Form 10-Q
period 2013-02-28
CAMP NINE, INC.
filed 2013-05-03
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-184881

Camp Nine, Inc.

(Exact name of registrant as specified in its charter)

NV	45-5401931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1065 Kawaiahao St Ste 2207, Honolulu, Hawaii
(Address of principal executive offices)

(803) 226-7944
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,500,000 as of May 2, 2013.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of February 28, 2013 and February 29, 2012 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012 and period from May 23, 2011 (Inception) to February 28, 2013 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012 and period from May 23, 2011 (Inception) to February 28, 2013 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

	February 28,	August 31,
ASSETS	2013	2012
	(unaudited)
CURRENT ASSETS

Cash	$7,504	$8,949
Inventory	2,690	6,405
Other Current Asset	—	3,000

Total Current Assets	10,194	18,354

TOTAL ASSETS	$10,194	$18,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$12,002	6,996

Total Current Liabilities	12,002	6,996

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.001 par value, 90,000,000 shares authorized, 23,500,000 and 10,000,000 shares issued and outstanding, respectively	23,500	23,500
Deficit accumulated during the development stage	(25,308)	(12,142)

Total Stockholders' Equity	(1,808)	11,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,194	$18,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-1

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

					From Inception
					on May 23,
	For the Six Months Ended		For the Six Months Ended		2011 Through
	February 28,		February 28,		February 28,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$2,346	$6,026	$4,495	$6,026	$12,436
COST OF GOODS SOLD	1,864	4,509	3,714	4,509	9,513
GROSS MARGIN	482	1,517	781	1,517	2,923

OPERATING EXPENSES

Advertising and promotion	723	765	1,032	1,090	5,759
Loss on impairment of inventory	—	377	—	377	377
General and administrative	3,905	878	12,915	992	22,095

Total Operating Expenses	4,628	2,020	13,947	2,459	28,231

LOSS FROM OPERATIONS	(4,146)	(503)	(13,166)	(942)	(25,308)

NET LOSS	$(4,146)	$(503)	$(13,166)	$(942)	(25,308)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,500,000	14,000,000	23,500,000	13,846,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-2

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			From Inception
			on May 23,
	For the Six Months Ended		2011 Through
	February 28,		February 28,
	2013	2012	2013
OPERATING ACTIVITIES	(unaudited)	(unaudited)

Net loss	$(13,166)	$(942)	$(25,308)

Adjustments to reconcile net loss to cash used in operating activities:

Changes in operating assets and liabilities:
Inventory	3,715	(1,535)	(2,690)
Other current assets	3,000	—	—
Accounts payable	5,006	242	12,002

Net Cash (Used in) Provided by Operating Activities	(1,445)	(2,235)	(15,996)

FINANCING ACTIVITIES

Proceeds from the issuance of common stock	—	4,000	23,500

Net Cash Provided by Financing Activities	—	4,000	23,500

NET INCREASE (DECREASE) IN CASH	(1,445)	1,765	7,504
CASH AT BEGINNING OF PERIOD	8,949	3,014	—

CASH AT END OF PERIOD	$7,504	$4,779	$7,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-3

CAMP NINE, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2013 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements filed in the S-1. The results of operations for the periods ended August 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Camp Nine, Inc. and Subsidiary (“the Company”) is presented to assist in understanding the Company’s financial statements.  The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. On May 31, 2012, Camp Nine, Inc. (“the Parent”) entered into an Acquisition Agreement with Camp Nine, LLC and the member of Camp Nine, LLC (“the Subsidiary”), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on May 31, 2012.

Pursuant to the terms and conditions of the Acquisition Agreement, 23,500,000 shares of restricted common stock of the Company were issued to the sole member of Camp Nine, LLC, in exchange for all of the issued and outstanding membership units of the Subsidiary. As a result of the transaction, Camp Nine, LLC became a wholly-owned subsidiary of the Parent and the sole member of the Subsidiary became the controlling shareholder of the Company. For accounting purposes, the Subsidiary is considered the accounting acquirer, and the historical Balance Sheets, Statements of Operations, and Statements of Cash Flow of the Subsidiary are presented as those of the Company. The historical equity information is that of Camp Nine, LLC, the accounting acquire.

Organization and Line of Business

The Parent was incorporated on May 31, 2012 in the State of Nevada. The Subsidiary was incorporated on May 23, 2011 in the state of Hawaii.  The Company is a manufacturer and retailer of surfboards and related accessories.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows

F-4

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $25,308 as of February 28, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We were incorporated as Camp Nine, Inc. in the State of Nevada on May 31, 2012, for the purpose of designing, manufacturing, marketing and selling surfboards. In an attempt to limit our liability, the actual designing, manufacturing, marketing and selling of surfboards occurs in our wholly owned subsidiary, Camp Nine, LLC, a Hawaii limited liability company. We believe that by having all of the foregoing occur in Camp Nine, LLC, lawsuits would be confined to Camp Nine LLC and not the parent company, Camp Nine Inc. Camp Nine, LLC, was organized on May 23, 2011, in the State of Hawaii.

We currently manufacture and sell three models of surfboards, the Ace 1, Bandito and Hot Pocket. Each of these models has a variety of graphics. Surfboard graphics are the emphasis of our company. To this end, rather than simply trying to sell a surfboard, we promote our surfboards as pieces of art. In addition to the foregoing models, we are currently designing a fourth surfboard model, The Classic.

Products and Pricing

We offer “performance shortboards” and “fun shortboards”. A performance shortboard is intended for those surfers who are more experienced, accomplished surfers. These parties generally have no trouble with the basics of surfing such as catching a wave, and thus want a performance surfboard that is highly maneuverable and responsive. Less accomplished surfers will generally gravitate towards the species of shortboard known as the fun shortboard. Fun shortboards are less maneuverable than performance boards once you are on the wave, but are designed to facilitate the catching of the wave. Fun shortboards are also used by all levels of surfers when the waves are too small to support performance surfing. Our current surfboard models are as follows:

•	Ace 1

o	We believe that the Ace 1 is a high performance shortboard . We designed this surfboard for the more advanced surfer that excels at catching waves in all conditions. We emphasized performance in designing this model. We believe that this is a good surfboard for waves up to 8-10 feet but is not suitable for waves beyond that height.

o	It is available in the following heights:

▪	5’7”, 5’9”, 5’11”, 6’1” and 6’3”.

o	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $400.

•	Bandito

o	We believe that the Bandito is a medium performance shortboard . We designed this model to allow the surfer to more easily catch waves than with the Ace 1. Its greater wave catching capacity does come at a cost though as we consider it to be less maneuverable than is the Ace 1 once the surfer is on the wave. Although less maneuverable, we believe that it is still a good surfboard for waves up to 8-10 feet.

o	It is available in the following heights:

▪	5’7”, 5’9”, 5’11”, 6’1” and 6’3”.

o	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $550.

•	Hot Pocket

o	We believe the Hot Pocket is a fun shortboard. As such we designed this surfboard with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is available in the following heights:

▪	5’7”, 5’9”, 5’11” and 6’1”.

o	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $450.

We are currently designing another surfboard called The Classic which we consider to be a fun shortboard. We are designing this surfboard to have a fun surfboard that can be used in greater wave heights than our current model fun surfboard, the Hot Pocket. It is our intention to have The Classic available for sale to the public by the end of the Summer 2013. The Classic can be described as follows:

• The Classic

o We believe the Classic Board is a fun shortboard. As with the Hot Pocket, this board will be designed with an emphasis on making it easier to catch waves and ride them without worrying about maneuverability on the wave. We believe that this surfboard will be good for waves up to 10 feet but is not suitable for waves beyond that height.

o We anticipate that it will be available in only a 5’11” height.

o We anticipate that this model will be priced at $675. As with the other models though we may sell it a discounted price. If it is sold at a discounted price, we do not believe that it would be sold for less than $400.

Mr. Garcia, our sole officer and director, has settled on the design for The Classic, but has not yet had a model manufactured. Prior to ordering a number of The Classic for manufacture and then sale, we will need to have a prototype manufactured that Mr. Garcia feels will perform and sell well.

It is possible that Mr. Garcia may not like the initial prototype for The Classic. If Mr. Garcia decides that the initial prototype is not suitable for sale, then this surfboard may not be able to be sold, and we may suffer a resultant loss on that particular surfboard. We do not anticipate that the cost of manufacturing The Classic will be any different than the cost of manufacturing our other models of surfboards, the Ace 1, Hot Pocket and Bandito.

Surfboard Manufacturing Process

Our surfboards consist of polyurethane foam, fiberglass and epoxy resin. The first step in manufacturing a surfboard is to purchase a blank piece of polyurethane foam from a supplier. This piece of foam is referred to as a blank. The second step is to shape the blank into the dimensions desired for the surfboard. After the blank has been shaped to the desired dimensions, the next step is to apply an initial coat of fiberglass on the surface of the surfboard. Once the initial coat of fiberglass has been applied, then the graphics are applied to the surfboard. After the graphics have been applied to the surfboard, a coat of fiberglass and resin is applied to the surface of the surfboard.

We have independent contractors perform all of the foregoing work. The party that shapes the blank to our desired dimensions is referred to as the shaper. The party that applies the fiberglass, resin and graphics is referred to as the glasser. To date, it has taken approximately 4-6 weeks from the time we order a surfboard from our independent contractors until we receive a completed surfboard.

Although we plan to pursue written agreements with our independent contractors to provide goods and services to us at their respective and customary rates upon request, we do not currently have a written agreement in place with our independent contractors. Each of these functions requires the services of persons in high demand and these persons may not always be available. The implementation of our business plan and ability to services our customers may be impaired if we are not able to secure written agreements with our independent contractors. In addition, because we do not have written agreements with our independent contractors, they could refuse to produce surfboards, reduce the number of surfboards that they provide or change the terms and prices under which they normally supply our surfboards. The occurrence of any such conditions will have a materially negative effect upon our reputation and our ability to distribute our surfboards, which will cause a material reduction in our revenues.

Competition

To date we have sold all of our surfboards on Oahu, Hawaii. We anticipate that all of our sales in the immediate future will also occur on Oahu. We face a tremendous amount of competition from other surfboard manufacturers, both local and national, in this market.

The surfboard manufacturing market is characterized by a few global competitors that sell their product in every market in which surfing is popular, and local competitors that manufacturer and sell surfboards to parties in the immediate geographic vicinity in which they reside. National manufacturers enjoy the competitive advantage of brand recognition. National manufacturers achieve brand recognition by placing advertisements in national magazines such as Surfer, Surfing and Transworld Surf and sponsoring high profile surfers. Further brand recognition is gained when these high profile surfers appear in the foregoing magazines and surf videos.

Although local manufacturers enjoy brand recognition, it is not as great. We believe that manufacturers do possess a high degree of brand loyalty though. Local manufacturers frequently custom shape surfboards to the particular requests of their customers. It is our belief that if a customer is pleased with the surfboard, then they will generally return to that manufacturer when they need a new surfboard. We also believe that, for this same reason, national manufacturers also enjoy brand loyalty.

We do not have the resources to compete with the marketing done by national competitors. With respect to local competitors, we face the obstacle of having to move customers away from a product they know that they enjoy surfing. In attempt to overcome the obstacles presented by national and local surfboard manufacturers we have emphasized surfboard graphics.

Our surfboards have extensive graphics and colors. We emphasize this in the promotion of our surfboards by referring to them as art. We believe that our graphics will serve to attract customers who appreciate extensive graphics and colors. Additionally, while we are primarily targeting customers who will use our surfboards to surf, we hope that by promoting our surfboards as art that some individuals may buy the surfboards as decorative pieces to be displayed and not surfed. At this point however, this would merely be a collateral benefit.

Plan of Operation.

Current Inventory and Product Development

Currently, we have inventory of 4 surfboards consisting of:

•	2 of the Ace 1

•	1 of the Bandito

•	1 of the Hot Pocket

Over the next three to six months, we plan to manufacture additional surfboards and to increase our saleable inventory to approximately nineteen surfboards.  We will continue to feature the three models, the Ace 1, Hot Pocket and Bandito, but will likely incorporate different graphic designs.  During the coming months, our surfboards will continue to be designed by our sole officer and director, Michael Garcia. In addition to the foregoing models we plan on introducing a new model surfboard, The Classic, prior to the end of Summer 2013. Additional information and disclosure regarding The Classic can be found in the Products and Pricing section on Page 6.

The purchase of additional materials, consisting of blank pieces of polyurethane foam, graphics and fins for the surfboards, will be required.  In addition, we will require funds to compensate independent contractors who will assist in the production process on an as-needed basis.  Generally, the independent contractors used will be the party that shapes the blank piece of polyurethane foam into a surfboard and the individual that lays the fiberglass, graphics and resin on the surfboard. Our budget for these expenses is as follows:

● Raw materials and supplies	$1,779
● Labor	$4,221
Total	$6,000

Using the $6,000 budget above, we expect to produce approximately fifteen new surfboards.  Our immediate goal is to supplement our current stock of surfboards. Once we have increased our stock of surfboards, then we intend to increase our print advertising. It is our hope that the increased advertising and will lead to increase demand which we hope to be able to meet with our larger inventory.

We plan to finance our planned manufacture of additional inventory through the use of cash on hand as well as funds to be raised. Capital plans include selling equity securities and obtaining debt financing to fund capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Marketing Efforts

To date our marketing efforts have consisted of a website, campnine.com, displaying our surfboards in retail stores, social media, advertising boards for sale on craigslist.org and print advertising.

Website.

Customers can view the surfboard models and 1) purchase them directly from us via the website or 2) locate a surf shop that carries our surfboards. Under the Board Models tab, individuals can view all of the types of board models and dimensions. Customers can also take a look at our existing boards for sale, and the dimensions and graphics of each, under the Shop tab. We also offer a list of the surf shops that carry our surfboards and pictures, length and cost of the surfboards at the surf shop. In addition to our product information the website has a photo gallery page and a blog page with announcements on regarding upcoming sales on surfboards and placement of the surfboards in the surf shops. Our President, Michael Garcia designed the website and maintains it. We pay approximately $100 to maintain the website.

Retail Surf Shops.

We currently have our surfboards in three surf shops, Surf Garage Surf Shop, Drift Surf and Diamond Head Surfboards all of which are in Honolulu, Hawaii. The surfboards are offered for sale in these surf shops on a consignment basis. To date we have provided the surf shops 20% of the gross sales price of each board. Although this lowers our return on each surfboard, we believe that having the surfboard on display increases our overall product and brand awareness in the local surf community and increases the chance of the surfboard being sold.

Social Media.

We have both a Facebook page, CampNine BoardLine, and a Twitter account, @campnine.com. Our Facebook page has over 500 friends. We attempt to regularly post product available for sale and direct people to our website for further product information. We have over 450 followers and almost 2,000 people following us on our twitter account. We attempt to direct people to our website by advising them of new posts on our blog. Currently, there is no charge from either Facebook or Twitter to maintain a webpage or account, respectively.

Craigslist.

We post our surfboards for sale on the craigslist.org page for Hawaii. The posts generally provide a link to our website, a picture of the board for sale, its cost and dimensions. If a model is for sale at one of the retail surf shops that is carrying our product, then we generally provide the location of the surf shop as well. Currently, there is no charge for advertising surfboards for sale on craigslist.org.

Print Advertising.

Our surfboards were listed in Freesurf Spring Board Buyer’s Guide. The cost for this was $700. This is the extent of our print advertising to date. We hope to increase our exposure with additional print advertising. However, this will be contingent on our ability to raise additional funds.

T Shirts.

In order to promote our visibility, we printed 50 t-shirts with our name and logo. These will be given to surf shop owners, parties that purchase surfboards, and may be given away at surf contests.

Results of operations for the three months and six months ended February 28, 2013 and 2012 and for the period from May 23, 2011 (date of inception) through February 28, 2013.

We generated $2,346 and $6,026 in revenue for the three months ended February 28, 2013 and 2012. We generated $4,495 and $6,026 in revenue for the six months ended February 28, 2013 and 2012. We generated $12,436 in revenue from Inception on May 23, 2011 through February 28, 2013.

Our cost of goods sold for the three months ended February 28, 2013 and 2012 was $1,864 and $4,509. Our cost of goods sold for the six months ended February 28, 2013 and 2012 was $3,714 and $4,509. Our cost of goods sold from Inception on May 23, 2011 through February 28, 2013, was $9,513.

Our operating expenses for the three months ended February 28, 2013 and 2012 were $4,628 and $2,020, respectively. Our operating expenses for the six months ended February 28, 2013 and 2012 were $13,947 and $2,459, respectively. Our operating expenses from Inception on May 23, 2011 through February 28, 2013, was $28,230.

The operating expenses for the three months ended February 28, 2013 and 2012, consisted primarily of general and administrative fees of $3,905 and $878 and advertising and promotion costs of $723 and $765, respectively. The operating expense for the six months ended February 28, 2013 and 2012, consisted primarily of general and administrative fees of $12,915 and $992 and advertising and promotion costs of $1,032 and $1,090, respectively. The operating expenses for the period from Inception on May 23, 2011 through February 28, 2013, consisted primarily of general and administrative fees of $22,095 and advertising and promotion costs of $5,759.

We recorded a net loss of $4,146 and $503 for the three months ended February 28, 2013 and 2012. We recorded a net loss of $13,166 and $942 for the six months ended February 28, 2013 and 2012. We recorded a net loss of $25,308 from Inception on May 23, 2011 through February 28, 2013.

Liquidity and Capital Resources

As of February 28, 2013, we had total current assets of $10,194 including cash of $7,504, and total current liabilities of $12,002. Thus, as of February 28, 2013, we had a capital deficit of $1,808.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2013, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Michael Garcia. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2013.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camp Nine, Inc.

Date:	May 3, 2013

/s/ Michael Garcia
By:	Michael Garcia
Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and sole Director

