Form 10-Q
period 2013-05-31
CAMP NINE, INC.
filed 2013-07-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,500,000 as of July 12, 2013.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and May 31, 2012 and period from May 23, 2011 (Inception) to May 31, 2013 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and May 31, 2012 and period from May 23, 2011 (Inception) to May 31, 2013 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

 CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$664	$8,949
Inventory	2,369	6,405
Other Current Asset	—	3,000
Total Current Assets	3,033	18,354
Property and equipment, net	1,700	—
TOTAL ASSETS	$4,733	$18,354
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$25,751	$6,996
Sales tax payable	275	—
Total Current Liabilities	26,026	6,996
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value; 90,000,000 shares authorized, 23,500,000 shares issued and outstanding for both periods	23,500	23,500
Deficit accumulated during the development stage	(44,793)	(12,142)
Total Stockholders' Equity (Deficit)	(21,293)	11,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,733	$18,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-1

 CAMP NINE, INC.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		From Inception on May 23, 2011 Through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013
REVENUES	$634	$400	$5,129	$6,426	$13,070
COST OF GOODS SOLD	322	292	4,036	4,801	9,835
GROSS MARGIN	312	108	1,093	1,625	3,235
OPERATING EXPENSES
Advertising and promotion	—	—	1,032	3,679	5,759
Loss on impairment of inventory	—	—	—	377	377
General and administrative	19,797	2,589	32,712	992	41,892
Total Operating Expenses	19,797	2,589	33,744	5,048	48,028
LOSS FROM OPERATIONS	(19,485)	(2,481)	(32,651)	(3,423)	(44,793)
NET LOSS	$(19,485)	$(2,481)	$(32,651)	$(3,423)	$(44,793)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,500,000	14,103,261	23,500,000	13,947,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

 CAMP NINE, INC.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended May 31,		From Inception on May 23, 2011 Through May 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(32,651)	$(3,423)	$(44,793)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	100	—	100
Changes in operating assets and liabilities:
Inventory	4,036	(857)	(2,369)
Other current assets	3,000	—	—
Accounts payable	18,755	59	25,751
Sales tax payable	275	—	275
Net Cash Used in Operating Activities	(6,485)	(4,221)	(21,036)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,800)	—	(1,800)
Net Cash Used in Investing Activities	(1,800)	—	(1,800)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	13,500	23,500
Net Cash Provided by Financing Activities	—	13,500	23,500
NET INCREASE (DECREASE) IN CASH	(8,285)	9,279	664
CASH AT BEGINNING OF PERIOD	8,949	3,014	—
CASH AT END OF PERIOD	$664	$12,293	$664
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-3

 CAMP NINE, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2013 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited interim financial statements of Camp Nine, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2012 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2012 financial statements have been omitted.

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

Pursuant to the terms and conditions of the Acquisition Agreement, 23,500,000 shares of restricted common stock of the Company were issued to the sole member of Camp Nine, LLC, in exchange for all of the issued and outstanding membership units of the Subsidiary. As a result of the transaction, Camp Nine, LLC became a wholly-owned subsidiary of the Parent and the sole member of the Subsidiary became the controlling shareholder of the Company. For accounting purposes, the Subsidiary is considered the accounting acquirer, and the historical Balance Sheets, Statements of Operations, and Statements of Cash Flow of the Subsidiary are presented as those of the Company. The historical equity information is that of Camp Nine, LLC, the accounting acquiree.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F-4

CAMP NINE, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2013 (Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $44,793 as of May 31, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – SUBSEQUENT EVENT

Beginning in June 2013, the Company began a stock offering to sell its registered shares of common stock. To date, the Company has received subscriptions for 2,125,000 shares worth $8,500. These shares will be issued upon closing of this offering.

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

Products and Pricing

We offer “performance shortboards” and “fun shortboards”. A performance shortboard is intended for those surfers who are more experienced, accomplished surfers. These parties generally have no trouble with the basics of surfing such as catching a wave, and thus want a performance surfboard that is highly maneuverable and responsive. Less accomplished surfers will generally gravitate towards the species of shortboard known as the fun shortboard. Fun shortboards are less maneuverable than performance boards once you are on the wave, but are designed to facilitate the catching of the wave. Fun shortboards are also used by all levels of surfers when the waves are too small to support performance surfing. Our current surfboard models are as follows:

☐	Ace 1

•	We believe that the Ace 1 is a high performance shortboard . We designed this surfboard for the more advanced surfer that excels at catching waves in all conditions. We emphasized performance in designing this model. We believe that this is a good surfboard for waves up to 8-10 feet but is not suitable for waves beyond that height.

•	It is available in the following heights:

•	5’7”, 5’9”, 5’11”, 6’1” and 6’3”.

•	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $400.

☐	Bandito

•	We believe that the Bandito is a medium performance shortboard . We designed this model to allow the surfer to more easily catch waves than with the Ace 1. Its greater wave catching capacity does come at a cost though as we consider it to be less maneuverable than is the Ace 1 once the surfer is on the wave. Although less maneuverable, we believe that it is still a good surfboard for waves up to 8-10 feet.

•	It is available in the following heights:

•	5’7”, 5’9”, 5’11”, 6’1” and 6’3”.

•	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $550.

☐	Hot Pocket

•	We believe the Hot Pocket is a fun shortboard. As such we designed this surfboard with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

•	It is available in the following heights:

•	5’7”, 5’9”, 5’11” and 6’1”.

•	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $450.

We are currently designing another surfboard called The Classic which we consider to be a fun shortboard. We are designing this surfboard to have a fun surfboard that can be used in greater wave heights than our current model fun surfboard, the Hot Pocket. It is our intention to have The Classic available for sale to the public by the end of the Summer 2013. The Classic can be described as follows:

☐	The Classic

•	We believe the Classic Board is a fun shortboard. As with the Hot Pocket, this board will be designed with an emphasis on making it easier to catch waves and ride them without worrying about maneuverability on the wave. We believe that this surfboard will be good for waves up to 10 feet but is not suitable for waves beyond that height.

•	We anticipate that it will be available in only a 5’11” height.

•	We anticipate that this model will be priced at $675. As with the other models though we may sell it a discounted price. If it is sold at a discounted price, we do not believe that it would be sold for less than $400.

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

Plan of Operation.

Current Inventory and Product Development

Currently, we have inventory of 4 surfboards consisting of:

☐	2 of the Ace 1

☐	1 of the Bandito

☐	1 of the Hot Pocket

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

Results of operations for the three months and nine months ended May 31, 2013 and 2012 and for the period from May 23, 2011 (date of inception) through May 31, 2013.

We generated $634 and $400 in revenue for the three months ended May 31, 2013 and 2012. We generated $5,129 and $6,426 in revenue for the nine months ended May 31, 2013 and 2012. We generated $13,070 in revenue from Inception on May 23, 2011 through May 31, 2013.

Our cost of goods sold for the three months ended May 31, 2013 and 2012 was $322 and $292. Our cost of goods sold for the nine months ended May 31, 2013 and 2012 was $4,036 and $4,801. Our cost of goods sold from Inception on May 23, 2011 through May 31, 2013, was $9,835.

Our operating expenses for the three months ended May 31, 2013 and 2012 were $19,797 and $2,589, respectively. Our operating expenses for the nine months ended May 31, 2013 and 2012 were $33,744 and $5,048, respectively. Our operating expenses from Inception on May 23, 2011 through May 31, 2013, were $48,028.

The operating expenses for the three months ended May 31, 2013 consisted of general and administrative fees of $19,797. The operating expenses for the three months ended May 31, 2012, consisted primarily of advertising and promotion costs of $2,589. The operating expense for the nine months ended May 31, 2013 and 2012, consisted primarily of general and administrative fees of $32,712 and $992 and advertising and promotion costs of $1,032 and $3,679, respectively. The operating expenses for the period from Inception on May 23, 2011 through May 31, 2013, consisted primarily of general and administrative fees of $41,892 and advertising and promotion costs of $5,759.

We recorded a net loss of $19,485 and $2,481 for the three months ended May 31, 2013 and 2012. We recorded a net loss of $32,651 and $3,423 for the nine months ended May 31, 2013 and 2012. We recorded a net loss of $44,793 from Inception on May 23, 2011 through May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2013, we had total current assets of $3,033 including cash of $664, and total current liabilities of $26,026. Thus, as of May 31, 2013, we had a capital deficit of $22,993.

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

Off Balance Sheet Arrangements

As of May 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Michael Garcia. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camp Nine, Inc.

Date:	July 12, 2013

/s/ Michael Garcia
By:	Michael Garcia
Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and sole Director

