Form 10-K
period 2013-08-31
CAMP NINE, INC.
filed 2013-12-16
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,500,000 as of December 13, 2013.

PART I

Item 1. Business

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

We currently offer five models of surfboards, the Ace 1, Bandito, Hot Pocket, Koa and Koko. Each of these models has can come with a variety of graphics and a variety of colors. Surfboard graphics and colors are the emphasis of our company. To this end, rather than simply trying to sell a surfboard, we promote our surfboards as pieces of art.

Products and Pricing

We offer two lines of surfboards, the “Throwback Line” and the “Pop Art Line”. The models in the Throwback Line consist of the: Koa and Koko. The Pop Art Line consists of the: Ace 1, Bandito and Hot Pocket. The “Pop Art Line” contains both “performance shortboards” and “fun shortboards”. The “Throwback Line” consists of “fun shortboards”.

A performance shortboard is intended for those surfers who are more experienced, accomplished surfers. These parties generally have no trouble with the basics of surfing such as catching a wave, and thus want a performance surfboard that is highly maneuverable and responsive. Less accomplished surfers will generally gravitate towards the species of shortboard known as the fun shortboard. Fun shortboards are less maneuverable than performance boards once you are on the wave, but are designed to facilitate the catching of the wave. Fun shortboards are also used by all levels of surfers when the waves are too small to support performance surfing. Our current surfboard models for each line are as follows:

Pop Art Line

·	Ace 1

o	We believe that the Ace 1 is a high performance shortboard. We designed this surfboard for the more advanced surfer that excels at catching waves in all conditions. We emphasized performance in designing this model. We believe that this is a good surfboard for waves up to 8-10 feet but is not suitable for waves beyond that height.

o

The model has historically been priced at $675.  The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $400 and will likely reduce the sales price for our two remaining models to $450-475.

The Ace 1 will still be featured as a surfboard on our website. However, as we believe the market for high and medium performance shortboards is more competitive than the market is for fun surfboards, we will only be manufacturing these boards if requested by a customer.

·	Bandito

o	We believe that the Bandito is a medium performance shortboard. We designed this model to allow the surfer to more easily catch waves than with the Ace 1. Its greater wave catching capacity does come at a cost though as we consider it to be less maneuverable than the Ace 1 once the surfer is on the wave. Although less maneuverable, we believe that it is still a good surfboard for waves up to 8-10 feet.

o	The model is generally priced at $675. The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $550.

The Bandito will still be featured as a surfboard on our website. However, as we believe the market for high and medium performance shortboards is more competitive than the market is for fun surfboards, we will only be manufacturing these boards if requested by a customer.

·	Hot Pocket

o	We believe the Hot Pocket is a fun shortboard. As such we designed this surfboard with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is available in the following heights:

§	5’7”, 5’9”, 5’11” and 6’1”.

o

The model is generally priced at $675.  The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $450.

We believe the market for fun shortboards is strong and less competitive. We may continue to manufacture and maintain a small inventory of the Hot Pocket.

·	We had previously anticipated creating a surfboard model referred to as The Classic. We have decided not to manufacture The Classic.

Throwback Line

·	Koko
o	We believe the Koko is a fun surfboard. Like other fun surfboards it was designed with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. An additional emphasis on this model was speed which is why it has a square nose. We consider this surfboard to be a very fast surfboard. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is currently available only in a 5’5” height.

o	The model is priced at $975.

o	We have manufactured one of these surfboards and are currently manufacturing another. We have a small initial production as we want to gauge the market reaction to it prior to committing to it. We may carry a small inventory of these if the response to it is positive.

·	Koa
o	We believe the Koa is a fun surfboard. Like our other fun surfboards it was designed with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. The distinguishing factor between this model and the Koko is the nose. The nose for this board is more rounded, which gives it less speed but more maneuverability. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is currently available only in a 5’4” height.

o	The model is priced at $975.

o	We have manufactured one of these surfboards and are currently manufacturing another. We have a small initial production as we want to gauge the market reaction to it prior to committing to it. We may carry a small inventory of these if the response to it is positive.

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

Our surfboards have graphics and colors that we believe are unique. We emphasize this in the promotion of our surfboards by referring to them as art. We believe that our graphics and colors will serve to attract customers who appreciate extensive graphics and colors. Additionally, while we are primarily targeting customers who will use our surfboards to surf, we hope that by promoting our surfboards as art that some individuals may buy the surfboards as decorative pieces to be displayed and not surfed. At this point however, this would merely be a collateral benefit.

Seasonal Business

Surfers ride waves. The most consistent and best waves are generated by storms in the Northern Hemisphere in November through February and in the Southern Hemisphere in June through September. It can be expected that most surfers will purchase surfboards during these windows, and that conversely, our sales outside of these windows will be lower than during these windows.

Subsidiaries

We own 100% of Camp Nine, LLC, a Hawaii limited liability company.

Intellectual Property

We have registered the domain name of our primary website, campnine.com. In addition, we have filed with the Hawaii Secretary of State 1) a trade name reservation for Camp Nine Board Line Hawaii and 2) a trade mark reservation Camp Nine Hawaii and our logo. In the future we intend to file federal trademark registrations for “Camp Nine Hawaii”.

Plan of Operation

Current Inventory and Product Development

Currently, we have inventory of 5 surfboards consisting of:

·	2 of the Ace 1

·	1 of the Bandito

·	1 of the Koa 1 of the Koko

Our current manufacturing plan is to wait and gauge the response generated by the Koa and Koko models. If we receive positive feedback from them on our website and from the customers in the surf shop, then we will likely manufacture more of them and maintain a small inventory. If the response is not positive, then we will likely look for a different board design.

Should we decide to increase our inventory, then we plan to finance our planned manufacture of additional inventory through the use of cash on hand as well as funds to be raised. Capital plans include selling equity securities and obtaining debt financing to fund capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Marketing Efforts

To date our marketing efforts have consisted of a website, campnine.com, displaying our surfboards in retail stores, social media, advertising boards for sale on craigslist.org and print advertising.

Website.

Customers can view the surfboard models and 1) purchase them directly from us via the website or 2) locate a surf shop that carries our surfboards. Under the Board Models tab, individuals can view all of the types of board models and dimensions. Customers can also take a look at our existing boards for sale, and the dimensions and graphics of each, under the Shop tab. We also offer feature the surf shop that carries our surfboards and pictures, length and cost of the surfboards at the surf shop. In addition to our product information the website has a photo gallery page and a blog page with announcements on regarding upcoming sales on surfboards and placement of the surfboards in the surf shops. Our President, Michael Garcia designed the website and maintains it. We pay approximately $100 to maintain the website.

Retail Surf Shops.

We currently have our surfboards in one surf shop, Surf Garage in Honolulu, Hawaii. The surfboards are offered for sale in this surf shop on a consignment basis. To date we have provided the surf shop 20% of the gross sales price of each board. Although this lowers our return on each surfboard, we believe that having the surfboard on display increases our overall product and brand awareness in the local surf community and increases the chance of the surfboard being sold.

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

T Shirts.

In order to promote our visibility, we printed t-shirts with our name and logo. These will be given to surf shop owners, parties that purchase surfboards, and may be given away at surf contests.

Item 2. Properties

We do currently own or lease any property. Our sole officer and director, Michael Garcia, provides us office space at 1065 Kawaiahao St Ste 2207, Honolulu, Hawaii 96814.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. We anticipate making an application for trading of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of December 13, 2013 we had 28,500,000 shares of our common stock issued and outstanding, held by thirty one (31) shareholders of record.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Securities Authorized for Issuance under Equity Compensation Plans

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations for the years ended August 31, 2013 and 2012 and for the period from May 23, 2011 (date of inception) through August 31, 2013.

We generated $5,129 and $7,941 in revenue for the years ended August 31, 2013 and 2012. We generated $13,070 in revenue from Inception on May 23, 2011 through August 31, 2013.

Our cost of goods sold for the years ended August 31, 2013 and 2012 was $4,036 and $5,799. Our cost of goods sold from Inception on May 23, 2011 through August 31, 2013, was $9,835.

Our operating expenses for the years ended August 31, 2013 and 2012 were $46,108 and $14,194, respectively. Our operating expenses from Inception on May 23, 2011 through August 31, 2013, were $57,157.

The operating expenses for the years ended August 31, 2013 and 2012, consisted primarily of general and administrative fees of $45,076 and $9,090, respectively. The operating expenses for the period from Inception on May 23, 2011 through August 31, 2013, consisted primarily of general and administrative fees of $54,256 and advertising and promotion costs of $5,759.

We recorded a net loss of $45,015 and $12,052 for the years ended August 31, 2013 and 2012. We recorded a net loss of $57,157 from Inception on May 23, 2011 through August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $18,459 including cash of $15,290, and total current liabilities of $33,666. Thus, as of August 31, 2013, we had a capital deficit of $15,207.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of August 31, 2013 there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $45,105 for the year ended August 31, 2013 and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2013 and 2012;
F-3	Statements of Operations for the years ended August 31, 2013 and 2012
F-4	Statement of Stockholders’ Deficit for the years ended Augsut 31, 2013 and 2012;
F-5	Statements of Cash Flows for the years ended August 31, 2013 and 2012;
F-6	Notes to Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Camp Nine, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Camp Nine, Inc. (“the Company”), as of August 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the period from May 23, 2011 (inception) through August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2013 and 2012, and the results of its consolidated operations and its consolidated cash flows for each of the years then ended and the period from May 23, 2011 (inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations for fiscal 2013 and has a working capital deficit as of August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 13, 2013

CAMP NINE, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	August 31,	August 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$15,290	$8,949
Inventory	3,169	6,405
Other Current Asset	—	3,000
Total Current Assets	18,459	18,354
Property, Plant and Equipment, net	1,550	—
TOTAL ASSETS	$20,009	$18,354
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,666	$6,996
Total Current Liabilities	33,666	6,996
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.001 par value, 90,000,000 shares authorized, 28,500,000 and 23,500,000 shares issued and outstanding, respectively	28,500	23,500
Additional Paid-in Capital	15,000	—
Deficit accumulated during the development stage	(57,157)	(12,142)
Total Stockholders' Equity	(13,657)	11,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,009	$18,354

The accompanying notes are an integral part of these consolidated financial statements.

CAMP NINE, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	From Inception on May 23, 2011 Through
	August 31, 2013	August 31, 2012	August 31, 2013
REVENUES	$5,129	$7,941	$13,070
COST OF GOODS SOLD	4,036	5,799	9,835
GROSS MARGIN	1,093	2,142	3,235
OPERATING EXPENSES
Advertising and promotion	1,032	4,727	5,759
Loss on impairment of inventory	—	377	377
General and administrative	45,076	9,090	54,256
Total Operating Expenses	46,108	14,194	60,392
LOSS FROM OPERATIONS	(45,015)	(12,052)	(57,157)
NET LOSS	$(45,015)	$(12,052)	(57,157)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,331,849	16,311,475

The accompanying notes are an integral part of these consolidated financial statements.

CAMP NINE, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity

	Common Stock	Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at inception on May 23, 2011	—	$—	$—	$—	$—
Common stock issued for cash at $0.001 per share	10,000,000	10,000	—	—	10,000
Net loss for the period from inception through August 31, 2011	—	—	—	(90)	(90)
Balance, August 31, 2011	10,000,000	10,000	—	(90)	9,910
Common stock issued for cash at $0.001 per share	13,500,000	13,500	—	—	13,500
Net loss for the year ended August 31, 2012	—	—	—	(12,052)	(12,052)
Balance, August 31, 2012	23,500,000	23,500	—	(12,142)	11,358
Common stock issued for cash at $0.004 per share	5,000,000	5,000	15,000	—	20,000
Net loss for the year ended August 31, 2013	—	—	—	(45,015)	(45,015)
Balance, August 31, 2013	28,500,000	$28,500	$15,000	$(57,157)	$(13,657)

The accompanying notes are an integral part of these consolidated financial statements.

CAMP NINE, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	From Inception on May 23, 2011 Through
	August 31, 2013	August 31, 2012	August 31, 2013
OPERATING ACTIVITIES
Net loss	$(45,015)	$(12,052)	$(57,157)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	250	—	250
Changes in operating assets and liabilities:
Inventory	3,236	491	(3,169)
Other receivable	3,000	(3,000)	—
Accounts payable	26,504	6,996	33,500
Sales Tax Payable	166	—	166
Net Cash Used in Operating Activities	(11,859)	(7,565)	(26,410)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,800)	—	(1,800)
Net Cash Used in Investing Activities	(1,800)	—	(1,800)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	20,000	13,500	43,500
Net Cash Provided by Financing Activities	20,000	13,500	43,500
NET INCREASE IN CASH	6,341	5,935	15,290
CASH AT BEGINNING OF PERIOD	8,949	3,014	—
CASH AT END OF PERIOD	$15,290	$8,949	$15,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAMP NINE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2013 and 2012

Note 1 – Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Camp Nine, LLC. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All material intercompany balances and transactions have been eliminated.

Development stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and other securities with an original maturity of 90 days or less. As of August 31, 2013 and 2012, cash balances totaled $15,290 and $8,949, respectively.

Inventory

In accordance with ASC 605 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis. Inventory consists of raw materials, finished goods held for sale and work in progress. As of August 31, 2013 and 2012, inventory consisted of the following:

	August 31, 2013	August 31, 2012
Raw materials	$—	$—
Finished goods	3,169	6,405
Work in process	—	—
Subtotal	3,169	6,405
Reserve for Obsolescence	—	—
Total	$3,169	$6,405

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and depreciated, while repairs and maintenance are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. There are none noted for the year ended August 31, 2013 and 2012.

Loss Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive financial instruments issued or outstanding for the years ended August 31, 2013 and 2012 and the period from inception thru August 31, 2013.

Revenue Recognition

The Company records sales when a firm sales agreement is in place, delivery has occurred, and collectability of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses. The Company incurred advertising costs of $1,032 and 4,727 during the years ended August 31, 2013 and 2012, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $57,157 as of August 31, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

In July 2013, the Company issued 5,000,000 shares of common stock at $0.004 per share for $20,000 cash to various investors.

Note 4 – Income taxES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized. At August 31, 2013, the Company had an unused net operating loss carryover approximating $48,015 that is available to offset future taxable income, which expires beginning in 2031.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	August 31, 2013	August 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$7,202	$5,118
Valuation allowance	(7,202)	(5,118)
Net deferred tax asset	$—	$—

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending August 31, 2013.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2013 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

12

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 31, 2013.

Name	Age	Position(s) and Office(s) Held
Michael Garcia	35	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Michael Garcia. Mr. Garcia currently works as an independent contractor for Mokuaina Properties a real estate development firm in Honolulu, Hawaii where he handles the social media and information technology for the firm. Mr. Garcia duties with this firm require that he devoted between 30-40 hours per week to the firm. He began working for Mokuaina as an independent contractor in March 2012. Prior to working for Mokuaina as an independent contractor, Mr. Garcia was an employee of Mokuaina from March 2010 until March 2012. During that time frame Mr. Garcia performed the same social media and information technology tasks that he is currently providing in his capacity as an independent contractor to the firm. Prior to working with Mokuaina, Mr. Garcia worked as a Money Coach for Tardus Wealth Strategies from June 2009 to June 2010 wherein he provided financial advice to individuals. From January 2007 until June 2009, Mr. Garcia provided promotional services for various nightclubs in Honolulu as an independent contractor.

Mr. Garcia creates the design dimensions and graphics for our surfboards and oversees the process of designing and manufacturing our surfboards. The foregoing activities generally require about 5 to 15 hours of Mr. Garcia’s time to complete weekly. There are no other items of specific professional experience, qualification or skills that led to his appointment as our sole officer and director. Mr. Garcia has been the sole officer, director and manager of Camp Nine, Inc., and Camp Nine, LLC, since inception on May 31, 2012 and May 23, 2011, respectively.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

13

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Michael Garcia, at the address appearing on the first page of this annual report.

Code of Ethics

As of August 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, the objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officer and independent directors to the extent feasible within the financial constraints faced by our developing business.  The stock options granted to our executive officer and to our independent directors are intended to provide these individuals with incentives to pursue the growth and development of the company’s operations and business opportunities. Although the options awarded to our executive and directors are typically exercisable immediately, they also remain valid and exercisable for terms of several years.  We believe this provides the proper balance of short-term and long-term incentives to increase the value of the company.  Although an immediate increase in share price following the issuance of the options would obviously result in a profit if those options were exercised, the longer exercisable period of the options also provides an incentive to increase value over the long term and gives our executive officer and directors the opportunity to realize gains based on the sustained growth of our operations and revenues.

In addition, our sole executive officer holds substantial ownership in the company and is generally motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Garcia, President, CEO, CFO, and director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

14

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Michael Garcia	0	0	0	0	0	0	0	0	0

Director Compensation

The table below summarizes all compensation of our directors as of August 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Garcia	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

15

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Michael Garcia 1065 Kawaiahao St., Ste 2207, Honolulu, Hawaii 96814	23,500,000	100%
Common	Total of sole officer and director	23,500,000	100%

Common	5% Shareholders
	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31, 2013	Audit Services	Audit Related Fees	Tax Fees	Other Fees
	$	$	$	$
16

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on March 7, 2013.

**Provided herewith
17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMP NINE, INC.

By:	/s/ Michael Garcia
Michael Garcia
Title:	Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director
Date:	December 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Garcia
Michael Garcia
Title:	Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director
Date:	December 13, 2013

18