Form 10-Q
period 2013-11-30
CAMP NINE, INC.
filed 2014-01-13
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2013

[ ]	Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,500,000 as of January 10, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of November 30, 2013 and 2012 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended November 30, 2013 2012 and period from May 23, 2011 (Inception) to November 30, 2013 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012 and period from May 23, 2011 (Inception) to November 30, 2013 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2013	2013

ASSETS
CURRENT ASSETS
Cash	$6,166	$15,290
Inventory	4,734	3,169
Total Current Assets	10,900	18,459
Property, Plant and Equipment, net	1,400	1,550
TOTAL ASSETS	$12,300	$20,009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$40,331	$33,666
Total Current Liabilities	40,331	33,666

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.001 par value, 90,000,000 shares authorized, 28,500,000 shares issued and outstanding for both periods	28,500	28,500
Additional Paid-in Capital	15,000	15,000
Deficit accumulated during the development stage	(71,531)	(57,157)
Total Stockholders' Equity	(28,031)	(13,657)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,300	$20,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-1

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	From Inception on May 23, 2011 Through
	November 30,	November 30,	November 30,
	2013	2012	2013
REVENUES	$1,850	$2,149	$14,920
COST OF GOODS SOLD	1,686	1,850	11,521
GROSS MARGIN	164	299	3,399
OPERATING EXPENSES
Advertising and promotion	—	309	5,759
Loss on impairment of inventory	—	—	377
General and administrative	14,538	9,010	68,794
Total Operating Expenses	14,538	9,319	74,930
LOSS FROM OPERATIONS	(14,374)	(9,020)	(71,531)
NET LOSS	$(14,374)	$(9,020)	(71,531)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,500,000	23,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended	From Inception on May 23, 2011 Through
	November 30,	November 30,	November 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(14,374)	$(9,020)	$(71,531)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	150	—	400
Changes in operating assets and liabilities:
Inventory	(1,565)	1,850	(4,734)
Other current assets	—	3,000	—
Accounts payable	6,665	5,667	40,331
Net Cash Used in Operating Activities	(9,124)	1,497	(35,534)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	—	(1,800)
Net Cash Used in Investing Activities	—	—	(1,800)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	—	43,500
Net Cash Provided by Financing Activities	—	—	43,500
NET INCREASE (DECREASE) IN CASH	(9,124)	1,497	6,166
CASH AT BEGINNING OF PERIOD	15,290	8,949	—
CASH AT END OF PERIOD	$6,166	$10,446	$6,166
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-3

CAMP NINE, INC.

Notes to Condensed Consolidated Financial Statements

November 30, 2013 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Camp Nine, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2013 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2012 financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $71,531 as of November 30, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE – SUBSEQUENT EVENT

The Company has evaluated events from November 30, 2013 through the date the financial statements were issued. There were no subsequent events that need disclosure.

F-4

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

Products and Pricing

We offer two lines of surfboards, the “Throwback Line” and the “Pop Art Line”. The models in the Throwback Line consist of the: SM1 and SM2. The Pop Art Line consists of the: Ace 1, Bandito and Hot Pocket. The “Pop Art Line” contains both “performance shortboards” and “fun shortboards”. The “Throwback Line” consists of “fun shortboards”.

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

The Ace 1 will still be featured as a surfboard on our website. However, as we believe the market for high and medium performance shortboards is more competitive, we will only be manufacturing these boards if requested by a customer.

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

The Bandito will still be featured as a surfboard on our website. However, as we believe the market for high and medium performance shortboards is more competitive, we will only be manufacturing these boards if requested by a customer.

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

We believe the market for fun shortboards is strong and less competitive. We may continue to manufacture and maintain a small inventory of Hot Pocket.

·	We had previously anticipated creating a surfboard model referred to as The Classic. We have decided not to create The Classic.

Throwback Line

·	SM2
o	We believe the SM2 is a fun surfboard. Like other fun surfboards it was designed with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. An additional emphasis on this model was speed which is why it has a square nose. We consider this surfboard to a very fast surfboard. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is currently available only in a 5’5” height.

o	The model is generally priced at $975.

o	We have manufactured two of these surfboards. We have a small initial production as we want to gauge the market reaction to it prior to committing to it. We may carry a small inventory of these if the response to it is positive.

o	Though the same design, the two surfboards are listed on the website as the Koa and SM2. We will be using the SM2 designation for this model surfboard going forward.

·	SM1
o	We believe the Koko is a fun surfboard. Like our other fun surfboards it was designed with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. The largest distinguishing factor between this model and the Koko is the nose. The nose for this board is more rounded, which gives it less speed but more maneuverability. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is currently available only in a 5’4” height.

o	The model is generally priced at $975.

o	We have manufactured two of these surfboards. We have a small initial production as we want to gauge the market reaction to it prior to committing to it. We may carry a small inventory of these if the response to it is positive.

o	Though the same design, the two surfboards are listed on the website as the Koko and SM1. We will be using the SM1 designation for this model surfboard going forward.

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

Our surfboards have designs, graphics or colors that we believe are unique. We emphasize this in the promotion of our surfboards by referring to them as art. We believe that our graphics and colors will serve to attract customers who appreciate extensive graphics and colors. Additionally, while we are primarily targeting customers who will use our surfboards to surf, we hope that by promoting our surfboards as art that some individuals may buy the surfboards as decorative pieces to be displayed and not surfed. At this point however, this would merely be a collateral benefit.

Plan of Operation

Current Inventory and Product Development

Currently, we have inventory of 7 surfboards consisting of:

•	2 of the Ace 1

•	1 of the Bandito

• • • •	1 of the Koa 1 of the Koko 1 of the SM1 1 of the SM2

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

Results of operations for the three months ended November 30, 2013 and 2012 and for the period from May 23, 2011 (date of inception) through November 30, 2013.

We generated $1,850 and $2,149 in revenue for the three months ended November 30, 2013 and 2012. We generated $14,920 in revenue from Inception on May 23, 2011 through November 30, 2013.

Our cost of goods sold for the three months ended November 30, 2013 and 2012 was $1,686 and $1,850. Our cost of goods sold from Inception on May 23, 2011 through November 30, 2013, was $11,521.

Our operating expenses for the three months ended November 30, 2013 and 2012 were $14,538 and $9,319, respectively. Our operating expenses from Inception on May 23, 2011 through November 30, 2013, were $74,930.

The operating expenses for the three months ended November 30, 2013 and 2012, consisted primarily of general and administrative fees of $14,538 and $9,010, respectively. The operating expenses for the period from Inception on May 23, 2011 through November 30, 2013, consisted primarily of general and administrative fees of $68,794 and advertising and promotion costs of $5,759.

We recorded a net loss of $14,374 and $9,020 for the three months ended November 30, 2013 and 2012. We recorded a net loss of $71,531 from Inception on May 23, 2011 through November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $10,900 including cash of $6,166, and total current liabilities of $40,331. Thus, as of November 30, 2013, we had a capital deficit of $29,431.

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

Off Balance Sheet Arrangements

As of November 30, 2013 there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $71,531 for the period November 30, 2013 expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarter report, being November 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits, Financial Statements Schedules

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMP NINE, INC.

By:	/s/ Michael Garica
Michael Garcia
Title:	Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director
Date:	January 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Garica
Michael Garcia
Title:	Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director
Date:	January 10, 2014

