Form 10-Q
period 2014-02-28
CAMP NINE, INC.
filed 2014-04-15
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2014

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

(803) 226-7944
(Registrant’s telephone number)
__________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,500,000 as of April 14, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of February 28, 2014 and 2013 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2014 and 2013 and period from May 23, 2011 (Inception) to February 28, 2014 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2014 and 2013 and period from May 23, 2011 (Inception) to February 28, 2014 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

  CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$2,626	$15,290
Inventory	6,124	3,169
Total Current Assets	8,750	18,459
Property, plant and equipment, net of accumulated depreciation of $550 and $250	1,250	1,550
TOTAL ASSETS	$10,000	$20,009
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$41,155	$33,666
Total Current Liabilities	41,155	33,666
STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.001 par value, 90,000,000 shares authorized, 28,500,000 and 10,000,000 shares issued and outstanding for both periods	28,500	28,500
Additional paid-in capital	15,000	15,000
Deficit accumulated during the development stage	(74,655)	(57,157)
Total Stockholders' Deficit	(31,155)	(13,657)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,000	$20,009

The accompanying notes are an integral part of these financial statements.

F-1

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

					From Inception
	For the	For the	For the	For the	on May 23,
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	2011 Through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
REVENUES	$682	$2,346	$2,532	$4,495	$15,602
COST OF GOODS SOLD	685	1,864	2,371	3,714	12,206
GROSS MARGIN	(3)	482	161	781	3,396
OPERATING EXPENSES
Advertising and promotion	—	723	—	1,032	5,759
Loss on impairment of inventory	—	—	—	—	377
General and administrative	3,121	3,905	17,659	12,915	71,915
Total Operating Expenses	3,121	4,628	17,659	13,947	78,051
LOSS FROM OPERATIONS	(3,124)	(4,146)	(17,498)#	(13,166)	(74,655)
NET LOSS	$(3,124)	$(4,146)	$(17,498)	$(13,166)	(74,655)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,500,000	23,500,000	28,500,000	23,500,000

The accompanying notes are an integral part of these financial statements.

F-2

CAMP NINE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

			From Inception
	For the	For the	on May 23,
	Six Months Ended	Six Months Ended	2011 Through
	February 28,	February 28,	February 28,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(17,498)	$(13,166)	$(74,655)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	300	—	550
Changes in operating assets and liabilities:
Inventory	(2,955)	3,715	(6,124)
Other current assets	—	3,000	—
Accounts payable	7,489	5,006	41,155
Net Cash Used in Operating Activities	(12,664)	(1,445)	(39,074)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	—	(1,800)
Net Cash Used in Investing Activities	—	—	(1,800)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	—	43,500
Net Cash Provided by Financing Activities	—	—	43,500
NET INCREASE (DECREASE) IN CASH	(12,664)	(1,445)	2,626
CASH AT BEGINNING OF PERIOD	15,290	8,949	—
CASH AT END OF PERIOD	$2,626	$7,504	$2,626
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-3

CAMP NINE, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2014 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Camp Nine, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2013 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2013 financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $74,655 as of February 28, 2014.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 – SUBSEQUENT EVENT

The Company has evaluated events from February 28, 2014 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

·	Hot Pocket

o	We believe the Hot Pocket is a fun shortboard. As such we designed this surfboard with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is available in the following heights:

o	5’7”, 5’9”, 5’11” and 6’1”.

o

The model is generally priced at $675.  The majority of our sales have occurred as that price point. However, we have had sales wherein this model was sold for as little as $450.

We believe the market for fun shortboards is strong and less competitive. We may continue to manufacture and maintain a small inventory of Hot Pocket.

·	We had previously anticipated creating a surfboard model referred to as The Classic. We have decided not to create The Classic.

Throwback Line

·	SM2

o	We believe the SM2 is a fun surfboard. Like other fun surfboards it was designed with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. An additional emphasis on this model was speed which is why it has a square nose. We consider this surfboard to a very fast surfboard. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is currently available only in a 5’5” height.

o	The model is generally priced at $975.

o	We have manufactured two of these surfboards. We have a small initial production as we want to gauge the market reaction to it prior to committing to it. We may carry a small inventory of these if the response to it is positive.

o	Though the same design, the two surfboards are listed on the website as the Koa and SM2. We will be using the SM2 designation for this model surfboard going forward.

·	SM1

o	We believe the SM1 is a fun surfboard. Like our other fun surfboards it was designed with an emphasis on making it easy to catch waves and ride them without worrying about maneuverability on the wave. The largest distinguishing factor between this model and the Koko is the nose. The nose for this board is more rounded, which gives it less speed but more maneuverability. We believe that this is a good surfboard for waves up to 6 feet but is not suitable for waves beyond that height.

o	It is currently available only in a 5’4” height.

o	The model is generally priced at $975.

o	We have manufactured two of these surfboards. We have a small initial production as we want to gauge the market reaction to it prior to committing to it. We may carry a small inventory of these if the response to it is positive.

o	Though the same design, the two surfboards are listed on the website as the Koko and SM1. We will be using the SM1 designation for this model surfboard going forward.

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

Plan of Operation

Current Inventory and Product Development

Currently, we have inventory of 7 surfboards consisting of:

·	2 of the Ace 1

·	1 of the Bandito

· · · ·	1 of the Koa 1 of the Koko 1 of the SM1 1 of the SM2

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

Results of operations for the three and six months ended February 28, 2014 and 2013 and for the period from May 23, 2011 (date of inception) through February 28, 2014.

We generated $682 and $2,346 in revenue for the three months ended February 28, 2014 and 2013. We generated $2,532 and $4,495 in revenue for the six months ended February 28, 2014 and 2013. We generated $15,602 in revenue from Inception on May 23, 2011 through February 28, 2014.

Our cost of goods sold for the three months ended February 28, 2014 and 2013 was $685 and $1,864, respectively. Our cost of goods sold for the six months ended February 28, 2014 and 2013 was $2,371 and $3,714, respectively. Our cost of goods sold from inception on May 23, 2011 through February 28, 2014, was $12,206.

Our operating expenses for the three months ended February 28, 2014 and 2013 were $3,121 and $4,628, respectively. Our operating expenses for the six months ended February 28, 2014 and 2013 were $17,659 and $13,947, respectively. Our operating expenses from Inception on May 23, 2011 through February 28, 2014, were $78,051.

The operating expenses for the three months ended February 28, 2014 and 2013, consisted primarily of general and administrative fees of $3,121 and $3,905, respectively. The operating expenses for the six months ended February 28, 2014 and 2013, consisted primarily of general and administrative fees of $17,659 and $12,915, respectively. The operating expenses for the period from Inception on May 23, 2011 through February 28, 2014, consisted primarily of general and administrative fees of $71,915 and advertising and promotion costs of $5,759.

We recorded a net loss of $3,124 and $4,146 for the three months ended February 28, 2014 and 2013. We recorded a net loss of $17,498 and $13,166 for the six months ended February 28, 2014 and 2013. We recorded a net loss of $74,655 from inception on May 23, 2011 through February 28, 2014.

Liquidity and Capital Resources

As of February 28, 2014, we had total current assets of $8,750 including cash of $2,626, and total current liabilities of $41,155. Thus, as of February 28, 2014, we had a capital deficit of $32,405.

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

Off Balance Sheet Arrangements

As of February 28, 2014 there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $74,655 for the period from inception through February 28, 2014 expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarter report, being February 28, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits, Financial Statements Schedules

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMP NINE, INC.

By:	/s/ Michael Garica
Michael Garcia
Title:	Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director
Date:	April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Garica
Michael Garcia
Title:	Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director
Date:	April 15, 2014

