Form 10-KT
period 2014-06-30
RELMADA THERAPEUTICS, INC.
filed 2014-09-09
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to June 30, 2014

Commission file number: 333-__________

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

546 Fifth Avenue, 14th Floor

New York, NY 10036

(Address of principal executive offices)(Zip Code)

(212) 702-7163

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s common stock did not trade during the recently completed second fiscal quarter, from October 1, 2013 to December 31, 2013.

The aggregate market value of voting stock held by non-affiliates cannot be calculated of the registrant as of December 31, 2013, based the last business day of the registrant's most recently completed second fiscal quarter.

As of September 2, 2014, there are 40,301,717 shares of common stock, $0.001 par value per share outstanding.

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this prospectus, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this prospectus, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assumes no obligation to update any such forward-looking statements. The Company changed its year end to June 30 during the six month end June 30, 2014.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this prospectus. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this prospectus could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this prospectus to conform our statements to actual results or changed expectations.

PART I

ITEM 1.	BUSINESS

Business Overview

Relmada Therapeutics, Inc. (the “Company”) is a clinical stage, biopharmaceutical company focused on drugs to treat pain.  In 2013, the US market for prescription pain drugs was approximately $13B, according to IMS Health.  We are concentrating our effort and resources on novel formulations and/or modes of delivery for off-patent drugs, new indications for drugs approved for other therapeutic uses and the development of new molecular entities.  We may in-license late-stage or approved drugs to accelerate the pathway to become a fully integrated pain specialty biopharmaceutical company with commercial capability and to reach profitability sooner. To in-license a product means that we would acquire the rights to develop and market a product from another pharmaceutical company in exchange for upfront payments, milestone payments and royalty payments, as applicable. We believe in-licensing will accelerate our pathway to become a fully integrated pain specialty biopharmaceutical company with commercial capability and to reach profitability sooner because we would be able justify the build up a sales and marketing force sooner if we had rights to additional products in addition to our own products. We currently do not have in-licensing arrangements. We believe our highly experienced drug development leadership provides us with a significant competitive advantage in designing highly efficient clinical programs to deliver valuable products in areas of high unmet medical need. In this regard, our experienced management team coordinates the manufacturing process, designs and implements the clinical trials, and interacts with the FDA for product approval. We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We have net losses of approximately $21.3 million for the six months ended June 30, 2014.

We intend to realize our business objectives by implementing two core strategies: a) develop improved versions of proven drug candidates for treating pain conditions where they can fill an unmet need; and b) develop D-Methadone as an innovative NMDA antagonist platform to  treat  neuropathic pain or other potential conditions.  D-Methadone works as an antagonist of the N-methyl-D-aspartate (NMDA) receptor. NMNA receptors are present in many parts of the central nervous system and play important roles in neuronal plasticity and other functions that are important for cognitive functions such as learning and memory. They also contribute to the maladaptive plasticity which results in neuropathic pain. Based on these premises, D-Methadone can potentially represent a platform that be developed and show benefits in several different indications. A core part of our strategy of developing repurposed drugs for unmet needs allows us to accelerate development at a lower cost.  Product development plans for several of our lead products such as levorphanol and buprenorphine require the completion of a relatively small Phase I program before entering Phase III pivotal clinical trials using a 505(b)(2) FDA registration strategy, subject to FDA approval.  Our two tiered approach is expected to reduce overall clinical development risks and potentially deliver valuable products in areas of high unmet medical needs.  Our lead development projects are briefly described below.

●

LevoCap ER (“Levorphanol ER” or “Levorphanol” and similar terms) is a proprietary once-a-day extended release (ER) dosage form of the potent opioid levorphanol in a tamper resistant drug delivery system.  Unlike other opioids, LevoCap ER modulates pain through both opioid pathways acting at mu, delta and kappa opioid receptors, and monoaminergic (noradrenergic and serotonergic) pathways thereby providing pain relief through multiple mechanisms in one capsule.  Thus, LevoCap ER combines the pain relieving mechanisms of OxyContin® (U.S. 2013 sales, $2.5B according to IMS Health) and Cymbalta® (global 2013 sales, $5.1B, according to Eli Lilly 2013 annual report).  Importantly, levorphanol has also been shown to partially reverse analgesic tolerance to morphine and may therefore benefit patients who are tolerant to the analgesic effects of their current opioid (Moulin, D.E., Ling, G.S. and Pasternak, G.W., Unidirectional analgesic cross-tolerance between morphine and levorphanol in the rat, Pain, 33 (1988) 233-9).  LevoCap ER is anticipated to compete in the opioid market, which according to IMS Health had $8.3B in U.S. sales in 2013.

We completed GMP manufacturing for the Phase I study of LevoCap ER and the batches have successfully passed the 12 month stability milestone. In July 2013, we completed a 30 patient Phase I pharmacokinetic study. We are now preparing the Phase III development program and we are planning to submit a request to the FDA to discuss the final pathway to the NDA for this product. In preparation of the Phase III, we have initiated the transfer of the formulation technology to a US manufacturer and planning to generate GMP batches for the Phase III that will be performed in the United States.

●	D-Methadone is the d-optical isomer of racemic methadone and an antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide relief to patients with neuropathic pain and to reduce analgesic tolerance to opioids. Our open-label Phase I/IIa study at the Memorial Sloan Kettering Cancer Center showed that D-Methadone was safe and well tolerated with 75% of the patients completing the study finding D-Methadone to be moderately or very effective. D-Methadone will compete in the approximately $2.4B neuropathic pain market (Datamonitor, 2010), which is expected to grow to $9.7B by 2018 according to a 2011 report by Decision Resources. Management expects D-Methadone to leverage the established analgesic efficacy and use of methadone but without its safety hazard. We note that the FDA has not concluded that D-Methadone is safe.

We have successfully manufactured GMP D-Methadone API. We are preparing and planning to file a new corporate IND for D-Methadone in 2014 to perform a Phase I dose ranging pharmacokinetic study and confer with the FDA on the next step of the development plan for a Phase II study in neuropathic pain.

●

BuTab ER (“Buprenorphine ER” or “Buprenorphine” and similar terms) is a proprietary extended release (ER) oral dosage form of the DEA Schedule III (C-III) opioid, buprenorphine.  There are no orally absorbed dosage forms of Buprenophine and we believe historically both patients and doctors prefer oral dosing versus sublingual or patch products.  The Drug Enforcement Agency (“DEA”) classifies controlled substances from Schedule I (C-I) to C-V, where C-I opioids have no current medical use and the potential for abuse is greatest for C-II and lowest for C-V.  BuTab ER is being developed for chronic pain and opioid maintenance therapy.  Unlike C-II opioids, BuTab ER carries reduced risk of physical dependence, euphoria, and certain opioid side effects, while benefitting from the convenience of telephone prescribing and refills.  BuTab ER will compete in the opioid pain market and the sublingual buprenorphine (Suboxone®/Subutex®) opioid dependence market, which according to Wolters Kluwer, had approximate U.S. 2013 sales of $1.4B.

We have completed a preclinical program to better define the pharmacokinetic profile of BuTab ER and to assess the time course of systemic absorption of buprenorphine using several different oral extended release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we expect to generate GMP batches, file an IND with the FDA in the second half of this year and subsequently start a Phase I pilot study in healthy volunteers.

●	MepiGel (“Mepivacaine gel” or “Mepivacaine” and similar terms) is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of postherpetic neuralgia and painful HIV-associated neuropathy. We have received two 7-year FDA Orphan Drug market exclusivities for mepivacaine, one for “the treatment of painful HIV-associated neuropathy” and the other for “the management of postherpetic neuralgia”. Lidoderm® patch, the only approved topical local anesthetic suffers from poor patch adhesion, has shown to have inefficient skin absorption and low efficacy, deficiencies which MepiGel can exploit. MepiGel will be used alone or in combination with oral therapies for neuropathic pain such as Lyrica® and Cymbalta®. Management anticipates that it will compete with Lidoderm® patch which had 2012 sales of $948M in the U.S. according to Endo Pharmaceuticals 2012 annual report.

We have completed an animal study in rabbits to assess the time course of systemic absorption of mepivacaine from several different semi-solid topical gel formulations as compared to intravenous mepivacaine. The goal was to assess the absolute bioavailability of the different gels and finalize the optimal formulation to move into clinical development. We have identified one that performed at optimal level that may be selected to continue to development in humans. We are planning to generate GMP batches required for the Phase I portion of the development, file an IND with the FDA and start the Phase I trial with timing based on resources allocation.

In addition to our priority drug development projects, we have an early stage pipeline of product candidates which are briefly described in the business section of this document. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the FDA) in the United States and similar organizations elsewhere in the world. Research and development expense for six months ended June 30, 2014 was approximately $840,000. Research and development expense for the year ended December 31, 2013 was approximately $5,248,700 compared to $667,500 for the year ended December 31, 2012.

Our Corporate History and Background

Camp Nine, Inc. was formed as a Nevada corporation on May 31, 2012. Upon completing the share exchange in May 2014 with Relmada Therapeutics, Inc. (“Relmada”), as described in recent transactions, we spun-out our business. At the closing of the Share Exchange, Relmada Therapeutics, Inc. (“RTI”) we became a holding company and Relmada (“RTI”) became our wholly-owned subsidiary. We are a clinical stage, biopharmaceutical company focused on developing novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of pain. In May 2014, the shareholders of Relmada exchanged 10 shares of Relmada common stock for 1 share of Camp Nine, Inc. common stock in connection with the Share Exchange.  On July 8, 2014, the Company changed its name from Camp Nine, Inc., to Relmada Therapeutics, Inc. This became effective in accordance with the Certificate of Amendment to Articles of Incorporation filed with the State of Nevada.  On August 5, 2014, FINRA approved our name change and new ticker symbol to RLMD, which became effective on August 6, 2014. During the six months ended June 30, 2014, the Company changed its year end to June 30.

Corporate History of Relmada

Relmada commenced operations on May 24, 2004 and was a Delaware Limited Liability Company (LLC) under the name of TheraQuest Biosciences, LLC. In February 2007, Relmada converted from an LLC to a C Corporation.  In November 2011, Relmada changed its name to Relmada Therapeutics, Inc.

Summary of Scientific and Business Achievements

Relmada’s corporate and drug development achievements during and after the closing of its $8 million Series A Preferred Stock on September 30, 2013 are summarized as follows:

●	On May 20, 2014, Relmada became public through a reverse merger. Camp Nine changed its name to Relmada on July 8, 2014 which was approved by the state of Nevada. RTI became a wholly-owned subsidiary of Camp Nine.

●

In May and June, 2014, we raised net proceeds from the sale of Units which include one common stock, one Series A warrant at an exercise price of $1.50 per share and one half of a Series B warrant at an exercise price of $2.25 per share for approximately $22,229,300 and $2,000,000 from the principal shareholders of Camp Nine, Inc. The details of these transactions are described in Recent Transactions.

●	In February 2014, Relmada appointed Dr. Eliseo Salinas, MD, MSC as President and Chief Scientific Officer (“CSO”). Dr. Salinas was previously EVP, Specialty Pharma, Global R&D and Chief Scientific Officer at Shire Pharmaceuticals, EVP - Head of R&D and Chief Medical Officer at Elan Pharmaceuticals, and was Head of Worldwide CNS at Wyeth. Dr. Salinas has been the driving force behind the development of several highly successful drugs including Effexor XR, Adderall XR;

●	In December 2013, we completed the acquisition of Medeor, Inc., from whom we had licensed D-Methadone;

●	In December 2013, Relmada appointed Doug Beck, CPA as Chief Financial Officer. Mr. Beck has been the CFO of several public companies including Lev Pharmaceuticals, Inc., which was acquired by ViroPharma, Incorporated for $618 million in 2008;

●	During 2013, we completed good manufacturing practices, or GMP manufacturing for LevoCap ER additional strengths, and also completed a 30 patient pharmacokinetic study for LevoCap ER and announced a positive outcome;

●	In 2013, we successfully manufactured GMP D-Methadone active pharmaceutical ingredients, or API;

●	In 2013, we completed a successful preclinical study with MepiGel that resulted in the selection of the optimal formulation;

●	In 2013, we completed a successful preclinical study with BuTab ER that resulted in achieving proof of concept for gastrointestinal bioavailability of buprenorphine in an animal model.

Business Strategy

Our strategy is to leverage our considerable industry experience, analgesic therapy knowledge and development expertise to identify, develop and commercialize product candidates with strong market potential that can fulfill unmet medical needs in the treatment of pain.

We plan to further develop our new and proprietary drug products to provide improved efficacy, safety and patient convenience primarily using the 505(b)(2) development pathway and develop new indications where use exclusivity is available under the Hatch-Waxman Act, orphan drug regulations and through the generation of IP (Intellectual Property).  We will also pursue the development of D-Methadone via the traditional NDA route.  As the drug D-Methadone is not been an already approved product by the FDA, the regulatory pathway to approval will be the more traditional NDA development, which will consist of conducting a full clinical development program. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for value addition.  We will continue to outsource development of its products, while retaining scientific, operational and financial oversight and control.

We intend to seek and execute licensing and/or co-development agreements with companies capable of supporting the final stages development of our products and their subsequent commercialization in the U.S. and international markets.  We are planning to develop our own internal sales and marketing capabilities to commercialize some or all of our products to selected specialty medical segments in the U.S. while out-licensing sales and marketing for the international market.

We may in-license late-stage or approved drugs to accelerate the pathway to become a fully integrated pain specialty biopharmaceutical company with commercial capability and to reach profitability sooner. Alternatively, we might consider a trade sale of our products or the entire company if it deems that it is in the best interests of our stockholders.

Market Opportunity

Analgesics continue to be among the most widely prescribed medications and there is little to suggest that their preeminence will change in the near future, given the prominent role of pain in many diseases.  Survey data indicate substantial patient dissatisfaction with current pain management modalities.  According to the Chronic Pain in America Study published in 1999 by AAPM, APS, and Jansen and the Voice of Chronic Pain Survey by the American Pain Foundation in May 2006; only 55% of patients with chronic pain feel their pain is “under control” and only 23% believe their pain medications are “very effective.”

According to IMS Health, the U.S. opioid market was worth approximately $8.3B in 2013, with ER (Extended Release) opioids accounting for approximately $4.8B in sales.  Significant market value has been maintained in the presence of low-cost high-volume generics over the last two decades through the introduction of new products that were approved via the 505(b)(2) FDA approval route.  These products are branded and differentiated formulations such as fixed dose combinations, extended-release products, transdermal patches, etc. and thus provide both market exclusivity and the possibility of a high price point.  Per Decision Resources, the cost of therapy for branded ER opioids is approximately $11.00 per day versus generics which cost $3.00 per day.  Our ER opioids LevoCap ER and BuTab ER are pharmacologically differentiated from commercially available immediate release (IR) and ER opioids, including OxyContin®, Embeda®, Opana® ER, Duragesic®, Avinza®, Kadian®, Remoxy® and Exalgo®.

Many patients with neuropathic pain have suboptimal relief with monotherapy and treatment is frequently multimodal, involving the use of two or more drugs from different pharmacologic classes.  Our topical local anaesthetic mepivacaine and oral D-Methadone are anticipated to be used for the treatment of painful peripheral neuropathies.  According to Decision Resources, the market for neuropathic pain drugs is expected to grow to $9.7B by 2018 in the U.S. According to GlobalData, the U.S. neuropathic pain market consists of approximately 4.7M patients and is expected to grow to more than 6.1M patients in 2018.  D-Methadone is anticipated to compete with the current available therapies for neuropathic pain, including Cymbalta® which had $5.1B in worldwide 2013 sales, according to Eli Lilly 2013 annual report, Lyrica® which had $4.6B in worldwide 2013 sales, according to Pfizer 2013 annual report and Lidoderm® which had $948M in U.S. 2012 sales, according to Endo Pharmaceuticals 2012 annual report.

Our orphan designated topical MepiGel is anticipated to compete with topical Lidoderm® patch with $948M in U.S. 2012 sales (according to Endo Pharmaceuticals 2012 annual report) and may also be used in combination with oral therapies for neuropathic pain. MepiGel is developed for the relief of pain associated with post-herpetic neuralgia which is the same indication as that of the topical Lidoderm patch. Hence, we believe that MepiGel is anticipated to compete with Lidoderm®. Lidoderm® patch is the only topical local anaesthetic approved for the treatment of neuropathic pain. Lidoderm® provides only modest pain relief in patients with postherpetic neuralgia.  According to the March 2010 issue of UK National Institute of Health and Clinical Excellence (NICE) clinical guideline on neuropathic pain, there is a “lack of evidence for the efficacy of topical lidocaine for treating neuropathic pain” and topical lidocaine should be considered as “third line” treatment for neuropathic pain.

Product Development

We believe that we have executed our lower clinical risk strategy by developing a portfolio of improved versions of proven drug candidates for treating unmet medical need in various types of pain conditions.  Relmada has successfully completed a 15-subject, 5-way crossover bioavailability study of its abuse resistant once-a-day dosage forms of the multimodal strong opioid analgesic, LevoCap ER under a U.S. FDA IND (Investigational New Drug) application.  LevoCap IND was filed with the FDA on September 30, 2008 by Relmada. Currently this IND is open. The study evaluated 4 promising GMP formulations of LevoCap ER against immediate release (IR) levorphanol.  The results of the study show that all 4 LevoCap ER dosage forms provide robust extended release characteristics suitable for once-a-day dosing. The company has recently completed a 30-subject Phase I pharmacokinetic study for LevoCap. The results showed good bioavailability for the ER formulations with dose proportionality and a profile that is suitable for a once a day administration.  No serious events or unexpected side effects were experienced during the study.  Following the manufacturing technology transfer of LevoCap ER from the UK to the United States, we may be in a position to proceed directly into a Phase III development program using the 505(b)(2) pathway, subject to FDA approval.  We anticipate filing IND’s for topical MepiGel and oral BuTab ER in 2014.  Similarly to LevoCap, after a small Phase I/II program we may be in a position to proceed directly into Phase III development using the 505(b)(2) pathway, subject to FDA approval.  We plan to conduct a Phase IIb study in neuropathic pain for d-Methadone.

Operations

Our operations are primarily devoted to development of its lead product candidates LevoCap ER, D-Methadone, BuTab ER and MepiGel.  We will prioritize the order of development after taking into consideration the resources available to us, development hurdles, competitive conditions and other factors that could have bearing on the commercial viability of our programs. Currently, key ongoing activities for LevoCap ER include the preparation of the material required for an “end of Phase II” meeting and the preliminary work for the manufacturing technology transfer from the UK to the U.S. We are also devoting time to the preparation of the U.S. IND for topical MepiGel and BuTab ER and the selection of a GMP manufacturer for both products.  Concurrently with these activities we are preparing to open the U.S. IND for D-Methadone and requesting a meeting with FDA to discuss the Phase II development program.

Intellectual Property Portfolio and Market Exclusivity (list the patents and expiration dates?)

We have secured Orphan Drug Designation from the FDA for MepiGel for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia” which would, upon NDA approval, carry 7-year FDA Orphan Drug marketing exclusivity.  In the European Union, some of our products may be eligible up to 10 years of market exclusivity which includes 8 years data exclusivity and 2 years market exclusivity.  In addition to any granted patents, our products will be eligible for market exclusivity to run concurrently with the term of the patent for 3.5 years in the U.S. (Hatch Waxman plus pediatric exclusivity) and up to 10 years of in the E.U.  Management believes Relmada’s technology and products are protected by an extensive intellectual property estate of several patents or patent applications.

The following is a summary of our patents and patent applications:

Levorphanol: These patent applications cover the Levorphanol product.

●	Patent application 12/223.327 filed 1/29/07, Abuse Resistant and Extended Release Formulations and Method of Use Thereof. Cover US. Owned by Relmada. Currently pending.

●	Patent application 12/597,702 filed 4/28/08, Multimodal Abuse Resistant and Extended Release Opioid Formulations. Cover US. Owned by Relmada. Currently pending.

●	Patent application 13/320,989 filed 2/26/10, Extended Release Oral Pharmaceutical Compositions of 3-Hydroxy-N-Methylmorphinan and Method of Use. Cover US and EU. Owned by Relmada. Currently pending.

D-Methadone: The patent is licensed from Cornell University.

●	Patent No. 6,008,258 filed 1/21/98, D-Methadone, a Nonopioid Analgesic, Cover US, Patent granted, estimated expiry date 1/20/18.

Buprenorphine: This patent application covers the buprenorphine product.

●	Patent application 12/989,209 filed 3/9/09, Oral Pharmaceutical Compositions of Buprenorphine and Method of Use. Cover US and EU. Owned by Relmada. Currently pending.

Mepivacaine: This patent application covers the Mepivacaine product.

●	Patent application PCT/US2011/032,381 filed 4/13/11, Dermal Pharmaceutical Composition of 1-Methyl-2,6-Pipecoloxylidide and Method of Use. Cover US, EU, Canada, China, India, Japan, and South Korea. Owned by Relmada. Currently pending.

Key Strengths

We believe that the key elements for our market success include:

●	A multiple product portfolio with a balanced risk reward profile: We have four products at various stages of development, and each has its own development risk profile and indication. Accordingly, management believes that we are well positioned to become a competitive player in a large unsatisfied market.

●	Products are differentiated and address significant unmet needs: All four lead development programs are well differentiated value added pain drugs that address significant unmet medical needs. Pain management remains a critical area of unmet medical need. Increasingly, patients, advocacy groups, pain related professional organizations and the media are highlighting the limitations of pain management and are demanding changes in the medical system. Neuropathic pain in particular is a large and unsatisfied segment where D-Methadone could play an important role. In addition, the abuse potential of leading pain medications such as the Oxycotin franchise, Vicodin, etc. has been reported extensively. Our LevoCap ER dosage form cannot be easily manipulated for intravenous, intranasal or inhalational use, and for oral ingestion to provide high peak concentrations to opioid addicts and recreational drug users.

●	Scientific support of leading experts: Our scientific advisory board includes clinicians and scientists who are affiliated with a number of highly regarded medical institutions. The board consists of individuals who have served as executives of leading national and international societies in pain, rheumatology and the FDA.

●	Efficient development strategy: The 505(b) (2) pathway lowers the risk of drug development. Our strategy of combining proven drug candidates with novel delivery methods and pharmaceutical compositions reduces clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place. Abuse resistant and once a day formulations improve the commercial potential of opioids, addressing the risk of opioid abuse and opioid diversion by making the dosage form tamper resistant, thereby frustrating attempts at physical manipulation of the dosage.

●	Experienced management: We combine business expertise with what we believe is an internationally recognized research team. We believe our highly experienced drug development leadership provides us with a significant competitive advantage in designing highly efficient clinical programs with predictable regulatory outcomes.

Competition Overview

The pain drug market has peculiar characteristics with regards to competition. While there are several products in development both in the narcotic and neuropathic pain space, the market history has shown that a new entry in the therapeutic area does not significantly cannibalize existing products, but instead expands the market. The reasons behind this behavior can be found in the “opioid rotation” phenomena. As there is considerable variability in the efficacy and side effect response of patients to opioid analgesics, many patients rotate from one opioid to another, offering growth opportunity to new entries. The limited availability of sustained release formulations is also a contributor to the additive role of new product entries. In the case of the neuropathic pain indication, it is mostly the limited efficacy of the existing therapies that creates a strong demand for new entries, a model also validated by the considerable off-label use of opioids, tricyclic antidepressant and NSAIDS in neuropathic pain.

Because of the large opportunity, the current competitive landscape includes a significant number of pharmaceutical companies such as Pfizer, Johnson & Johnson, Eli Lilly, Endo Pharmaceutical Holding, Purdue Pharma, Actavis, Mallinckrodt and Teva Pharmaceutical.

In addition to the marketed drugs, we expect competition from product candidates that are or will be in development by the companies mentioned above and others.  We are aware that several companies not mentioned before are working on new delivery forms of pain products and abuse deterrent formulations, including Acura Pharmaceutical, Altea Therapeutics, Arcion Therapeutics, Biodelivery Science, Collegium Pharmaceutical, Egalet A/S, Elite Pharmaceutical, Inspirion Delivery Technologies, Intellipharmaceutics International, Orexo AB, QRx Pharma, and Zogenix.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of active pharmaceutical ingredients, excipients, controlled substances and finished pharmaceutical products such as those being developed by RTI.

In the United States, the FDA regulates such products under the Federal Food, Drug and Cosmetic Act (FDCA), as amended and regulations pursuant to the FDCA.

The U.S. Drug Enforcement Agency (DEA), a division of the Department of Justice, administers the federal Controlled Substances Act (“CSA”) of 1970, as amended.  The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, import and export controls, labeling and packaging requirements, security controls, and a restriction on prescription refills on certain pharmaceutical products.

To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances.  Failure of companies to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action including civil and criminal penalties, refusal to renew necessary registrations, or initiating proceedings to revoke those registrations.  If a manufacturer or distributor has its registration revoked, it can no longer lawfully possess or distribute controlled substances meaning effectively that the operations of such an organization must cease with respect to controlled substances.  In certain circumstances, violations also can lead to criminal proceedings.

Most states impose similar controls over controlled substances under state law as regulated by the Board of Pharmacy or other state regulatory authorities.

The U.S. Federal Trade Commission (FTC) and the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS) also regulate certain pharmaceutical marketing practices. Thus, reimbursement practices of the HHS covering medicine and medical services are important to the success of our products.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances.

Failure to comply with applicable FDA, DEA, FTC, HHS and other federal and state regulations and requirements, both before and after drug approval may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and/or criminal prosecution.

We believe that a two tiered approach can reduce overall clinical development risks. Our approach consists of: (1) developing improved versions of proven drug candidates and file under 505(b)(2) which may require an abbreviated clinical development program; and (2) developing a drug in treating conditions that have not been approved by the FDA, and file under the traditional NDA which would require a full clinical development program. In general, drugs for the 505(b)(2) filing possess less risks as compared to drugs filed under the traditional NDA route. As with all drugs filed with the FDA, there is no guarantee for approval.

We have obtained the right to two orphan drug designations for MepiGel from Cinergen, LLC. for the management of postherpetic neuralgia and the treatment of painful HIV-associated neuropathy. With an approval from the FDA, 7-year market exclusivities for these two indications are possible.

Please see “Business Overview” above for a status of our drug development.

U.S. Food and Drug Administration Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the FDCA as implemented and enforced by the FDA. Certain of our product candidates in the United States require FDA pre-marketing approval of an NDA pursuant to 21 C.F.R. § 314. Foreign countries may require similar or more onerous approvals to manufacture or market these products.

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA, the DEA or other regulatory authorities, which may result in sanctions including, but not limited to: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying our requests for NDA premarket approval of new products or modified products; withdrawing NDA approvals that have already been granted; refusal to grant export approval for our products; or criminal prosecution.

Recent Transactions

Acquisition of Relmada

On May 20, 2014, RTI became our subsidiary, and we completed a Share Exchange with Relmada, whereby we acquired 94.6% of the issued and outstanding capital stock of Relmada from Relmada’s Stockholders in exchange for the issuance of 28,291,073, shares of our common stock. As a result of the Share Exchange, the shareholders of Relmada, represented 80.9% of our issued and outstanding common stock after the consummation of the Share Exchange.  Relmada’s outstanding options and warrants were also exchanged for options and warrants to purchase shares of common stock at a ratio of 10 to 1. Prior to the Share Exchange, we had no cash, and no other assets or liabilities. Prior to the Share Exchange, our principal stockholders invested $2 million and received 3,337,310 shares of common stock and 3,337,309 shares of Class A Convertible Preferred Stock (the “Class A Stock”).

The Class A Stock is automatically converted on a monthly basis into common stock by action of the corporation, in the event the total of all shares of common stock and Class A Stock held by the shareholder do not exceed 9.9% of the issued and outstanding shares of common stock of the company. In no event, can Class A Stock be converted into common stock of the corporation if such conversion would cause the holder to own, beneficially or otherwise, more than 9.9% of the Company’s stock.

Our operations that existed prior to the Share Exchange were spun-off and were not acquired. In June 2014, we increased our authorized shares of common stock to 500,000,000 and preferred stock to 200,000,000.

The Share Exchange was accounted for as a reverse merger rather than a business combination, wherein Relmada is considered the acquirer for accounting and financial reporting purposes. The statement of operations reflects the activities of Relmada from the commencement of its operations since inception on May 24, 2004.  Unless the context suggests otherwise, when we refer in this 10-K to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of Relmada.

Effective at the Closing of the Share Exchange, Elliot Maza resigned from his officer positions and as the sole member of our Board of Directors. Also effective on the closing of the Share Exchange, Sergio Traversa, Shreeram Agharkar, Nabil M. Yazgi and Sandesh Seth were appointed to our Board of Directors. In addition, our Board of Directors appointed Sergio Traversa to serve as our Chief Executive Officer, Eliseo Salinas to serve as our President and Chief Scientific Officer, and Douglas Beck, CPA to serve as our Chief Financial Officer, effective immediately upon the closing of the Share Exchange.

On July 8, 2014, Camp Nine changed its name to Relmada Therapeutics, Inc. with the State of Nevada to more accurately reflect its new business operations. On August 5, 2014, FINRA approved our name change and new ticker symbol, RLMD and this became effective on August 6, 2014.

Capital Raise

We raised net proceeds of approximately $22,229,300 in private placements in May 2014 and June 2014. We entered into Unit purchase agreements for private placements and sold 17,163,799 units at $100,000 per unit. Each unit consisting of 66,666 shares of the Company, Series A warrants to purchase 66,666 shares, and Series B warrants to purchase 33,333 shares. The Series A warrant is exercisable immediately through October 10, 2014 at a price of $1.50. The Series B warrant is exercisable immediately for up to a period of five (5) years at a price of $2.25 per share. All the warrants in this transaction have an anti-dilution provision and shall terminate upon an up-listing of the Company to a national securities exchange such as NYSE or NASDAQ. The Placement Agent received warrants to purchase 4,290,950 shares of common stock which are exercisable immediately up to a period of five (5) years at an exercise price of $1.50 per share.

Employees

As of September 2, 2014, we have seven (7) full-time employees and no part-time employees.  None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.  We also engage consultants on an as-needed basis to supplement existing staff.

Corporate Information

Our principal executive offices are located at 546 Fifth Avenue, 14th Floor, New York, NY 10036 and our telephone number is (212) 702-7163. Our website address is www.relmada.com. The information contained therein or connected thereto shall be deemed to be incorporated into this 10-K which it forms a part. The information on our website is not part of this 10-K.

Available Information

Reports we file with the SEC pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Transition Report on Form 10-K before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Transition Report on Form 10-K.

Risk Related to Our Business

Our product candidates are in early stages of clinical testing.

Our product candidates are still in the early stages of clinical testing.  None has gone beyond the Phase I/Phase IIa stage and FDA approval requires that a drug candidate complete a Phase III study program, to test the safety and efficacy of the drug candidate on a large sample of patients.  The timeline between a Phase I study and a Phase III study and subsequent filing of a New Drug Application can be several years. We will need to commit substantial time and additional resources to conducting further nonclinical studies and clinical trials before we can submit an NDA with respect to any of these product candidates. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our product candidates.

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred significant losses since inception and generated no product revenues. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sales in the US or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

International commercialization of our product candidates faces significant obstacles.

We may plan to commercialize some of our products internationally through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. Future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us. We will need to obtain approvals from the appropriate regulatory, pricing and reimbursement authorities to market any of our proposed products internationally, and we may be unable to obtain foreign regulatory approvals. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations can vary among countries and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for our product candidates. In addition, adverse clinical trial results, such as death or injury due to side effects, could jeopardize not only regulatory approval, but if approval is granted, may also lead to marketing restrictions. Our product candidates may also face foreign regulatory requirements applicable to controlled substances.

We need to raise additional capital to operate our business.

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of the Offering and future offerings and grants. We expect that the net proceeds from the recent offering of approximately $22,229,300 and $2,000,000 from principal shareholders of Camp Nine, Inc. be sufficient to meet our working capital needs at least until the fourth calendar quarter of 2015.  Our actual capital requirements will depend on many factors. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned nonclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities, or discontinue operations.

We have a history of losses and we may never achieve or sustain profitability.

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. We incurred a net loss of approximately $55,318,600 since inception through June 30, 2014, which includes non-cash expenses of approximately $41,868,700. The Company has cash and cash equivalents of approximately $25,564,400 at June 30, 2014. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history upon which to base an investment decision.

Our limited operating history may limit your ability to evaluate our prospects due to our limited historical financial data and our unproven potential to generate profits.  You should evaluate the likelihood of financial and operational success in light of the risks, uncertainties, expenses and difficulties associated with an early-stage business, many of which may be beyond our control, including:

●	our potential inability to continue to undertake nonclinical studies, pharmaceutical development and clinical trials,

●	our potential inability to obtain regulatory approvals, and

●	our potential inability to manufacture, sell and market our products.

Our operations have been limited to organizing and staffing, on a limited basis, our company, acquiring, developing and securing our proprietary technology and undertaking nonclinical studies and early stage clinical trials of our principal product candidates.  These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

The net proceeds from the latest Offerings will not be sufficient to capitalize the development and commercialization of LevoCap ER and we will need to continue to seek capital from time to time to continue the development beyond the initial Phase I and II clinical trials and to acquire and develop other product candidates. Our first product is not expected to be commercialized until at least 2018 and the revenues it will generate may not be sufficient to fund our ongoing operations. The Company believes current cash on hand can fund the Company’s operations until the fourth calendar quarter of 2015. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our product candidates in or before the second half of 2015. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred pain treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our nonclinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resource to the development and commercialization of our products.

We have limited access to the capital markets and even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the recent past for other pain companies and unprofitable companies such as ours. In addition, it is generally difficult for companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operations, financial condition and our continued viability will be materially adversely affected.

Risks Related to Clinical and Regulatory Matters

If we or our potential collaborators fail to obtain the necessary regulatory approvals, or if such approvals are limited, we and our potential collaborators will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development.  Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require additional studies, in which case we or our collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

●	delay commercialization of, and product revenues from, our drug candidates; and

●	diminish the competitive advantages that we may have otherwise enjoyed, which would have an adverse effect on our operating results and financial condition.

 Even if we or our collaborators comply with all FDA regulatory requirements, our drug candidates may never obtain regulatory approval.  If we or our collaborators fail to obtain regulatory approval for any of our drug candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any. Even if our drug candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products.  The FDA may also require us or our collaborators to commit to perform lengthy Phase IV post-approval clinical efficacy or safety studies. Our expending additional resources on such trials would have an adverse effect on our operating results and financial condition.

In jurisdictions outside the United States, we or our collaborators must receive marketing authorizations from the appropriate regulatory authorities before commercializing our drugs. Regulatory approval processes outside the United States generally include all of the aforementioned requirements and risks associated with FDA approval.

If we or our collaborators are unable to design, conduct and complete clinical trials successfully, our drug candidates will not be able to receive regulatory approval.

In order to obtain FDA approval for any of our drug candidates, we or our collaborators must submit to the FDA an NDA that demonstrates with substantive evidence that the drug candidate is both safe and effective in humans for its intended use.  This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Results from Phase I clinical programs may not support moving a drug candidate to Phase II or Phase III clinical trials. Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates.  Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful.  Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies.  Even if the results of Phase III clinical trials are positive, we or our collaborators may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements.  The clinical trial process also consumes a significant amount of time. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we, our collaborators or the FDA believe that participating patients are being exposed to unacceptable health risks, such clinical trials will have to be suspended or terminated. Failure can occur at any stage of the clinical trials, and we or our collaborators could encounter problems that cause abandonment or repetition of clinical trials.

Our clinical trials and our future clinical trials for other drug candidates for treatment of pain measure clinical symptoms, such as pain and physical dependence that are not biologically measurable. The success in clinical trials and our other drug candidates designed to reduce risks of unintended use depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

We have no history of developing drug candidates. We do not know whether any of our planned clinical trials will result in marketable drugs.

In addition, completion of clinical trials can be delayed by numerous factors, including:

●	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

●	slower than expected rates of patient recruitment and enrollment;

●	unanticipated patient dropout rates;

●	increases in time required to complete monitoring of patients during or after participation in a clinical trial; and

●	unexpected need for additional patient-related data.

Any of these delays could significantly impact the timing, approval and commercialization of our drug candidates and could significantly increase our overall costs of drug development.

Even if clinical trials are completed as planned, their results may not support expectations or intended marketing claims.  The clinical trials process may fail to demonstrate that our drug candidates are safe and effective for indicated uses.  Such failure would cause us to abandon a drug candidate and could delay development of other drug candidates.

With respect to the Phase III clinical trial, these discussions are not binding obligations on the part of regulatory authorities.

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to an SPA, we or our collaborators may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug candidates to placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase.

The DEA limits the availability of the active ingredients in certain of our current drug candidates and, as a result, quotas for these ingredients may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk.  Certain active ingredients in our current drug candidates, such as oxycodone, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.  Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the DEA and quotas for these substances may not be sufficient to complete clinical trials or meet commercial demand.  There is a risk that DEA regulations may interfere with the supply of the drugs used in clinical trials for our product candidates, and, in the future, the ability to produce and distribute our products in the volume needed to meet commercial demand.

Conducting clinical trials of our drug candidates or commercial sales of a drug candidate may expose us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

The risk of product liability is inherent in the testing of pharmaceutical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our drug candidates.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the commercialization of our drug candidates. We currently carry clinical trial insurance but do not carry product liability insurance.  If we successfully commercialize one or more of our drug candidates, we may face product liability claims, regardless of FDA approval for commercial manufacturing and sale. We may not be able to obtain such insurance at a reasonable cost, if at all.  Even if our agreements with any current or future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

If our drug candidates receive regulatory approval, we and our collaborators will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our and our collaborators’ ability to commercialize our drugs.

Any regulatory approvals that our drug candidates receive may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for y costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, on July 9, 2012, the FDA approved a risk management program, known as a Risk Evaluation and Mitigation Strategy, or REMS, for extended-release and long-acting opioid analgesics, or ER/LA opioid analgesics.  This REMS will require companies affected by the REMS to make available training for health care professionals who prescribe ER/LA opioid analgesics on proper prescribing practices and also to distribute educational materials to prescribers and patients on the safe use of ER/LA opioid analgesics.

We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad.  If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.  Any of these events could prevent us from marketing our drugs and our business could suffer drug candidates and we will not become competitive with our drug candidates being developed.  If time and resources devoted are limited or there is a failure to fund the continued development other opioid drug candidates or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

We may depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These investigators and collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such activities ourselves. If these investigators or collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

Our potential collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and the sales from our products, if any are commercialized, will be less than expected.

We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.

We may not successfully in-license drug candidates or technologies to expand our product pipeline. The number of such candidates and technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates and technologies is intense because such companies generally desire to expand their product pipelines through in-licensing.  If we fail to carry out such in-licensing and expand our product pipeline, our potential future revenues may suffer.

If we fail to obtain or maintain necessary U.S. Food and Drug Administration clearances for our pain therapy products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  The process of seeking regulatory clearance or approval to market a pain therapy product, in particular a controlled substance is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations.  In particular, the FDA permits commercial distribution of a new pain therapy product only after the product has received approval of a New Drug Application (“NDA”) filed with the FDA pursuant to 21 C.F.R. § 314, seeking permission to market the product in interstate commerce in the United States. The NDA process is costly, lengthy and uncertain.  Any NDA application filed by the Company will have to be supported by extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

Obtaining clearances or approvals from the FDA and from the regulatory agencies in other countries could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA and other agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or they could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.  Additionally, even if cleared or approved, the Company’s products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that the product is both safe and effective for use in each target indication.  Clinical trial results from the study of chronic pain (e.g., osteoarthritis and chronic low back pain) and neuropathic pain (e.g., painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy) are inherently difficult to predict.  The primary measure of pain is subjective and can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed animal studies or we have observed in published clinical trials conducted by third parties of other dosage forms of the same drug (e.g., sublingual, immediate release oral, parenteral) may not be predictive of results from our future clinical trials. Additionally, we may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies.

We cannot predict whether regulatory agencies will determine that the data from our clinical trials support marketing approval.

The FDA’s and other regulatory agencies’ decision to approve our analgesic product candidates will depend on our ability to demonstrate with substantial clinical evidence through well-controlled clinical trials, that the product candidates are effective, as measured statistically by comparing the overall improvement in pain in actively-treated patients against improvement in pain in the control group (usually a placebo control).  However, there is a possibility that our data may fail to show a statistically significant difference from the placebo-control or the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful.  Consequently, we believe that the FDA may consider additional data, such as a “responder” analysis, secondary efficacy endpoints and even safety when evaluating whether our product can be approved. We believe that the FDA views “responders” as patients who experience at least a 30% reduction in overall pain.  We cannot predict whether the regulatory agencies will find that our clinical trial results provide compelling “responder” or other secondary endpoint data.  Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

We may need to focus our future efforts in new therapeutic areas where we have little or no experience.

Although our primary strategic interest is in the area of pain management, a number of our products have potential efficacy in other therapeutic areas such as addition. If our drug development efforts in pain management fail, or if the competitive landscape or investment climate for analgesic dug development is less attractive, we may need to change the company’s strategic focus to include development of our product candidates or of newly acquired product candidates for therapeutic areas other than pain.  We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change from a pain management company to a company with a focus in areas other than pain or a company with a focus in multiple therapeutic areas including pain.

Our product candidates contain controlled substances, the supply of which may be limited by U.S. government policy and the use of which may generate public controversy.

The active ingredients in our current product candidates, including levorphanol, buprenorphine D-Methadone and REL-1041 are listed by the DEA, as “Controlled Substances” or schedule substances, under the Controlled Substances Act of 1970. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk.  These product candidates are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures.  For example, all regular Schedule II drug prescriptions must be signed by a physician and may not be refilled.

Some of our drug products (e.g., buprenorphine, REL-1041) have a less restrictive controlled substance schedule (i.e., within the Schedule III to V range) than Schedule II drugs. According to the DEA, Schedule V drugs have lower abuse potential than Schedule II, III and IV drugs, Schedule IV drugs have lower abuse potential than Schedule II and III drugs and Schedule III drugs have lower abuse potential than Schedule II.  However, despite the foregoing reduced risk of abuse from Schedule III, IV and V drugs, when compared to Schedule II drugs, there is no assurance that such reduced risk can be demonstrated in well controlled non-clinical and/or clinical studies in models of physical dependence, psychic dependence, addiction or precipitated withdrawal, or in studies of addiction or abuse liability in opioid addicts, opioid ex-addicts or recreational drug users.  In the event that a reduced risk of abuse from Schedule III, IV and V drugs, when compared to Schedule II drugs is demonstrated in well controlled non-clinical and/or clinical studies, there is no assurance that the FDA will agree to incorporation of such favorable language in the products prescribing information.

Our LevoCap ER is a Schedule II drug in an abuse resistant, abuse deterrent or tamper resistant dosage form. Although the dosage form is referred to as abuse resistant, abuse deterrent or tamper resistant, a determined or persistent abuser can defeat, wholly or partially, the tamper resistance within the dosage form. In addition, opioid addicts and recreational opioid users can over time find new methods to defeat the tamper resistance mechanism within the dosage form.

Although our LevoCap ER is a tamper resistant dosage form, we may elect to not seek specific language in the prescribing information to describe this feature in order to reduce the amount of data required for our NDA, the time required to file the NDA and/or the probability of a protracted review process. The absence of such language in the prescribing information may reduce the commercial value of the product.  Even if we do seek specific language in the prescribing information to describe the tamper resistance feature, there is no assurance that FDA will agree to any such language.

Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals.  In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products.  Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of our product candidates.

Failure to comply with the Drug Enforcement Administration regulations, or the cost of compliance with these regulations, may adversely affect our business.

A number of our products are opioids and subject to extensive regulation by the DEA, due to their status as controlled substances or scheduled drugs. Although D-Methadone is substantially devoid of opioid activity, the DEA may elect to designate it as a controlled substance falling under a Schedule, up to the Schedule II [C-II]. Any level of DEA scheduling for d-Methadone, particularly Schedule II, III or IV, would substantially reduce commercial interest in d-Methadone. Additionally, D-Methadone is produced by separation from racemic methadone, a scheduled drug subject to extensive regulation by the DEA.

The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA.  For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled.  This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all scheduled substances, including our product candidates, through a quota system.  The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers.  In future years, we may need greater amounts of controlled substances to sustain our Phase III development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations.  Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

Some of our products for clinical trials are manufactured outside the United States including Schedule II controlled substances.

Drug Enforcement Administration regulations require Scheduled II controlled substances to be manufactured in the United States if the products are to be marketed in the United States. There is no guarantee that we will secure a commercial supply agreement with a manufacturer based in the United States.  Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of controlled substances must be approved by the FDA after we submit our NDA and before approval. We are dependent on the continued adherence of third party manufacturers to GMP manufacturing and acceptable changes to their process. If our manufacturers cannot successfully produce material that conforms to our specifications and the FDA's strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities.  If the FDA does not approve these facilities for the commercial manufacture, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approvals. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

We manufacture some products outside the United States for development and to conduct human clinical studies either in the US or outside the US. These products are for development purposes only, and not for commercial manufacturing.

If the supplier of active pharmaceutical ingredient (API) or pharmaceutical excipient fails to provide us sufficient quantities, we may not be able to obtain an alternative supply on a timely or acceptable basis.

We currently rely on a single source for our supply of levorphanol. There are presently no alternative sources of pharmaceutical grade levorphanol. We may also not be able to find alternative suppliers in a timely manner that would provide levorphanol at acceptable quantities and prices. Any interruption in the supply of levorphanol would disrupt our ability to manufacture LevoCap ER and could have a material adverse effect on our business. Currently this single source supplies the API for research and development purposes only. There is no material agreement for commercial supply at this time.

Our pharmaceutical excipients and other API’s are multisource, although not all sources have an active Drug Master File (DMF) with the FDA. (A DMF is a submission to the FDA used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of drugs to support a drug development and approval). In addition, some of the countries for our multisource APIs are not the same as our drug manufacturing locations. Thus, any disruption in supply from our preferred vendor could result in significant delays with our pharmaceutical development, clinical trials, NDA filing, NDA approval or commercial sale of the finished product due to contract delays, the need to manufacture a new batch of API, out of specification API, the need for import and export permits, and the failure of the newly sourced API to perform to the standards of the previously sourced API.

Our pain product candidates are in the early stages of development and we have not demonstrated that any of our products can actually treat pain.

Adverse or inconclusive results from pre-clinical testing or clinical trials of product candidates may substantially delay, or halt entirely, any further development of one or more of our products. The projected timetables for continued development of the technologies and related product candidates by us may otherwise be subject to delay or suspension.

Modifications to our products may require new NDA approvals.

Once a particular Company’s product receives FDA approval or clearance, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals or clearances, including additional IND and NDA submissions and premarket approvals before we can begin clinical development, and/or prior to marketing and sales.  If the FDA requires new clearances or approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and harm our operating results.  If the products are already being used for these new indications, we may also be subject to significant enforcement actions.

Conducting clinical trials and obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant NDA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

We are currently preparing to conduct several Phase I/II clinical trials for our drug candidates and in the future expect to submit NDAs to the FDA for approval of these products. We are in the early stages of evaluating other drug candidates in the field of pain therapy.  These products would also require FDA approval of an NDA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for NDA market approval of new products, new intended uses or indications to existing or future products. Failure to receive approval for our new products would have an adverse effect on our ability to expand our business.

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

We currently depend on contract manufacturers. We plan to enter into long term commercial supply agreements for our product candidates. If any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be delayed and our business harmed. Our reliance on contract manufacturers exposes us to additional risks, including:

●	failure of our future manufacturers to comply with strictly-enforced regulatory requirements;

●	failure to manufacture to our specifications, or to deliver sufficient quantities in a timely manner;

●	the possibility that we may terminate a contract manufacturer and need to engage a replacement;

●	the possibility that our future manufacturers may not be able to manufacture our product candidates and products without infringing the intellectual property rights of others;

●	the possibility that our future manufacturers may not have adequate intellectual property rights to provide for exclusivity and prevent competition; and

●	insufficiency of intellectual property rights to any improvements in the manufacturing processes or new manufacturing processes for our products.

Any of these factors could result in significant delay or suspension of our clinical trials, regulatory submissions, receipt of required approvals or commercialization of our products and harm our business.

Delays in the commencement or completion of pharmaceutical development, manufacturing or clinical efficacy and safety testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether our pharmaceutical development, manufacturing or clinical efficacy and safety testing will begin on time or be completed on schedule, if at all.  For example, we may encounter delays during the manufacture of pilot scale batches including delays with our contract development or manufacturing organization, sourcing satisfactory quantities of active pharmaceutical ingredient, narcotic import and export permits, sourcing of excipients, contract disputes with our third party vendors and manufacturers, or failure of the product to meet specification. Similar delays may occur a during our GMP manufacture of the product.

The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

●	recruiting and enrolling patients to participate in a clinical trial;

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

●	manufacturing sufficient quantities of a product candidate;

●	investigator fraud, including data fabrication by clinical trial personnel;

●	diversion of controlled substances by clinical trial personnel; and

●	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

●	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial.  If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed.  Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

We intend to rely on third parties to conduct our clinical trials.  If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

At this time we do not have any ongoing trials. However, we do not currently intend to conduct clinical trials on our own, and instead will rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our clinical trials.  We are also required to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties to us or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our nonclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

Clinical trials necessary to support NDA approval of our future products will be time consuming and expensive. Delays or failures in our clinical trials will prevent us from commercializing our products and will adversely affect our business, operating results and prospects and could cause us to cease operations.

Initiating and completing clinical trials necessary to support NDA approval of a new formulation of an existing product or a new product, will be time consuming and expensive and the outcome uncertain.  Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Some of the trials we undertake are not designed to support final NDA approval of the product and additional trials will have to be conducted in the future before we file an NDA. In addition, there can be no assurance that the data generated during the trials will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of an NDA.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval.

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. They may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manner than most of the patients. In addition to FDA requirements, our clinical trial requires the approval of the institutional review board, or IRB, at each site selected for participation in our clinical trial.

Additional delays to the completion of clinical studies may result from modifications being made to the protocol during the clinical trial, if such modifications are warranted and/or required by the occurrences in the given trial .

Each of such modifications has to be submitted to the FDA. This could result in the delay or halt of a clinical trial while the modification is evaluated. In addition, depending on the magnitude and nature of the changes made, FDA could take the position that the data generated by the clinical trial cannot be pooled because the same protocol was not used throughout the trial. This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying clearance or approval of a product.

There can be no assurance that the data generated using modified protocols will be acceptable to FDA.

There can be no assurance that the data generated using modified protocols will be acceptable to FDA or that if future modifications during the trial are necessary, any such modifications will be acceptable to FDA. If FDA believes that its prior approval is required for a particular modification, it can delay or halt a clinical trial while it evaluates additional information regarding the change.

Serious injury or death resulting from a failure of one of our drug candidates during current or future clinical trials could also result in the FDA delaying our clinical trials or denying or delaying clearance or approval of a product.

Even though an adverse event may not be the result of the failure of our drug candidate, FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events.

Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the filing of any product submissions with the FDA, delay the approval and commercialization of our products or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects.  Lengthy delays in the completion of clinical trials of our products would adversely affect our business and prospects and could cause us to cease operations.

On November 29, 2006 the FDA imposed a bold warning on the label of racemic methadone, a parent compound to our D-Methadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of D-Methadone we will likely have to conduct a specific study to evaluate the effects of D-Methadone on QTc interval prolongation. QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle.  Drugs that prolong the corrected QT interval (QTc) interval are associated with an increased risk of serious disturbances in heart rhythm, leading to sudden death. QT interval studies can be extremely costly and there is no assurance that we will have funds to undertake such a study.  In addition, even if we do a QT interval prolongation study in accordance with regulatory guidelines, there is no assurance that the results of the study will demonstrate an absence of QT interval prolongation with d-Methadone. An adverse safety outcome from such study could result in a similar bolded warning on the label of D-Methadone or in a decision not to approve d-methadone, either one of which could have serious consequences for our continued operation.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct all the pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

The future results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our drug candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our drug candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for any of our products for which we might seek clearance, have failed to demonstrate safety and effectiveness, we would not receive FDA clearance to market that product in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. In addition, our clinical trials performed until now involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

Future products may never achieve market acceptance.

Future products that we may develop may never gain market acceptance among physicians, patients and the medical community.  The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of our products; the results of any long-term clinical trials relating to use of our products; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using our products are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning our products. Failure of any of our products to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

To be commercially successful, physicians must be persuaded that using our products for treatment of pain are effective alternatives to existing therapies and treatments.

We believe that pain doctors and other physicians will not widely adopt our products unless they determine, based on experience, clinical data, and published peer reviewed journal articles, that the use of our products provides an effective alternative to other means of treating pain.  Patient studies or clinical experience may indicate that treatment with our products does not provide patients with sufficient benefits in pain intensity and/or quality of life. We believe that recommendations and support for the use of our products from influential physicians will be essential for widespread market acceptance. Our products are still in the development stage and it is premature to attempt to gain support from physicians at this time. We can provide no assurance that such support will ever be obtained. If our products do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase, our products.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulation or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA.  In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce these regulations through periodic inspections.  The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues could result in, among other things, enforcement actions by the FDA.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce the potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that the product promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we or our commercialization partners cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider such training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with adverse event and phamacovigilence reporting requirements, including the reporting of adverse events which occur in connection with, and whether or not directly related to, our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to recall, replace or refund the cost of any product we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Some of our other product candidates will require Risk Evaluation and Mitigation Strategies (REMS).

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and requires the adoption of REMS. Some of our product candidates, the controlled substance-based and maybe others, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. We cannot predict the specific REMS to be required as part of the FDA's approval of any of our products.  Depending on the extent of the REMS requirements, our costs to commercialize our products may increase significantly. Furthermore, controlled substances risks that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

Our revenue stream will depend upon third party reimbursement.

The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. However, the availability of insurance coverage and reimbursement for newly approved drugs to treat pain is uncertain, and therefore, third-party coverage may be particularly difficult to obtain even if our products are approved by the FDA as safe and efficacious. Many patients using existing approved therapies are generally reimbursed all or part of the product cost by Medicare or other third-party payors. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for these products. Submission of applications for reimbursement approval generally does not occur prior to the filing of an NDA for that product and may not be granted for as long as many months after NDA approval. In order to obtain reimbursement arrangements for these products, we or our commercialization partners may have to agree to a net sales price lower than the net sales price we might charge in other sales channels.  The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Initial dependence on the commercial success of our products may make our revenues particularly susceptible to any cost containment or reduction efforts.

We are dependent on third parties for manufacturing and marketing of our proposed proprietary products. If we are not able to secure favorable arrangements with such third parties, our business and financial condition could be harmed.

We are not planning to manufacture any of our proposed proprietary products for commercial sale nor do we have the resources necessary to do so.  In addition, we currently do not have the capability to market our drug products ourselves. We intend to contract with specialized manufacturing companies to manufacture our proposed proprietary products and partner with larger pharmaceutical companies for commercialization of our products, retaining the marketing and promotion rights for specialty medical areas. In connection with our efforts to commercialize our proposed proprietary products, we will seek to secure favorable arrangements with third parties to distribute, promote, market and sell our proposed proprietary products. If we are not able to secure favorable commercial terms or arrangements with third parties for distribution, marketing, promotion and sales of our proposed proprietary products, we may have to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our proprietary drug candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our proposed proprietary products, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

In addition, we, or our potential commercial partners, may not successfully introduce our proposed proprietary products or our proposed proprietary products may not achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture, market, distribute, promote and sell our proposed proprietary products on favorable commercial terms that would permit us to make a profit. To the extent that corporate partners conduct clinical trials, we may not be able to control the design and conduct of these clinical trials.

We must enter into an agreement with, and depend upon, one or more partners to assist us in commercializing our product candidates.

Because of our limited financial and other resources, we must actively seek and enter into a collaboration with one or more partners to assist us in our product launch, if marketing approval is granted. Any collaboration agreement we enter into may contain unfavorable terms, for example, with respect to product candidates covered, control over decisions and responsibilities, termination rights, payment, and other significant terms. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement will be dependent on the efforts of our collaboration partner and may result in lower levels of income to us than if we marketed our product candidates entirely on our own. The collaboration partner may not fulfill its obligations or commercialize our product candidates as quickly as we would like. We could also become involved in disputes with our partner, which could lead to delays in or termination of our commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected.

We may have conflicts with our partners that could delay or prevent the development or commercialization of our product candidates.

We may have conflicts with our partners, such as conflicts concerning the interpretation of nonclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration.  If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests.  Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. In order to commercialize our products, if any are approved, we intend to develop internal sales, marketing and distribution capabilities to target particular markets for our products, as well as make arrangements with third parties to perform these services for us with respect to other markets for our products. We may not be able to establish these capabilities internally or hire marketing and sales personnel with appropriate expertise to market and sell our products, if approved.  In addition, even if we are able to identify one or more acceptable collaborators to perform these services for us, we may not be able to enter into any collaborative arrangements on favorable terms, or at all. If we enter into any collaborative arrangements for the marketing or sale of our products, our product revenues are likely to be lower than if we marketed and sold our products ourselves.  In addition, any revenues we receive would depend upon the efforts of our collaborators, which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations, and their inability to comply with regulatory requirements or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate a relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, if at all.

Upon commercialization of our products, we may be dependent on third parties to market, distribute and sell our products.

Our ability to receive revenues may be dependent upon the sales and marketing efforts of any future co-marketing partners and third-party distributors.  At this time, we have not entered into an agreement with any commercialization partner and only plan to do so after the successful completion of Phase II clinical trials and prior to commercialization. If we fail to reach an agreement with any commercialization partner or upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition and results of operations.

Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions.  We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions.  Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies.  Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D ) , and (iii) carry on larger R&D initiatives.  Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products.  They also have greater name recognition and better access to customers than us.  Our chief competitors include companies such as Purdue Pharma, Pfizer, Eli Lilly, Endo, Astra Zeneca, among others.

We are faced with intense competition and rapid technological change, which may make it more difficult for us to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If our competitors’ existing products or new products are more effective than or considered superior to our future products, the commercial opportunity for our product candidates will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. If we are successful in penetrating the market for pain treatment with our product candidates, other companies may be attracted to the market.  Many of our competitors have analgesics already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than we are and have substantially greater financial, technical, research, marketing, sales, distribution and other resources than we do. Our competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approvals, and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition.  Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Adverse events involving our products may lead the FDA to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results.

Once a product receives FDA clearance or approval, the agency has the authority to require the recall of commercialized products in the event of adverse side effects, material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of adverse side effects, impurities or other product contamination, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls.  A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. We may be held liable if serious adverse reactions from the use of our product candidates occur. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently do not carry product liability insurance. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

Our business depends upon securing and protecting critical intellectual property.

Our commercial success will depend in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the United States and other jurisdictions as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protection, such as patents or trade secrets, cover them. In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes.  Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  Moreover, the degree of future protection of our proprietary rights is uncertain for products that are currently in the early stages of development because we cannot predict which of these products will ultimately reach the commercial market or whether the commercial versions of these products will incorporate proprietary technologies.

Our patent position is highly uncertain and involves complex legal and factual questions.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents; we or our licensors might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents; our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable.

As a result, our owned and licensed patents may not be valid and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology. The extent to which we are unable to do so could materially harm our business.

We or our licensors have applied for and will continue to apply for patents for certain products. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents would adversely affect our business and operations.

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the Company does not currently have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations.  There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

Certain of our patent rights are licensed to us by third parties. If we fail to comply with the terms of these license agreements, our rights to those patents may be terminated, and we will be unable to conduct our business.

The following is a summary of our patents and patent applications:

Levorphanol: These patent applications cover the Levorphanol product.

●	Patent application 12/223.327 filed 1/29/07, Abuse Resistant and Extended Release Formulations and Method of Use Thereof. Cover US. Owned by Relmada. Currently pending.

●	Patent application 12/597,702 filed 4/28/08, Multimodal Abuse Resistant and Extended Release Opioid Formulations. Cover US. Owned by Relmada. Currently pending.

●	Patent application 13/320,989 filed 2/26/10, Extended Release Oral Pharmaceutical Compositions of 3-Hydroxy-N-Methylmorphinan and Method of Use. Cover US and EU. Owned by Relmada. Currently pending.

D-Methadone: The patent is licensed from Cornell University and if terminated, may result in the loss of patent protection.

●	Patent No. 6,008,258 filed 1/21/98, D-Methadone, a Nonopioid Analgesic, Cover US, Patent granted, estimated expiry date 1/20/18.

Buprenorphine: This patent application covers the buprenorphine product.

●	Patent application 12/989,209 filed 3/9/09, Oral Pharmaceutical Compositions of Buprenorphine and Method of Use. Cover US and EU. Owned by Relmada. Currently pending.

Mepivacaine: This patent application covers the Mepivacaine product.

Patent application PCT/US2011/032,381 filed 4/13/11, Dermal Pharmaceutical Composition of 1-Methyl-2,6-Pipecoloxylidide and Method of Use. Cover US, EU, Canada, China, India, Japan, and South Korea. Owned by Relmada. Currently pending

If we are found to be infringing on patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain a license to continue the development or sale of our products, and/or pay damages.

Our manufacturing processes and potential products may violate proprietary rights of patents that have been or may be granted to competitors, universities or others, or the trade secrets of those persons and entities. As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents or trade secrets of others. These other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to conduct clinical tests, manufacture or market the affected product or use the affected process. Required licenses may not be available on acceptable terms, if at all, and the results of litigation are uncertain.  If we become involved in litigation or other proceedings, it could consume a substantial portion of our financial resources and the efforts of our personnel.

Our ability to protect and enforce our patents does not guaranty that we will secure the right to commercialize our patents.

A patent is a limited monopoly right conferred upon an inventor, and his successors in title, in return for the making and disclosing of a new and non-obvious invention.  This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention, where other permissions may be required for permissible commercialization to occur. For example, a drug cannot be marketed without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product. Further, the invention, even if patented itself, cannot be commercialized if it infringes the valid patent rights of another party.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties.  If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

If we are unable to obtain the statutory patent extension related to the review time in the United States, we may need to rely on the 3-year Hatch-Waxman Act marketing exclusivity, the six month pediatric exclusivity, any approved 7- year Orphan Drug exclusivities, potential future formulation patents and up to ten years of data exclusivity in Europe.

We may not be able to obtain or maintain orphan drug exclusivity for our products.

The FDA Office of Orphan Products (OOPD) has granted orphan drug designation for mepivacaine to which we have secured rights.  The orphan designations cover postherpetic neuralgia and painful HIV neuropathy. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances.  We may be unable to obtain orphan drug designations for any additional mepivacaine product candidates or orphan exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for mepivacaine-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period.  Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product is shown to be clinically superior to our product.  Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

We may not be able to obtain Hatch-Waxman Act marketing exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the United States.  The Hatch-Waxman Act provides marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Food, Drug and Cosmetic Act for a product using an active ingredient that the FDA has not previously approved (five years) or for a new dosage form, route or indication (three years). This market exclusivity will not prevent the FDA from approving a competitor’s NDA if the competitor’s NDA is based on studies it has performed and not on our studies.

There can be no assurance that European authorities will grant data exclusivity for our products, because it does not contain a new active molecule.  Even if European data exclusivity is granted for our products, that may not protect us from direct competition.  Given the well-established use of our product candidates as pain relievers, a competitor with a generic version of our products may be able to obtain approval of their product during our product’s period of data exclusivity, by submitting a marketing authorization application (MAA) with a less than full package of nonclinical and clinical data.

We may undertake international operations, which will subject us to risks inherent with operations outside of the United States.

Although we do not have any foreign operations at this time, we intend to seek to obtain market clearances in foreign markets that we deem to generate significant opportunities. However, even with the cooperating of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer and cause us to reduce or discontinue our international development and registration efforts.

We may not be successful in hiring and retaining key employees.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Traversa, our CEO and our President and CSO Dr. Eliseo Salinas.  If either of them terminates his employment with us, such a departure would have a material adverse effect on our business.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. We will need to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing.  We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions.  Competition for such individuals, particularly in the United States, is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us.  Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to:

●	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities; provide accurate information to the FDA or comparable foreign regulatory authorities;

●	comply with manufacturing standards we have established;

●	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

●	report financial information or data accurately; or

●	disclose unauthorized activities to us.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate, including:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	state and foreign anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and

●	federal laws requiring drug manufacturers to report information related to payments and other transfers of value made to physicians and other healthcare providers, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, as well as other state and foreign laws regulating marketing activities.

Managing our growth as we expand operations may strain our resources.

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our drug candidates, which will place a significant strain on our financial, managerial and operational resources.  In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities.  Moreover, we will need to increase staffing and to train, motivate and manage our employees.  All of these activities will increase our expenses and may require us to raise additional capital sooner than expected.  Failure to manage growth effectively could harm our business, financial condition or results of operations.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth. We expect to experience significant growth in the scope of our operations and the number of our employees. If we grow significantly, such growth will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, internal controls and infrastructure and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future products. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business and financial condition will be harmed.

We may expand our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions of drug candidates or technologies to do so.  Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating the acquired technologies or the operations of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of our key employees or key employees of the acquired companies.

We cannot assure you that any acquisition will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired product, company or business. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions. We cannot assure you that we will be able to make the combination of our business with that of acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, business or companies may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our preferred or common stock, which could dilute each current stockholder’s ownership interest in the Company.

We are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently have no sales, marketing or distribution capabilities. In order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us.  If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

If we decide to enter into new co-promotion or other licensing arrangements with third parties, we may be unable to locate acceptable collaborators because the number of potential collaborators is limited and because of competition from others for similar alliances with potential collaborators.  Even if we are able to identify one or more acceptable new collaborators, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

In addition, any revenues we receive would depend upon our collaborators’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations or other factors outside of our control.  Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, or at all.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our drug candidates is characterized by intense competition and rapid technological advances. If our drug candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost.  If our products are unable to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We and our collaborators will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations.  Many of these competitors have drugs already approved or drug candidates in development that will or may compete against our approved drug candidates.  In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;

●	conducting preclinical testing and human clinical trials;

●	obtaining FDA and other regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing, distributing and selling drugs.

Government agencies, professional and medical societies, and other groups may establish usage guidelines that apply to our

Law enforcement concerns over diversion of opioids and social issues around abuse of opioids may make the regulatory approval process and commercialization of our drug candidates very difficult. Media stories regarding the diversion of opioids and other controlled substances are commonplace.  Law enforcement agencies or regulatory agencies may apply policies that seek to limit the availability of opioids.  Such efforts may adversely affect the regulatory approval and commercialization of our drug candidates.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. In addition, the active ingredients in nearly all opioid drugs are available in generic form. Drug companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. Our competitors may market less expensive or more effective drugs that would compete with our drug candidates or reach market with competing drugs before we are able to reach market with our drug candidates. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

Business interruptions could limit our ability to operate our business.

Our operations as well as those of our collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electrical and telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Unfavorable media coverage of opioid pharmaceuticals could negatively affect our business.

Opioid drug abuse receives a high degree of media coverage. Unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse-resistant formulations, public  inquiries and investigations into prescription drug abuse, litigation or regulatory activity, or the independent actions regarding the sales, marketing, distribution or storage of our drug products, could adversely affect our reputation.  Such negative publicity could have an adverse effect on the potential size of the market for our drug candidates and decrease revenues and royalties, which would adversely affect our business and financial results.

Risks Related to Ownership of Our Common Stock

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC Markets under the symbol “RLMD”. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.    These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.    Stockholders who have been issued shares in the Reverse Merger will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares, subject to limitations imposed by the lock-up agreements.

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders would cause our expenses to be higher than they would be if we remained privately held and did not consummate the Reverse Merger. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents required under the terms of the Offering.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;

●	sales of our Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	inability to develop or acquire new or needed technology or products.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Our Common Stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our Common Stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC Markets under the symbol “RLMD”.  There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

You may have difficulty trading and obtaining quotations for our Common Stock.

Our securities are not actively traded, and the bid and asked prices for our Common Stock on the OTC Markets may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.  There is no active market for any of our securities including the securities in this Offering, and no market is expected to develop in the foreseeable future for any of such securities. Further, there can be no assurance that we will ever consummate a public offering of any of our securities. Accordingly, investors must therefore bear the economic risk of an investment in the Securities thereof, for an indefinite period of time. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act ("Rule 144"), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. Our securities have not been registered under the Securities Act.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We do not own any property. We are on a month to month leases for our office space at 546 Fifth Avenue, 14th Floor, New York, NY, 10036. This lease is $15,300 per month. We also leases an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, PA 19422 for approximately $3,100, expiring July 2017.  We entered into a sublease agreement in June 2013 for twenty eight months whereby a tenant will be reimbursing us $2,350 for rent per month.

ITEM 3.	LEGAL PROCEEDINGS

The Pennsylvania Litigation:  Relmada has sued its former President and Chief Scientific Officer, Najib Babul, in the United States District Court for the Eastern District of Pennsylvania.  Mr. Babul resigned from his executive positions in September 2012 and was later removed from Relmada’s board of directors.  The Complaint alleges that, during the course of an audit, Relmada discovered approximately $1.5 million in questionable expenses incurred by Mr. Babul during his management of the company from 2004 until his resignation in 2012 (the “Questionable Expenses”). Outside the lawsuit, Relmada has also cancelled warrants to purchase 6,682,123 shares (or 668,213 shares post Share Exchange) of common stock (the “Cancelled Warrants”) on the grounds, among others, that Babul could not and did not satisfy the conditions for holding or exercising the warrants after his voluntary resignation from the Company.  The Company also has not exchanged Mr. Babul’s equity in Relmada for Company common stock pursuant to the Share Exchange that closed on May 20, 2014.  Mr. Babul has answered the complaint, denying any liability, and has filed a counterclaim seeking specific performance and reinstatement of the Warrants, as well as compensatory damages and other relief.

The Delaware Litigation:  After the Pennsylvania Litigation was brought against him, Mr. Babul brought an action in the Court of Chancery Delaware (the state in which Relmada is incorporated), demanding that Relmada advance his litigation expenses in the Delaware and Pennsylvania Litigation pursuant to, among other things, a Delaware Statute that requires a corporation to advance the reasonable litigation expenses of a former officer or director who is a party to litigation by reason of that relationship, and the Court ordered Relmada to advance such expenses.  Depending upon the outcome of that litigation, Relmada may or may not be entitled to be reimbursed for the advanced expenses, but there can be no assurance that, even if Relmada prevails, Mr. Babul will be able to repay Relmada.

Other Potential Litigation:  In addition to the aforementioned disputes, Relmada has been informed that Mr. Babul is contemplating making additional claims in the Pennsylvania litigation or elsewhere, as is Relmada.

Management believes that Relmada has good grounds for its claims against Mr. Babul and for its defenses against Mr. Babul’s claims, but the outcome of any litigation is impossible to predict with certainty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on OTCQB, under the symbol “RLMD”.

The following table shows, for the for the fiscal period June 30, 2014 and 2013 indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

For the Six Months Ended June 30, 2014	High	Low

Three months ended March 31, 2014	$-	$-
Three months ended June 30, 2014	$3.00	$0.01

For the Year Ended December 31, 2013	High	Low

Three months ended March 31, 2013	$-	$-
Three months ended June 30, 2013	$-	$-
Three Months ended September 30, 2013	$-	$-
Three Months ended December 31,2013	$-	$-

For the Year Ended December 31, 2012	High	Low

Three months ended March 31, 2012	$-	$-
Three months ended June 30, 2012	$-	$-
Three Months ended September 30, 2012	$-	$-
Three Months ended December 31,2012	$-	$-

- Did not trade

Lack of a Public Market for Common Stock

Prior to our share exchange there was no public market for our common stock. We completed a share exchange on May 20, 2014 as described in the business section of this 10-K. In addition, on August 5, 2014, FIRNA approved our symbol change from CMPE to RLMD. This became effective on August 6, 2014. There is no assurance that our shares will continue to be traded on the bulletin board, or if traded, that a public market will materialize.

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

Holders

As of August 25, 2014, 40,301,717 shares of Common Stock were issued and outstanding, which were held by 638 holders of record. There are 3,337,309 shares of Class A Convertible Preferred Stock outstanding held by 10 holders.

Of the 40,301,717 shares of Common Stock issued and outstanding, 36,964,417 of such shares are restricted shares under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act. As of the date hereof, the exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

Registration Rights

In connection with Relmada’s May 2014 private placement offering that closed on May 15, 2014, we are obligated to file within 45 days of the final closing of the offering a registration statement registering for resale all shares of common stock of Relmada issued as part of the units and all common shares of Relmada issuable upon exercise of the Series A and Series B Warrants issued in the offering.  Also, in connection with our May 2014 private placement offering that closed on June 10, 2014, we are obligated to file within 45 days of the final closing of the offering a registration statement registering for resale all shares of common stock of the Company issued as part of the units and all common shares of the Company issuable upon exercise of the Series A and Series B Warrants issued in the offering.  We are also obligated to include in the registration statement: (i) Relmada’s Series A Preferred Stock that converted into Common Stock at the Share Exchange, (ii)  Relmada Notes that converted into Common Stock at the Share Exchange, (iii)  underlying Common Stock included with the Series A Preferred Warrants and Notes Warrants; and (iv) underlying common stock in connection with warrants issued to the placement agent in the Relmada’s Series A Preferred financing, Notes financing and May 2014 offering. On June 27, 2014, we filed a registration statement that included these holders in the selling stockholder table.

Dividends

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any dividends on our preferred stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements and such other factors as our Board of Directors deems relevant. In addition, our credit facility restricts our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option Plan in which its directors, officers, employees and consultants shall be eligible to participate. As of June 30, 2014, the Company has 4,693,693 awards available to be issued.

The following table summarizes our equity compensation plan information as of June 30, 2014.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	3,365,171	1.11	4,693,693

Total	3,365,171	$1.11	4,693,693

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States.  The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report.  The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance.  See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere herein.

Relmada Therapeutics, Inc. (the Company”) is a clinical stage, biopharmaceutical company focused on developing novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of pain.  We have a diversified portfolio of four lead products at different stages of development and an early stage pipeline of an additional three products.  We have not earned revenues from its products since inception.  Our product development efforts are guided by what we believe is the internationally recognized scientific expertise of its research team with inputs from a world-class scientific advisory board.  Our approach is expected to reduce overall clinical development risks and potentially deliver valuable products in areas of high unmet medical needs.

We were incorporated in the State of Nevada on May 31, 2012.

On May 20, 2014, we completed a share exchange with Relmada Therapeutics, Inc. (“RTI” our wholly-owned subsidiary), pursuant to which we acquired 94.6% of the issued and outstanding equity securities of Relmada in exchange for the issuance of 28,291,073 shares of common stock. This represented 80.9% of our issued and outstanding common stock after the consummation of the share exchange (the “Share Exchange”). Relmada’s outstanding options and warrants were exchanged for options and warrants to purchase shares of common stock of Relmada. Prior to the Share Exchange, Camp Nine had no assets or liabilities. Pursuant to the Share Exchange Agreement, the principal shareholders of Relmada invested $2,000,000 and were issued 3,337,310 shares of common stock and 3,337,309 shares of Class A convertible preferred stock. The Company increased its authorized shares of common stock to 500,000,000 and Preferred stock to 200,000,000.

The Share Exchange was accounted for as a reverse merger rather than a business combination, wherein RTI is considered the acquirer for accounting and financial reporting purposes. Accordingly, the statement of operations reflects the activities of RTI from the date of inception, May 24, 2004. As a result of the Share Exchange, the Company became the holding company and RTI became the subsidiary. The operating entity is that of RTI.

Camp Nine changed its name to Relmada Therapeutics, Inc. on July 8, 2014 which was approved by state of Nevada. On August 5, 2014, FINRA approved our name change and new ticker symbol, RLMD, which became effective on August 6, 2014.

The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada Therapeutics, Inc. contained elsewhere in this document. Relmada’s current consolidated financial position and consolidated results of operations; are not necessarily indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this document.

We are developing drugs for treatment of pain. We have product candidates with indications for the treatment of moderate to severe chronic pain, cancer-associated chronic pain and neuropathic pain. One of our drug candidates also has commercial potential for opioid maintenance therapy. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the FDA in the United States and similar organizations elsewhere in the world.

We have a diversified portfolio of four products at different stage of development for the treatment of pain. LevoCap ER, our most advanced product is a proprietary once-a-day extended release (ER) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system. D-Methadone is the d optical isomer of racemic methadone and an antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics.

MepiGel is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of postherpetic neuralgia and painful HIV-associated neuropathy. We have received two FDA Orphan Drug Designations which provide for 7 years market exclusivity upon marketing, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia”.

BuTab ER is a proprietary extended release (ER) oral dosage form of the Schedule III (C-III) opioid, buprenorphine.

Below is a summary of our product development:

●	LevoCap ER: We completed GMP manufacturing for the Phase I study of LevoCap ER and the batches have successfully passed the 12 month stability milestone. In July 2013 we completed a 30 patient Phase I pharmacokinetic study. We are now preparing the Phase III development program and we are planning to submit a request to the FDA to discuss the final pathway to the NDA for this product. In preparation of the Phase III we have initiated the transfer of the formulation technology to a US manufacturer and planning to generate GMP batches for the Phase III that will be performed in the United States.

●	D-Methadone: We have successfully manufactured GMP D-Methadone API. We are preparing and planning to file a new corporate IND for D-Methadone in 2014 to perform a Phase I dose ranging pharmacokinetic study and confer with the FDA on the next step of the development plan for a Phase II study in neuropathic pain.

●	BuTab ER: We have completed a preclinical program to better define the pharmacokinetic profile of BuTab ER and to assess the time course of systemic absorption of buprenorphine using several different oral extended release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we expect to generate GMP batches, file an IND with the FDA in the second half of this year and subsequently start a Phase I pilot study in healthy volunteers.

●	MepiGel: We have completed an animal study in rabbits to assess the time course of systemic absorption of mepivacaine from several different semi-solid topical gel formulations as compared to intravenous mepivacaine. The goal was to assess the absolute bioavailability of the different gels and finalize the optimal formulation to move into clinical development. We have identified one that performed at optimal level that may be selected to continue to development in humans. We are planning to generate GMP batches required for the Phase I portion of the development, file an IND with the FDA and start the Phase I trial with timing based on resources allocation.

In April 2012, the Company entered into a license agreement with Medeor and issued 17,890 shares of stock for the license agreement. The Chief Executive Officer was a shareholder of Medeor. At December 31, 2013, the Company issued 2,500,000 shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a research and development project. The transaction was valued at its fair value of $3,750,000 and was expensed to research and development expense. The fair value of the shares was determined via a third party valuation.   In connection with the Company’s merger of Medeor, the Company assumed the obligation to pay a third party for a license agreement. The licensee will earn royalties and a milestone payment as defined in the license agreement.

Results of Operations

Six Months Ended June 30, 2014

Research and Development Expense

Research and development expense for the six months ended June 30, 2014 was approximately $840,000. This balance primarily comprises expenses related to the advancement of a clinical development program, salaries and stock-based compensation expense of $115,500.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2014 was approximately $12,106,900. This balance primarily is comprised of stock-based compensation expense of approximately $10,203,700, professional fees of approximately $964,000, salaries of approximately $366,700, insurance expense of approximately $146,800, consulting and financial advisory fees of approximately $138,200, rent expense of approximately $67,800 and other general expenses of approximately $219,700. The Company is involved in litigation with its founder, see Item 3 Legal Proceeding, the Company will incur expenditures in the future related to this matter which is not known at this time. A Delaware Statute requires a corporation to advance reasonable litigation expenses of a former officer or director who is a party to litigation, and the Court ordered Relmada to advance such expenses. Depending upon the outcome of this litigation, Relmada may or may not be entitled to be reimbursed for the advanced payments made for the founder’s legal expenses. There can be no assurance that, even if Relmada prevails, Mr. Babul will be able to repay Relmada.

Other Income (Expense)

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities for the six months ended June 30, 2014 was a non-cash loss of approximately $7,955,000. The change in the fair value of the derivative liabilities during the six months ended June 30, 2014 was principally due to the Share Exchange, an increase in the number of warrants, and the change in the common stock price. The fair value of the common stock as determined by a third party valuation firm. The Black-Scholes option pricing method was used at June 30, 2014. The calculation of the fair value of the derivative liabilities is affected by factors which are subject to significant fluctuations and are not directly under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivative is reduced to zero by having all the Series A warrant holders and Series B warrant holders either exercise their warrants or the warrants expire. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash gain when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the six months ended June 30, 2014 was approximately $435,600 which consisted of approximately $186,000 resulting from a beneficial conversion feature that existed with the September 2013 notes payable at the issuance date. The value that was recorded was based upon the difference between the effective conversion price of $0.60 per share and the fair value of the common stock as of the commitment date of $0.80 per share. There was no beneficial conversion feature on the December 2013 notes payable at the date of issuance. The Company recorded for the six months ended June 30, 2014, approximately $219,800 for the remaining unamortized amount of the debt discount and debt issuance costs resulting from the subordinated notes sold with warrants. There was also approximately $27,600 of interest expense associated with subordinated notes for the six months ended June 30, 2014.

Income Taxes

The Company did not provide for income taxes for the six months June 30, 2014 since there was a loss.

Loss per Common Share

Based upon the above, the Company recorded a net loss of approximately $21,336,000, or $1.73 per common share, during the six months ended June 30, 2014, based on the factors described above.

For the Years Ended December 31, 2013 versus December 31, 2012

Research and Development Expense

Research and development expense for the year ended December 31, 2013 was approximately $5,248,700 compared to $667,500 for the year ended December 31, 2012, a difference of $4,581,200. The primary increase of $4,581,200 is a non-cash expense related to the merger with Medeor which occurred on December 31, 2013. In April 2012, the Company entered into a license agreement with Medeor and issued 17,089 shares of stock for the license agreement. The Chief Executive Officer was a shareholder of Medeor. At December 31, 2013, the Company issued 2,500,000 shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a research and development project.

In addition, other increases primarily relate to the development program that the Company initiated during 2013. The Company completed GMP manufacturing for LevoCap ER additional strengths. A 30 patient pharmacokinetic study for LevoCap ER was completed and the Company successfully manufactured GMP D-Methadone API. In addition, the Company completed a successful pre-clinical study for MepiGel and a successful pre-clinical study was completed for BuTab ER. Consulting fees were paid to Malvern Consulting Group Inc. for D-Methadone product development and to Scilucent, Inc. for levorphanol product development.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2013 was approximately $1,525,300 compared to $2,489,200 for the year ended December 31, 2012, a difference of $963,900. The difference is related to the 1,725,000 shares of Series A Preferred Stock that the Company issued to Wonpung during 2012 that generated approximately $1,000,000 of stock-based compensation, while there was no such issuance to Wonpung in 2013.

Other Income (Expense)

The change in the fair value of derivative liabilities is a non-cash expense. For the year ended December 31, 2013, this resulted in non-cash loss of approximately $12,877,700 as compared to non-cash loss of $3,688,400 for the comparable period in 2012. This resulted in an increase in non-cash loss of approximately $9,189,300 for the year ended December 31, 2013 as compared to the comparable period in 2012. These liabilities resulted from the anti-dilution features that were contained in the Series A Preferred Stock unit offerings and also the note offerings.  The derivative liabilities were for the Series A Preferred Stock and the warrants. The anti-dilution feature for the Series A Preferred Stock will be eliminated upon the conversion into common stock when a public transaction occurs. The calculations of the derivative liabilities are affected by factors which are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero when the Series A Preferred Stock is converted to common stock (due to a public offering). The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash gain when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the year ended December 31, 2013 consisted of our subordinated 8% promissory notes (“Notes”) and related debt discount. Costs associated with the issuance of the Notes, the fair market value of the warrants that were included in the Units to the Notes and the discount the debt holders paid that was less than the principal amount of the Notes are considered debt discount.  Debt discount is being expensed to interest and amortized on a straight-line basis. Interest expense for the year ended December 31, 2012 primarily consisted of interest expense on debts that were exchanged for Series A Preferred Stock by Ben Franklin and BioAdvance in April 2012. Interest expense for the year ended December 31, 2013 was approximately $220,300 compared to $27,700 for the year ended December 31, 2012, a difference of $192,600 from the comparable period in 2012 due to the Company having additional debt outstanding in 2013 compared to 2012.

The Company determined a beneficial conversion feature existed on the September 2013 notes payable at the issuance date of approximately $186,800 which represented the difference between the effective conversion price of $0.60 per share and the fair value of the common stock as of the commitment date of $0.80 per share. The beneficial conversion feature will be recorded as interest expense in the event these notes are converted to common stock in connection with a public offering. There was no beneficial conversion feature on the December 2013 notes payable at the date of issuance.

Income Taxes

The Company did not provide for income taxes for the year-end December 31, 2013 and 2012 since there was a loss.

Loss per Share

The losses for the years ended December 31, 2013 and 2012 were approximately $19,872,000 and $6,860,000 or $8.18 per share and $3.17 per share, respectively, based on the factors described above.

Liquidity

To date, we have financed our operations primarily through issuance of units of common stock including warrants that occurred on May 12, 2014, May 15, 2014 and June 10, 2014 and we received net proceeds of approximately $22,229,300. In connection with the Share Exchange, the principal shareholders of Camp Nine, Inc. invested $2,000,000 for common stock and Class A preferred stock. In addition, we received net proceeds of approximately $6,714,000 from the sale of units of Series A preferred stock including warrants that closed from December 2012 to September 2013. The Series A stockholders converted their shares to common stock upon the share exchange in May 2014.  For the years ended December 31, 2013 and 2012, we received net proceeds of $501,600 and $154,900, respectively, from the issuance of units of subordinated 8% promissory notes including warrants, net of deferred financing fees. Both promissory notes, effective interest rate was 36.9%. The note holders converted their debt and accrued interest of approximately $960,900 to common stock upon the Share Exchange in May 2014. During 2007, the Company received a licensing fee of $1,500,000 and proceeds from the sale of common stock of $1,500,000. During 2004 and 2005, the Company received proceeds from two note holders aggregating $975,000.

Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future.  We have incurred losses since inception to June 30, 2014 of approximately $55,318,600 and generated negative cash flows from operations since inception. The non-cash items since inception through June 30, 2014 were approximately $41,868,700. We expect to incur increasing expenses over the next several years developing our products. The Company has litigation against its founders, See Item 3, Legal Proceedings and will incur expenses in the future. The amount of such expenses is not known at this time. A Delaware Statute that requires a corporation to advance the reasonable litigation expenses of a former officer or director who is a party to litigation by reason of that relationship, and the Court ordered Relmada to advance such expenses. Depending upon the outcome of that litigation, Relmada may or may not be entitled to be reimbursed for the advanced expenses, but there can be no assurance that, even if Relmada prevails, Mr. Babul will be able to repay Relmada.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipated that our cash and cash equivalent on hand at June 30 2014 will fund future operations until the fourth quarter of 2015. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. We do not currently contemplate any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents and short-term investments. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five year and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$123,800	$37,300	$76,800	$9,700	$-
Note payable	58,537	58,537	-	-	-
Total obligations	$182,337	$95,837	$76,800	$9,700	$-

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Six Months Ended June 30,	For the Years Ended December 31,
	2014	2013	2012
Cash used in operating activities	$(2,164,254)	$(2,237,529)	$(1,583,975)
Cash used in investing activities	(3,673)	(8,871)	-
Cash provided by financing activities	24,209,828	3,996,028	3,334,928
Net increase in cash and cash equivalents	$22,041,901	$1,749,628	$1,750,953

For the six months ended months ended June 30, 2014, cash used in operating activities was approximately $2,164,000 primarily due to the loss for the six months ended June 30, 2014, of approximately $21,336,000, offset by non-cash expenses including stock based compensation expenses, the change in the fair value of derivative liabilities, beneficial conversion feature, amortization of debt discount and deferred financing cost and depreciation of approximately $18,691,700 and increases from net amounts from prepaid expenses and other assets, accounts payable and accrued expenses of approximately $480,000. For the six months ended June 30, 2013, cash provided by financing activities was approximately $24,209,800 resulting from the net proceeds from the May and June 2014 private placements of common stock and Series A and B warrants of approximately $22,229,300 and from investment from the principal shareholders of Camp Nine, Inc. of $2,000,000 offset by principal payments of notes payable of approximately $19,500.

Net cash used in operating activities was approximately $2,237,500 for the year ended December 31, 2013 compared to approximately $1,584,000 used in operations for the same period in 2012. The net loss for the year ended December 31, 2013 was approximately $19,872,000 as compared to approximately $6,860,000 for the year ending December 31, 2012. The net loss increased by $13,012,000 for the year ended December 31, 2013 as compared to the same comparable prior year period. Non-cash expenses for the years ended December 31, 2013 and December 31, 2012 primarily consisted of the change in the fair value of derivative liabilities, stock-based compensation, common stock issued for services, amortization of deferred financing costs and debt discounts. These non-cash expenses for the years ending December 31, 2013 and 2012 were approximately $17,215,500 and $5,056,500, respectively. For the years ended December 31, 2013 and 2012, the increase for the non-cash changes was due to the fair value of derivative liabilities of approximately $12,877,700 and $3,688,400 and stock-based compensation of approximately $3,767,000 and $1,330,800, respectively.

Net cash provided by financing activities was approximately $3,996,000 for the year ended December 31, 2013 compared to $3,334,900 for the same period in 2012.  For the years ended December 31, 2013 and 2012, we received net proceeds of approximately $3,494,400 and $3,220,000, respectively, net of offering costs for the issuance of units from the sales of Series A Preferred Stock including warrants.  For the years ended December 31, 2013 and 2012, we received net proceeds of $501,600 and $154,900, respectively, from the issuance of units of subordinated 8% promissory notes including warrants, net of deferred financing fees. The Company is currently in default of the September 2013 notes with the principal amount due of $216,000 and approximately $33,300 of accrued interest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

We do not have a seasonal business cycle.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates. The significant estimates are valuation and recovery of intangible assets, stock-based compensation expense, valuation of derivative financial liability and income taxes and valuation of income taxes.

Research and Development

Research and development costs primarily consist of salaries and benefits, research contracts for the advancement of product development, stock-based compensation, and consultants. The Company expenses all research and development costs in the periods in which they are incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is measured each period as the underlying options or warrants vest. The expense is subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. The Company reviews its agreements and the future performance obligation with respect to the unvested options or warrants for its vendors or consultants. When appropriate, the Company will expense the unvested options or warrants at the time when management deems the service obligation for future services has ceased.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2014 and December 31, 2013, the Company had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

Derivatives

All derivatives are recorded at fair value and recorded on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Opportunities, Challenges and Risks

The market for drugs for pain treatment is large and in need of new solutions. Where successful, pain products can generate hundreds of millions of dollars in annual sales. A number of large pharmaceutical and biotechnology companies regularly acquire products in development, with preference given to products in Phase II or later clinical trials. These deals are typically structured to include an upfront payment that ranges from several million dollars to tens of millions of dollars or more, and additional milestone payments tied to development, regulatory and sales milestones. Our goal is to develop products up to the point where our resources are sufficient to sustain the costs, and subsequently partner them with larger companies to share further development expenses and leverage their sales and marketing infrastructure. We plan to retain the marketing or co-marketing rights for selected specialty medical areas in the U.S.

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and nonclinical development of our drug candidates. This will in turn depend on our ability to hire competent employees, continue our close collaboration with our suppliers and our Scientific Advisory Board. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. If our efforts are successful, we will be able to partner our development stage products on commercially favorable terms only if they enjoy appropriate market exclusivity. For that reason we intend to continue our efforts to maintain existing and generate new intellectual property.  Intellectual property is a key factor in the success of our business.

To achieve the goals discussed above we intend to continue to invest in research and development at likely increasing rates thus incurring further losses until one or more of our products is/are sufficiently developed to partner them to large pharmaceutical and biotechnology companies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012 are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Transition Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that as of June 30, 2014, the Company’s internal control over financial reporting was effective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Transition Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of September, 2014:

Name	Age	Position
Sergio Traversa, PharmD, MBA	54	Chief Executive Officer and Director
Eliseo O. Salinas MD, MSc	58	President and Chief Scientific Officer
Douglas Beck, CPA	53	Chief Financial Officer
Sandesh Seth, MS, MBA	50	Lead Director
Shreeram Agharkar, Ph.D.	67	Director
Nabil Yazgi, MD	60	Director

Sergio Traversa, PharmD, MBA has been our Chief Executive Officer and director since April 2012. Previously, from January 2010 to April 2012 he was the CEO of Medeor Inc., a spinoff pharmaceutical company from Cornell University. From January 2008 to January 2010 Dr. Traversa was a partner at Ardana Capital. Dr. Traversa has over twenty-five years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large U.S. investment firms specializing in healthcare, including Mehta, Isaly and Mehta Partners, ING Barings, Merlin BioMed and Rx Capital. Dr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS (Central Nervous System) team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Dr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy, now part of Pfizer. Mr. Traversa is also a board member of Actinium Pharmaceuticals, Inc. and previously served as interim CEO and CFO of Actinium. Dr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business. As Chief Executive Officer of the Company, Dr. Traversa is the most senior executive of the Company and as such provides our Board of Directors with the greatest insight into the Company’s business and the challenges and material risks it faces. Dr. Traversa has more than 28 years of healthcare industry experience and is especially qualified to understand the risks and leadership challenges facing a growing pharmaceutical company from a senior management and financial expertise perspective led us to conclude that Dr. Traversa should serve as Chief Executive Officer and Director of the Company.

Eliseo O. Salinas MD, MSc joined Relmada in February 2014 as President and Chief Scientific Officer. Dr. Salinas has more than 20 years of experience developing therapeutic products for CNS disorders in many key jurisdictions worldwide, including the United States, Canada, the European Union, and Japan. Under Dr. Salinas’ leadership, 15 programs obtained regulatory approval in the United States and other major international markets. Prior to joining us, from October 2012 to February 2014, Dr. Salinas was Executive Vice President and Head of Research and Development at StemCells, Inc. Before joining StemCells, from June 2010 to March 2012, Dr. Salinas was Executive Vice President, Head of  Development and Chief Medical Officer of Elan Pharmaceuticals; From June 2009 to June 2010, Dr. Salinas was Senior Vice President  - Head of  Research and Development and Chief Medical Officer of Adolor Corporation. Dr. Salinas earned his medical degree from the University of Buenos Aires, Argentina, performed a residency in psychiatry in Paris at the Clinique des Maladies Mentales et de l'Encéphale, and obtained a master's degree in pharmacology from the Université Pierre et Marie Curie, Académie de Paris, France.

Douglas Beck, CPA is our Chief Financial Officer since December 2013. Mr. Beck brings extensive previous experience in corporate management as chief financial officer of public companies, including two biopharmaceutical companies.  From May 2011 to February 2013 Mr. Beck served as CFO at iBio Inc. (NYSE AMEX:IBIO).  Previously, in 2005 he was appointed CFO of Lev Pharmaceuticals, Inc. also a publicly traded company where he headed financial planning, financial reporting and accounting. At Lev, he was part of the executive team and was instrumental in the successful sale of the company to ViroPharma Incorporated for $618 million in cash and stock.  He was employed at various times as an independent consultant.  Mr. Beck serves on the SEC Practice Committee and the Chief Financial Officers Committee for the New York State Society of CPAs. Mr. Beck holds a B.S. from the Fairleigh Dickinson University.

Board of Directors

Sandesh Seth, MS, MBA, has been our Lead Director since October 2012 and serves as our Lead Director.  Mr. Seth is the Head of Healthcare Investment Banking at Laidlaw & Company (UK) Ltd.  He is also Chairman of the Board of Actinium Pharmaceuticals, Inc., a NYSE Market company.  He has over 20 years of experience which includes prior investment banking at Cowen & Co., equity research at Bear Stearns and Commonwealth Associates and in the pharmaceutical industry at Pfizer, Warner-Lambert, and SmithKline Beecham in strategic planning, business development and R&D project management respectively. Mr. Seth’s financial services experience includes 100+ completed transactions in which $5B+ in capital was raised. Transactions included venture investments, private placements, IPOs, FOs, PIPEs, and Convertible and High-Yield Debt. Mr. Seth was also involved with various strategic initiatives such as mergers and acquisitions, leveraged and management buy-outs, and licensing and joint ventures, including the $100B merger of Pfizer and Warner-Lambert and the $20B merger of Pharmacia & Upjohn with Monsanto.  Mr. Traversa is also the Executive Chairman and Chairman of the Board of Actinium Pharmaceuticals, Inc. Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University.  He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma.  Mr. Seth was designated as Regulatory Affairs Certified (R.A.C.) by the Regulatory Affairs Professionals Society which signifies proficiency with United States FDA regulations.  He also holds the following Securities Industry Licenses: Series 7, 79 and 63. That Mr. Seth has served in various business executive-level positions over the course of his career, has significant investment banking experience, has developed significant management and leadership skills and is well accustomed to interfacing with investors, analysts, auditors, C-level executives, and outside advisors, led us to conclude that Mr. Seth should serve as a director.

Shreeram N. Agharkar, PhD, has been our director since February 2014 and is the former Vice President, Deputy Head, Global Chemistry, Manufacturing & Control (GCMC) and Scientific Affairs at Sanofi, where he represented Global CMC development on several corporate R&D committees, provided CMC related scientific and strategic advice to R&D teams, reviewed and approved for Global registration scientific content of all CMC dossiers, co-chaired alliance partnership projects and Chaired GCMC portfolio reviews. He joined Sanofi from Aventis as a result of their merger. At Aventis he served as Vice President and Head of Global Pharmaceutical Development. Prior to this, he served as Executive Director of Pharmaceutics R&D for Bristol-Myers Squibb Company. Earlier in his career, Dr. Agharkar served as the Senior Section Leader of Sterile Products Formulation R&D for Schering-Plough and as a Research Pharmacist for Parenteral Products Formulation R&D at Abbott Labs. Dr. Agharkar has 40 years of experience in the pharmaceutical industry and has served in various key positions building extensive experience in all aspects of biopharmaceutical product development, R&D, CMC functions, and management functions. Under his leadership and direction, over 30 pharmaceutical products were developed and approved.  He is a former member of the American Association of Pharmaceutical Scientists the Parenteral Drug Association the Drug Information Association of and the PhRMA's Pharmaceutical Development Committee. Dr. Agharkar has a B.S., Tech. Pharm./Chem. from Bombay University, India, a M.S., in Pharmaceutics from Columbia University in New York and a PhD. in Pharmaceutics from the University of Kansas. That Dr. Agharkar brings over 40 years of pharmaceutical experience to our Board, having served in various pharmaceutical executive-level positions over the course of his career, and that Dr. Agharkar has developed significant management and leadership skills relating to the pharmaceutical industry led us to conclude that Dr. Agharkar should serve as a director.

Nabil M. Yazgi, MD has been our director since February 2014.  Dr. Yazgi received his Medical Degree from University of Damascus, Syria in 1985.  He moved to the United States and completed a Medical Residency Program at Atlantic City Medical Center from 1981 through 1984.  He completed EEG and EMG Competence Studies.  He then completed a Neurology Residency at the Medical College of Virginia from 1985 through 1987 earning status of Chief Resident.  His studies included two months of Neuroradiology (CAT, Myelogram and Angiography Training). Dr. Yazgi earned his Board Certification in Neurology and Psychiatry in December 1991.  His professional memberships include American Academy of Neurology and the Neurological Association of New Jersey.  Dr. Yazgi has practiced General Neurology in Wayne, New Jersey for 25 years.  He is associated with St. Joseph Medical Center, Wayne NJ.  Dr. Yazgi practices Pain Management performing Epidural Injections and Trigger Point Injections.  That Dr. Yazgi brings over 25 years of clinical experience in pain treatment to our Board, is well accustomed to interfacing with patients, and physicians led us to conclude that Dr. Yazgi should serve as a director.

Term of Office

Directors are appointed until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until their successors have been duly elected and qualified.  Our bylaws provide that officers are appointed by our Board and each executive officer serves at the discretion of our Board.

Director Independence

We use the definition of “independence” of   the NYSE MKT to make this determination.  We are not listed on the NYSE MKT, so although we use its definition of “independence”, its “independence” rules are inapplicable to us.  NYSE MKT corporate governance rule Sec. 803(A)(2) provides that an “independent director” means a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer's board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following is a non-exclusive list of persons who shall not be considered independent under NYSE MKT rules:

●	a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

●	a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

○	(i) compensation for board or board committee service,

○	(ii) compensation paid to an immediate family member who is an employee (other than an executive officer) of the company,

○	(iii) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year) (See Commentary .08), or

○	(iv) benefits under a tax-qualified retirement plan, or non-discretionary compensation

●	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

●	a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

●	a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or

●	a director who is, or has an immediate family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

Our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under the above-mentioned NYSE MKT director independence rules Shreeram N. Agharkar and Nabil M. Yazgi are independent directors of the Company.

Committees of the Board of Directors

We currently have no committees of the board.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

None of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge.  To request a copy of our Whistle Blowing Policy please make written request to our CFO, at Relmada Therapeutics, Inc. 546 Fifth Avenue, 14th Floor, New York, NY 10036. We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behavior, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

Compliance with Section 16(a) of the Exchange Act

As of September 2, 2014, our common stock was not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the years ended December 31, 2013 and 2012, for our Executive officers:

Name/Position	Year		Salary	Bonus	Option Awards (4)	Total

Sergio Traversa, CEO and Board of Director	2013 2012	(1)	$222,503 134,750	$75,000 0	$359,051 103,692	$656,554 238,442

Douglas Beck, CPA Chief Financial Officer	2013	(2)	$16,667	$0	$181,391	$198,058

The following table provides information regarding the compensation earned for the six months ended June 30, 2014, for our Executive officers:

Name/Position	Salary	Bonus	Option Awards (4)	Total

Sergio Traversa, CEO and Board of Director	$132,501	$50,000	$-	$182,051

Eliseo Salinas, MD, MSc, President and Chief Scientific Officer (3)	$167,468	$50,000	$937,631	$1,155,109

Douglas Beck, CPA Chief Financial Officer	$100,000	$40,000	$-	$140,000

(1)	Hired as CEO on April 18, 2012 and in May 2014 Mr. Traversa’s base salary was increased from $250,000 to $300,000 per year. The board of directors increased Mr. Traversa’s base salary to $330,000 per year effective July, 1, 2014. Mr. Traversa was awarded a $50,000 bonus for obtaining certain milestones pursuant to his employment agreement with the company.

(2)	Hired as CFO on December 2, 2013. Does not include $16,667 that was paid as a consultant in November 2013. In May 2014, Mr. Beck was awarded a total bonus of $40,000 for obtaining certain milestones pursuant to his offer letter with the Company.

(3)	Hired as President and Chief Scientific Officer on February 24, 2014. Mr. Salinas was awarded a $50,000 bonus for obtaining certain milestones pursuant to his offer letter with the company.

(4)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

Employment Agreements

Compensatory Plan with Sergio Traversa (Principal Executive Officer)

Effective April 15, 2013, the Company and Sergio Traversa entered into an agreement (the “Employment Agreement”), to employ Mr. Traversa (“Employee”) as the Company’s Chief Executive Officer. The term of the agreement is two years.

Salary

●	The initial base annual salary is $225,000. Increases in the base salary shall be reviewed annually by the Board during the term and any such increases will be at the Board's or its designee's sole discretion and will otherwise be consistent with the Company's annual policies and budget for payroll increases.

Bonus

●	Upon the Company's receipt of aggregate proceeds in the amount of at least $5,000,000 pursuant to a private offering of its securities, whether they be equity, debt or a combination thereof, (the "Private Offering"), Employee shall receive an incentive cash bonus of $50,000 ("Initial Bonus"). If anytime after the Initial Bonus is paid, the Company receives additional proceeds in the aggregate amount of $2,000,000 pursuant to the Private Offering, Employee shall receive an incentive cash bonus of $25,000 (the "Additional Bonus"). Thereafter, Employee shall be eligible to receive an incentive cash bonus ("Bonus") up to the amount, based upon the criteria, and payable at such times, as may be determined by the Board in its sole and absolute discretion, which shall be binding and final, and shall be paid in a one-time lump sum payment (less payroll taxes).

●	Upon the Company's completion of an initial public offering of its common stock or other event resulting in the Company's common stock becoming publicly traded, including the successful registration of the Company's common stock for resale under the Securities Act of 1933, as amended, Employee shall receive an incentive cash bonus of $50,000 ("Going Public Bonus"). Within three months of the Company's common stock becoming publicly traded, the Company will review Employee's compensation package, and if required, adjust Employees compensation package to within the twenty-fifth to seventy-fifth percentile of compensation packages of other peer group chief executive officer agreements of comparable public companies in its related industry.

Benefits

●	In addition to the salary and cash bonus referred to above, Employee shall be entitled during the Term to participate in such employee benefits plans or programs of the Company, and shall be entitled to such other fringe benefits, as are from time to time adopted by the Board and made available by the Company generally to employees of Employee's position, tenure, salary, age, health and other qualifications. Without limiting the generality of the foregoing, Employee shall be eligible for such awards, if any, under the Company's employee benefits plans or programs as shall be granted to Employee in the sole discretion of the Board or its designee. Employee acknowledges and agrees that the Company does not guarantee the adoption or continuance of any particular employee benefits plan or program or other fringe benefits during the term, and participation by Employee in any such plan or program shall be subject to the rules and regulations applicable thereto.

Share Issuance.

●	Employee shall receive a total of 153,802 shares (the "Traversa Common Stock") of the Company's common stock, par value $0.01 per share (the "Common Stock"), pursuant to the following conditions and vesting schedule:

o	68,356 shares (post share exchange) of Common Stock upon the satisfaction of the Financing Condition. For Financing Condition is intended the first Series A closing of a minimum of $3,000,000 that effectively happened on July 10, 2012;

o	56,394 shares (post share exchange) of Common Stock twelve (12) months after the satisfaction of the Financing Condition (so long as Employee on such date remains employed by the Company, other than on account of a termination of employment by the Company without Cause);

o	29,052 shares (post share exchange) of Common Stock eighteen (18) months after the satisfaction of the Financing Condition (so long as Employee on such date remains employed by the Company, other than on account of a termination of employment by the Company without cause

Options

●	Immediately after the commencement date, Employee shall receive stock options (the "Options") from the Company's Employee Stock Option Plan, if any, to bring Employee's total equity ownership in the Company equal to five percent (5%) of the fully diluted capitalization of the Company as of July 10, 2012, which is the date the Financing Condition was met. In addition, immediately upon the final close of the later of the bridge financing contemplated by the Company and (ii) additional offerings up to a maximum of $8,000,000 in total (each an "Additional Financing" and collectively, the "Additional Financings"), Employee is entitled to receive Options from the Company's Employee Stock Option Plan, if any, to again bring Employee's total equity ownership in the Company equal to five percent (5%) of the Fully Diluted Capitalization, as hereinafter defined, of the Company. For purposes of calculating Employee's ownership of five percent (5%) of the Fully Diluted Capitalization of the Company, Employee shall be deemed to own 100% of the Traversa Common Stock, even though such shares may not have vested pursuant to the terms of the agreement. For the avoidance of doubt, following satisfaction of each of the Financing Condition and the final closing of Additional Financings, if any, Employee's total equity ownership in the Company shall be equal to five percent (5%) of the then Fully Diluted Capitalization of the Company.

The Options shall have a term of four (4) years and the exercise price of the Options shall be equal to $0.08 ($0.80 post share exchange). The Options are subject to the following vesting schedule: Twenty-five percent of the Options shall vest on the grant date and the remaining seventy-five percent (3/4) to vest in equal quarterly increments over a four (4) year period.

Compensatory Plan with Eliseo Salinas (President and Chief Scientific Officer)

Effective January 31, 2014, the Company and Eliseo Salinas entered into an agreement (the “Employment Agreement”), to employ Mr. Salinas (“Employee”) as the Company’s President and Chief Scientific Officer. The initial term of employment shall be a period of one (1) year from the Start Date (the "Initial Term"), provided that employee’s employment with the Company will be on an "at will" basis, meaning that either employee or the Company may terminate your employment at any time for any reason or no reason, upon written notification to the other party, without further obligation or liability, except that upon termination of employee’s employment by employee for Termination for Good Reason (as defined in the Employment Agreement), or by the Company, including change of control during the Initial Term, other than for cause, employee will be entitled to severance equal to 12 months base salary and health benefits.

Salary

●	Employee will be paid an annual base salary of four hundred thousand and seventy-five thousand dollars ($475,000). Upon the one year anniversary of Employee’s Start Date, the Board will review your base salary with the help of an independent compensation consultant to adjust upward, if appropriate, employee’s base salary to be competitively aligned to a range between the 25th (twenty-fifth) and 75th (seventy-fifth) percentile of the relevant market data of President and Chief Scientific Officer positions of similarly situated publicly traded Biotechnology/Specialty Pharmaceutical companies; the Board shall review the amount of Employee’s base salary and performance bonus, and shall determine the appropriate upward adjustments to each component of Employee’s compensation within 60 days of the start of each calendar year.

Bonus

●	Employee shall be entitled to participate in an executive bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to Employee, based upon the achievement of written individual and corporate objectives such as the Board shall determine. Upon the attainment of such performance objectives, in addition to Employee’s base salary, Employee shall be entitled to a cash bonus in an amount to be determined by the Board with a target of fifty percent (50%) of employee’s base salary. As part of Employee’s annual target bonus for 2014, $50,000 (fifty thousand) will be paid at the end of the first quarter in which the Company's stock becomes publicly traded and the Company has raised a minimum of $10 million (ten million) in financing as part of the going public process. Within sixty (60) days after the Start Date, the Board shall establish written individual and corporate performance objectives for 2014 and the amount of the performance pro-rata bonus payable upon the attainment of each objective. At least thirty (30) days before each subsequent calendar year, the Board shall establish written individual and corporate performance objectives for such calendar year and the amount of the performance bonus payable upon the attainment of such objectives. Within sixty (60) days after the end of each calendar year, the Board shall determine the amount of any performance bonus payable under the Employment Agreement. In addition, Employee will be eligible for, a special, one-time, sign-on bonus of $50,000 (fifty thousand) within 7 (seven) days after the Start Date, however, if the Employee leaves without Good Reason (as defined in the Employment Agreement) or is terminated for cause within twelve months of the Start Date, the Employee shall be required to pay back the full amount of the sign-on bonus to the Company within 7 (seven) days of leaving or termination.

Options

●	The Board has agreed to grant to Employee an option to purchase common shares of the Company (the "Initial Grant") under the Company's current Stock Option Plan. The Initial Grant will consist of an option grant to purchase up to 1,003,774 (post share exchange) common shares (the "Options") of the Company representing three percent (3.0%) of the fully-diluted common shares of the Company as of the date of the Employment Letter. The stock options of the Initial Grant will have an exercise price equal to $1.50 per share of the Company's common stock which is: equal to fair market value of the Company as determined by the Board of Directors on the date of the grant. The stock options of the Initial Grant shall have a term of 10 years starting at the signing of this Employment Letter (the "Grant Date”). The stock options of the Initial Grant shall begin to vest on the Grant Date based on the following vesting schedule: Twenty-five percent (25%) of the stock options of the Initial Grant shall vest on the first anniversary of the Grant Date and the remaining seventy-five percent (75%) shall vest in equal quarterly increments of 6.25% of the initial Option Grant over the following three (3) year period.

Compensatory Plan with Douglas Beck (Principal Financial and Accounting Officer)

Effective November 25, 2013, the Company and Douglas Beck entered into an agreement (the “Employment Agreement”), to employ Mr. Beck (“Employee”) as the Company’s Chief Financial Officer. The initial term of the employment shall be a period of one (1) years from the Start Date (the "Initial Term"), provided that Employees’ employment with the Company will be on an "at will" basis, meaning that either Employee or the Company may terminate Employee’s employment at any time for any reason or no reason, upon written notification to the other party, without further obligation or liability, except that upon termination of Employee’s employment by the Company, including change of control during the Initial Term, other than for cause, Employee will be entitled to severance equal to 6 months base salary and health benefits.

Salary

●	Employee will be paid an annual base salary of two hundred thousand dollars ($200,000), which will be paid in accordance with the Company's regular payroll practices. Upon the one year anniversary of the start date, the Board will review Employee’s base salary with the help of an independent compensation consultant to adjust Employee’s base salary is to be competitively aligned to a range between the 25th (twenty-fifth) and 75th (seventy-fifth) percentile of the relevant market data of CFO positions of similarly situated publicly traded Biotech companies; the Board shall review the amount of Employee’s base salary and performance bonus, and shall determine the appropriate adjustments to each component of your compensation within 60 days of the start of each calendar year.

Bonus

●	Employee shall be entitled to participate in an executive bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to employee, based upon the achievement of written individual and corporate objectives such as the Board shall determine. Upon the attainment of such performance objectives, in addition to your base salary, Employee shall be entitled to a cash bonus in an amount to be determined by the Board with a target of thirty-five percent (35%) of Employee’s base salary. In addition, Employee will be eligible for a special bonus of $30,000 at the end of the first quarter in which the Company's stock becomes publicly traded and the Company has raised a minimum of $10 million in financing as part of the going public process. Employee is also eligible to receive a $20,000 bonus if, in Employee’s position as CFO, Employee completes the Company's 2013 financial audit by February 28, 2014; such bonus shall be reduced to $10,000 if such audit is complete by March 15, 2014.

Options

●	The Board has agreed to grant to employee an option to purchase common shares of the Company (the "Initial Grant") under the Company's current Stock Option Plan. The Initial Grant will consist of an option grant to purchase up to 334,199 (post share exchange) common shares (the "Options") of the Company representing one percent (1.0%) of the fully-diluted common shares of the Company as of the date of the Employment Letter. The stock options of the Initial Grant will have an exercise price equal to $0.80 cents per share of the Company's common stock which is equal to fair market value of the Company as of the most recently concluded private financing and is as determined by the Board of Directors on the date of the grant. The stock options of the Initial Grant shall have a term of 10 years starting at the signing of this Employment Letter (the "Grant Date"). The stock options of the Initial Grant shall begin to vest on the Grant Date based on the following vesting schedule: Twenty-five percent (25%) of the stock options of the Initial Grant shall vest on the first anniversary of the Grant Date and the remaining seventy-five percent (75%) shall vest in equal quarterly increments of 6.25% of the initial Option Grant over the following three (3) year period.

Director Compensation

Historically non-management Directors of the Company do not receive any cash compensation. Commencing March 1, 2014, non-management Directors of the Company began to receive a quarterly cash retainer of $7,500 per calendar quarter for their service on the Board of Directors. They also receive reimbursement for out-of-pocket expenses and certain directors have received stock option grants for shares of Company Common Stock as described below.

The following table sets forth the compensation of our directors for the six month ended June 30, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Shreeram Agharkar, Ph.D. (2)	$12,100	-	45,405	-	$57,405
Sandesh Seth, MS, MBA	$10,000	-	45,405	-	$55,405
Nabil M. Yazgi, MD	$10,000	-	45,405	-	$55,405

(1)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

(2)	Includes $2,100 of consulting fees and $10,000 of director fees.

Scientific Advisory Board

Scientific Advisory Board Members may receive cash compensation for their services rendered on the Scientific Advisory Board at the rate of $2,500 per day or $1,500 per half day of service pursuant to consulting agreements with us. We have also reserved 12,000 options to be issued for shares of common stock to the Scientific Board of Advisors who may be entitled to such shares pursuant to the consulting agreements. We have not issued any options to members of the Scientific Advisory Board.

The following distinguished individuals serve on our Scientific Advisory Board.

Troels Jensen, MD is Past-President of the International Association for the Study of Pain, and Professor of Experimental and Clinical Pain Research, Aarhus University, Denmark.  Dr. Jensen received his MD from the University of Aarhus, completed his residency in Neurology, Neurosurgery, and Neurophysiology at University Hospitals in Aarhus and Copenhagen and his postgraduate clinical fellowship at the Hôpital de la Salpêtrière in Paris.  He has authored more than 300 scientific papers in peer-reviewed journals on neurophysiology, neuropharmacology and mechanisms and treatment of neuropathic and muscle pain.  Dr. Jensen is editor of several books on pain and he has served as Section Editor for the journal PAIN.  He serves on the editorial board and reviewer for several international journals.  Dr. Jensen leads the Danish Pain Research Center at Aarhus University, Denmark.  He is a former President of the Scandinavian Association for the Study of Pain.

Nathaniel Katz, MD, MS is President and CEO of Analgesic Solutions, an organization that guides pharmaceutical companies on the efficient development and commercialization of better treatments for pain.  Dr. Katz served as Chair of the Advisory Committee, Anesthesia, Critical Care, and Addiction Products Division, at the FDA.  He received his medical degree from the Medical College of Pennsylvania and his M.S.  in Biostatistics at Columbia University.  After his neurology residency at Tufts-New England Medical Center he entered a Pain Management fellowship in the Department of Anesthesia at Brigham & Women’s Hospital and then served as a Staff Neurologist in the Pain Management Center of Brigham & Women’s Hospital, Harvard Medical School.  Subsequently, he founded the Pain & Symptom Management Program at Dana Farber Cancer Institute, and the Pain Trials Center unit at Brigham & Women’s Hospital, Harvard Medical School.  Dr. Katz’s interests include clinical research methods, analgesic clinical trials, neuropathic pain, cancer pain and opioid therapy for chronic pain.  He is an internationally recognized expert in pain management and analgesic clinical trials, and he has conducted and published numerous clinical investigations of treatments for pain, with a particular focus on opioids and risk management.

Arthur G. Lipman, PharmD, is a Professor of Pharmacotherapy, College of Pharmacy and Director of Clinical Pharmacology at the Pain Management Center, University of Utah Hospitals and Clinics.  Before moving to Utah, Dr. Lipman was Drug Information Director at the Yale-New Haven Medical Center and he held concurrent faculty appointments at the Yale University School of Medicine, Yale University Graduate School of Nursing and University of Connecticut School of Pharmacy.  He served on both the Acute and Cancer Pain Management Guideline Panels of the U.S. Department of Health and Human Services, co-chaired the Arthritis Pain Management Clinical Guidelines Panel of the American Pain Society, and is a member of the International Association for the Study of Pain Acute Pain Taskforce.  Dr. Lipman has published over 300 articles, chapters and reviews, and is editor of the Journal of Pain and Palliative Care Pharmacotherapy.

Cynthia McCormick, MD, is President of McCormick Consultation LLC and the former Director of the FDA’s Division of Anesthetic, Critical Care and Addiction Drug Products (since renamed the Division of Analgesics, Anti-inflammatory and Rheumatology Products).  As Head of this Division, Dr. McCormick was responsible for providing scientific and regulatory oversight for a large number of investigational and marketed analgesic products, including opioids and drugs for the treatment of neuropathic pain.  She received her medical degree from the Medical College of Pennsylvania, and then undertook a Residency and Fellowship in Pediatric Neurology at the University of Michigan and a Residency in Neurology at the University of Pennsylvania.  Dr. McCormick has worked at the U.S. Department of Health and Human Services, including the FDA and NIH for over 15 years.  After serving as Director of the FDA’s Division of Anesthetic, Critical Care and Addiction Drug Products for five years, she served as Deputy Director, Division of Extramural Research, National Institute of Neurological Disorders and Stroke at the NIH.  Dr. McCormick has extensive experience in regulatory and clinical aspects of analgesic drug development and consults to a number of pharmaceutical companies.

Richard Payne, MD, is Professor of Medicine, Duke University and Director of the Duke Institute on Care at the End of Life.  Dr. Payne is an internationally known expert in the areas of pain relief, care for those near death, oncology, and neurology.  Prior to his appointment at Duke, he was Professor of Neurology and Pharmacology at Cornell University Medical College and Chief, Pain & Palliative Care Service at Memorial Sloan-Kettering Cancer Center. Dr. Payne has held various academic appointments, including Chief of Neurology at the Cincinnati VA Medical Center, and Vice-Chairman, Department of Neurology at the University of Cincinnati Medical School and Chief of the Pain and Symptom Management Section and Professor of Neurology at the University of Texas, MD Anderson Cancer Center. Dr. Payne has served on the Editorial Board of numerous journals including Pain, American Pain Society Journal, Journal of Pain and Symptom Management, Pain Forum and Journal of Pain.  He has published over 200 scientific communications, including abstracts, manuscripts, book chapters and books.  Dr. Payne is a former President of the American Pain Society.  He is a fellow of the American Academy of Hospice and Palliative Medicine, The American Academy of Neurology, and the American Academy of Pain Medicine.  Dr. Payne has received a Distinguished Service Award from the American Pain Society; the Humanitarian Award from the Urban Resources Institute; and the Janssen Excellence in Pain Award.

Frank Porreca, PhD, is Professor of Pharmacology and Anesthesiology, College of Medicine at the University of Arizona and an internationally recognized pharmacologist.  He is an Executive Editor-in-Chief of Life Sciences and the Pharmacology Section Editor of the journal PAIN.  Dr. Porreca has received numerous awards and recognition for his research, including Distinguished Professor, Mayo Clinic, Founder’s Day Speaker, University of Arizona, F.W. Kerr Award, American Pain Society, 9th Covino Lecturer, Harvard University, Sterling Professor Pharmacology, Albany Medical School and the NIH MERIT Award.  He is inducted as a Research Fellow by the American Academy for the Advancement of Sciences.  Dr. Porreca has published over 250 manuscripts, 28 book chapters and hundreds of scientific abstracts.  Dr. Porreca is a sought after speaker at both national and international basic and clinical research meetings.

Raymond Sinatra, MD, PhD, is Professor of Anesthesiology at Yale University Medical School.  Dr. Sinatra received his MD and PhD in neuroscience at SUNY Downstate School of Medicine.  He completed his residency in Anesthesiology and Fellowship in Pain Management at Brigham & Women's Hospital, Harvard Medical School.  Dr. Sinatra is Senior Editor of two textbooks on pain, Acute Pain: Mechanisms and Management and Acute Pain Management.  He has authored over 200 scientific papers, review articles, abstracts and textbook chapters on pain management and obstetrical anesthesiology.  Dr. Sinatra serves as a reviewer for several journals and he has been a principal investigator for dozens of clinical trials evaluating novel analgesics and analgesic delivery systems.  He is a frequent presenter at national and international meetings on pain management.

Arthur Weaver, MD, is Clinical Professor of Medicine (Emeritus), Division of Rheumatology at the University of Nebraska Medical Center in Omaha, Nebraska.  Board-certified in internal medicine and rheumatology, Dr. Weaver has been an active Fellow of the American College of Rheumatology (ACR) for many years, serving on the Board of Directors and as President of the ACR. Dr. Weaver received his medical degree from Northwestern University and completed his residency and fellowship in internal medicine and rheumatology at the Mayo Clinic.  He has served as a principal investigator in over 115 clinical trials, published over 150 manuscripts and abstracts in rheumatology and made over 1500 scientific presentations in the field of clinical rheumatology.  Dr. Weaver is a recipient of numerous awards, including the Arthritis Foundation Founders Award, the Mayo Clinic Philip Hench award for excellence in rheumatology and the American College of Rheumatology Pauldine Phelps Award.  Dr. Weaver is a sought after speaker at both national and international meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the pro forma beneficial ownership of our common stock as of August 25, 2014.  The table shows the common stock holdings of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days as August 25, 2014, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages in the table below are based on 43,638,926 outstanding shares of common stock and Class A convertible Preferred stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o Relmada Therapeutics, Inc., 546 Fifth Avenue, 14th Floor, New York, NY 10036.  The Company’s executive office is located at 546 Fifth Avenue, 14th floor, New York, NY 10036.

5 % Stockholders	Number of Common Shares Beneficially Owned	Percentage Ownership

Southern Biotech, Inc. (1)
555 South Federal Highway #450 Boca Raton, FL 33432	4,320,254	9.9%

Alan & Angela Greenhalgh, JTWROS CL4 CMR Wigan Lane, Ballamodha Ballasalla, Isle of Man. 1m9 3EP United Kingdom	2,499,933	5.7%

Sergio Traversa, PharmD, MBA
Director and Chief Executive Officer (2)	1,212,700	2.7%

Eliseo Salinas, MD, MSc
President and Chief Scientific Officer (3)	NA	NA

Douglas Beck, CPA,
Chief Financial Officer (4)	NA	NA

Shreeram Agharkar, Ph.D. (5)
Director	NA	NA

Sandesh Seth, MS, MBA (6)
Lead Director	NA	NA

Nabil M. Yazgi, MD (7)
Director	231,250	0.5%

All Directors and Executive Officers	1,443,950	3.3%

(1)	Includes 1,865,333 Class A convertible preferred shares that are convertible to common stock within sixty days. The beneficial owner of the common and Class A preferred shares are held by Barry Honig on behalf of Southern Biotech, Inc.

51

(2)

Excludes unvested options of 628,720 that have an exercise price of $0.80 per share. The original options vest 25% at the date of grant and the remaining 75% of the options shall vest in equal quarterly increments over the next four (4) years.  As of August 25, 2014, 714,992 options were vested that have an exercise price of $0.80 per share.  Includes 343,906 common shares that were received from the Medeor transactions.  Includes 153,802 common shares that were granted pursuant to his employment contract.

(3)	Excludes options to purchase 1,003,774 shares of common stock at an exercise price of $1.50 per share. 25% of the options shall vest upon the optionee's first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years.

(4)	Excludes options to purchase 334,199 shares of common stock at an exercise price of $0.80 per share. 25% of the options shall vest upon the optionee's first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years.

(5)	Excludes options to purchase 48,662 shares of common stock at an exercise price of $1.50 per share. The vesting schedule is according to the Company ESOP wherein 25% of the options shall vest upon the first anniversary of the grant date. The remaining 75% of the options shall thereafter vest each quarter over the next three years.

(6)	Excludes options to purchase 48,662 shares of common stock at an exercise price of $1.50 per share. The vesting schedule is according to the Company ESOP wherein 25% of the options shall vest upon the first anniversary of the grant date. The remaining 75% of the options shall thereafter vest each quarter over the next three years. Also excludes warrants held by (i) the Placement Agent or its affiliates in connection with the following offering consummated by Relmada: an offering that closed on September 30, 2013 (the “2012 Offering”), May 15, 2014 (the “Going Public Offering”) and the notes financing and (ii) by designees of the Advisory Firm. Mr. Seth is affiliated with the Placement Agent and the Advisory Firm and it is expected that he and/or his affiliates will be deemed the beneficial owner of a proportion of the warrants due to each respective entity.

(7)	Excludes options to purchase 48,662 shares of common stock at an exercise price of $1.50 per share. The vesting schedule is according to the Company ESOP wherein 25% of the options shall vest upon the first anniversary of the grant date. The remaining 75% of the options shall thereafter vest each quarter over the next three years. Includes 125,000 Series A preferred shares that were purchased in the Series A offering and were converted to common stock. In addition, includes warrants to purchase 31,250 shares of common stock at an exercise price of $0.80 per share. Includes 30,000 common shares that were purchased in the May 2014 offering of common stock. In addition, includes Series A warrants and Series B warrants to purchase 30,000 and 15,000 shares of common stock at an exercise price of $1.50 and $2.25, respectively per share.

The following has been excluded from above:

The Company’s 2014 Option Plan.

We have reserved 12,000 options to be issued for shares of common stock, to the Scientific Board of Advisors who may be entitled to such shares pursuant to consulting agreements with the Company.

Equity Compensation Plan Information

The Company has established the 2012 Stock Option Plan (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. The Plan allowed for 2,409,436 options to be granted in July 2012. On March 10, 2014, the Board of Directors increased the shares under the Plan to 4,000,000.  The shareholders approved to increase the shares available under the plan to 8,058,844. At June 30, 2014, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2014, 4,693,673 shares were available for future grants under the Plan.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2014

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of June 30, 2014.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested() ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sergio Traversa	391,946	286,016	-	0.80	07/11/2022	-	-	-	-

Sergio Traversa	260,059	405,691	-	0.80	09/30/2023	-	-	-	-

Douglas Beck, CPA	-	334,199	-	0.80	12/02/2023	-	-	-	-

Eliseo Salinas	-	1,003,774	-	1.50	02/24/2024	-	-	-	-

Indemnification of Directors and Officers

We are a Nevada corporation and generally governed by the Nevada Private Corporations Code, Title 78 of the Nevada Revised Statutes, or NRS. Section 78.138 of the NRS provides that, unless the corporation’s Articles of Incorporation provide otherwise, a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law. Our Articles of Incorporation provide that no director or officer shall be personally liable to the corporation or any of its stockholders for damages for any breach of fiduciary duty as a director or officer except for liability of a director or officer for (i) acts or omissions involving intentional misconduct, fraud, or a knowing violation of law or (ii) payment of dividends in violation of Section 78-300 of the NRS.

Section 78.7502 of the NRS permits a company to indemnify its directors and officers against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending, or completed action, suit, or proceeding, if the officer or director (i) is not liable pursuant to NRS 78.138, or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.7502 of the NRS also precludes indemnification by the corporation if the officer or director has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court determines that in view of all the circumstances, the person is fairly and reasonably entitled to indemnity for such expenses and requires a corporation to indemnify its officers and directors if they have been successful on the merits or otherwise in defense of any claim, issue, or matter resulting from their service as a director or officer.

Section 78.751 of the NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit, or proceeding as they are incurred and in advance of final disposition thereof, upon determination by the stockholders, the disinterested board members, or by independent legal counsel. Section 78.751 of NRS requires a corporation to advance expenses as incurred upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company if so provided in the corporations articles of incorporation, bylaws, or other agreement. Section 78.751 of the NRS further permits the company to grant its directors and officers’ additional rights of indemnification under its articles of incorporation, bylaws, or other agreement.

Section 78.752 of the NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the company, or is or was serving at the request of the company as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

The Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS.

At the present time, except as provided in “Legal Proceedings” above, there is no pending litigation or proceeding involving a director, officer, employee, or other agent of ours in which indemnification would be required or permitted.  Except as described in “Legal Proceedings” above, we are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Acquisition of Medeor

On October 24, 2013, Relmada entered into an engagement agreement which was amended December 19, 2013 with its Placement Agent, of which Mr. Seth, a director of the Company, is Head of Healthcare Investment Banking, to advise on the merger of Medeor Inc. (“Medeor”) In consideration for its services, the Placement Agent was eligible to receive (a) a cash success fee equal to $200,000 less $50,000 for Fairness Opinion, and (b) a $50,000 activation fee The Placement Agent or its designees also received five-year warrants to purchase 2,000,000 shares of Relmada common stock.  As a result of the Share Exchange, these warrants were exchanged for a five-year warrant to purchase 200,000 shares of the Company’s common stock at a price of $1.10 per share.  In April 2012, Relmada entered into a license agreement with Medeor and issued 17,890 shares of stock for the license agreement.  On December 31, 2013, Relmada entered into a Merger Agreement with Medeor.  This transaction occurred by the exchange of Medeor’s shares, for Relmada’s common stock.  Following the transaction, the corporate existence of Medeor ceased and Relmada continued as the surviving corporation under Delaware law (the "Merger").  In connection with the Merger, each share of common stock of Medeor was converted into the right to receive a pro rata share of Relmada’s common stock based upon an exchange ratio.

As a result of this transaction, Medeor stockholders, which included Dr. Sergio Traversa, CEO of the Company, Cornell University, and several other persons, obtained equity ownership in the Company.  As of December 31, 2013, Relmada issued 2,500,000, shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a research and development project.  As a result of the transactions with Medeor, our CEO received 343,906 shares of common stock of Relmada.

Placement Agent

On December 6, 2011, Relmada entered into an engagement agreement with the Placement Agent for its Series A preferred stock and notes offering (collectively the "Financings"),  of which Mr. Seth, a director of the Company is Head of Healthcare Investment Banking.  The agreement was amended April 12, 2012 and February 25, 2013.  Pursuant to the agreement, the Placement Agent was engaged on an exclusive basis for the Financings and as a financial advisor for assisting Relmada with the restructuring of its capitalization and negotiating the conversion of its outstanding debt obligations to enable a successful financing (the "Notes Conversion").  In consideration for its services, the Placement Agent received (a) an activation fee of $25,000 and a re-activation fee of $15,000, (b) a cash fee equal to 7% of the Notes Conversion and 10% of the gross proceeds raised in the Financings, and (c) non-accountable expense reimbursement equal to 2% of the gross proceeds raised.   In connection with the Series A preferred stock private placement, the Placement Agent or its designees also received five-year warrants to purchase 1,250,000 shares of Relmada common stock at a price of $0.80 per share.  As a result of the Share Exchange, these warrants were exchanged for a five-year warrant to purchase 1,250,000 shares of the Company’s common stock at a price of $0.80 per share.  In connection with the notes offering private placement, the Placement Agent or its designees also received five-year warrants to purchase 1,406,250 shares of Relmada common stock at a price of $0.80 per share.  As a result of the Share Exchange, these warrants were exchanged for a five-year warrant to purchase 140,625 shares of the Company’s common stock at a price of $0.80 per share.

On February 18, 2014, Relmada entered into an engagement agreement with the Placement Agent for Relmada’s May 2014 Offering, of which Mr. Seth, a director of the Company is Head of Healthcare Investment Banking.  We agreed to pay Placement Agent a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent (2%) of the gross proceeds of the Offering received from investors at a Closing.  The Placement Agent or its designees also received five-year warrants to purchase 2,508,514 shares of Relmada common stock at a price of $1.50 per share.  As a result of the Share Exchange, these warrants were exchanged for a five-year warrant to purchase 2,508,518 shares of the Company’s common stock at a price of $1.50 per share. The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants.  If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants.

On May 19, 2014, Camp Nine entered into an engagement agreement with the Placement Agent for Camp Nine’s May 2014 Offering, of which Mr. Seth, a director of the Company is Head of Healthcare Investment Banking.  We agreed to pay Placement Agent a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent (2%) of the gross proceeds of the Offering received from investors at a Closing.  The Placement Agent or its designees also received five-year warrants to purchase 1,782,431 shares of Camp Nine common stock at a price of $1.50 per share.  The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants.  If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants. The Placement Agent receives a financial advisory fee of $25,000 that commenced at the last closing on June 10, 2014.

Advisory Firm

On October 17, 2012 the Company entered into an advisory agreement with Jamess Capital Group, LLC (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Seth, a Director of the Company (“Advisory Firm”) to provide non-investment banking services related to: a) recruiting key level personnel of the Company and negotiating their contracts; b) advising Relmada on prioritizing its product development programs per strategic objectives and assisting with qualifying and retaining key consultants to assist with product development activities for its key pipeline drugs levorphanol and D-Methadone and if required other products as well; c) assessing the state of Relmada’s financial records per US GAAP requirements, and; d) assisting with the selection and oversight of appropriate financial, accounting and auditing professionals to prepare the financial records and reporting of the Company to public company standards; and advising Relmada on the structure and composition of its Board of Directors in order to qualify for a public listing and assisting with the recruiting and contract negotiations for at least two Board Members. The Advisory Firm is due a monthly fee of $12,500 and the agreement is terminable by either party with three months written notice and is to be issued fully vested warrants to purchase common stock equal to 12% of the fully diluted shares of the Company as of the Closing Date of the Share Exchange exercisable at an exercise price of $0.001 per share. The Advisory Firm earned warrants to purchase 8,655,883 shares of common stock. These shares have not been issued but are accounted for as outstanding for US GAAP purposes. The Advisory Firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month. Jamess Capital Group, LLC has not requested to be reimbursed for any expenses.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered during the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, are set forth in the table below:

	For the Six Months Ended	For the Year Ended
Fee Category	June 30, 2014	December 31, 2013	December 31, 2012
Audit fees (1)	$47,500	$49,500	$23,333
Audit-related fees (2)	-	-	-
Tax fees	-	-	-
All other fees (4)	-	-	-
Total fees	$47,500	$49,500	$23,333

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s private placements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee.  Our board of directors selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012. In accordance with board of director’s practice, GBH CPAs, PC services were pre-approved to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

RELMADA THERAPEUTICS, INC.

(formerly Camp Nine, Inc.)

Audited Financial Statements

As of June 30, 2014 and December 31, 2013,

for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012

F-1

RELMADA THERAPEUTICS, INC.

(formerly Camp Nine, Inc.)
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Relmada Therapeutics, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (“Company”) (formerly Camp Nine, Inc.) as of June 30, 2014 and December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for six months ended June 30, 2014 and for the periods from December 31, 2011 to June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relmada Therapeutics, Inc. as of June 30, 2014 and December 31, 2013 and results of its operations and its cash flows for the six months ended June 30, 2014 and for the periods from December 31, 2011 to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

September 3, 2014

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Consolidated Balance Sheets

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$25,564,351	$3,522,450
Prepaid expenses	178,158	10,325
Deferred financing costs, net of accumulated amortization of $0 and $69,546, respectively	-	78,724
Total current assets	25,742,509	3,611,499
Fixed assets, net of accumulated depreciation of $2,230 and $373, respectively	9,841	8,498
Other assets	12,100	12,100
Total assets	$25,764,450	$3,632,097

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$746,098	$180,319
Accrued expenses	382,023	438,658
Note payable	58,357	-
Derivative liabilities	25,586,933	20,103,425
Subordinated promissory notes payable, net of debt discount of $0 and $141,049, respectively	-	758,951
Total current liabilities	26,773,411	21,481,353
Long-term liability – accrued expense	100,000	100,000
Total liabilities	26,873,411	21,581,353

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, liquidation value of $0.80 per share:
Series A preferred stock, 0 and 255,000,000 shares authorized (private company), 0 and 13,604,128 shares issued and outstanding, respectively	-	13,604
Class A convertible preferred stock, 3,500,000 shares authorized, 3,337,309 and 0 shares issued and outstanding, respectively	3,337	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 40,294,217 and 4,958,778 shares issued and outstanding, respectively	40,294	4,959
Additional paid-in capital	54,166,055	16,014,840
Accumulated deficit	(55,318,647)	(33,982,659)
Total stockholders’ deficit	(1,108,961)	(17,949,256)

Total liabilities and stockholders’ deficit	$25,764,450	$3,632,097

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Consolidated Statements of Operations

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2014	2013	2012

Revenue	$-	$-	$-

Operating expenses:
Research and development	(839,959)	(5,248,669)	(667,474)
General and administrative	(12,106,859)	(1,525,257)	(2,489,235)
Total operating expenses	(12,946,818)	(6,773,926)	(3,156,709)

Loss from operations	(12,946,818)	(6,773,926)	(3,156,709)

Other (expenses) income:
Loss on change in fair value of derivative liabilities	(7,954,970)	(12,877,675)	(3,688,353)
Interest income	1,411	-	12,753
Interest expense	(435,611)	(220,307)	(27,721)
Total other (expenses) income	(8,389,170)	(13,097,982)	(3,703,321)

Net loss	$(21,335,988)	$(19,871,908)	$(6,860,030)

Net loss per common share - basic and diluted	$(1.73)	$(8.18)	$(3.17)

Weighted average number of common shares outstanding - basic and diluted	12,332,331	2,429,267	2,166,498

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Consolidated Statement of Stockholders' Deficit

For the Period From December 31, 2011 to June 30, 2014

	Series A Preferred Stock		Class A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance – December 31, 2011	-	-	-	-	1,519,759	$1,520	$4,409,230	$(7,250,721)	$(2,839,971)

Issuance of common stock and warrants to a related party for liabilities	-	-	-	-	255,750	256	869,019	-	869,275
Forgiveness of liabilities by founder	-	-	-	-	-	-	353,246	-	353,246
Issuance of Series A preferred stock for conversion of loans and accrued interest	1,879,128	1,879	-	-	-	-	1,539,301	-	1,541,180
Issuance of common stock for cashless exercise of warrants	-	-	-	-	541,430	541	(541)	-	-
Issuance of common stock to acquire license at fair value	-	-	-	-	17,089	17	5,110	-	5,127
Issuance of Series A preferred stock to Wonpung for services	1,725,000	1,725	-	-	-	-	1,004,349	-	1,006,074
Issuance of common stock for fair value of services	-	-	-	-	68,356	68	20,439	-	20,507
Stock-based compensation	-	-	-	-	-	-	37,335	-	37,335
Issuance of Series A preferred stock and warrants for cash, net of offering costs	4,899,375	4,900	-	-	-	-	2,151,038	-	2,155,938
Net loss	-	-	-	-	-	-	-	(6,860,030)	(6,860,030)
Balance - December 31, 2012	8,503,503	8,504	-	-	2,402,384	2,402	10,388,526	(14,110,751)	(3,711,319)

Issuance of Series A preferred stock and warrants for cash net of offering costs.	5,100,625	5,100	-	-	-	-	1,479,610	-	1,484,710
Issuance of common stock to acquire Medeor, Inc. at fair value	-	-	-	-	2,500,000	2,500	3,747,500	-	3,750,000
Issuance of common stock for fair value of services	-	-	-	-	56,394	57	16,861	-	16,918
Stock-based compensation expense	-	-	-	-	-	-	382,343	-	382,343
Net loss	-	-	-	-	-	-	-	(19,871,908)	(19,871,908)
Balance - December 31, 2013	13,604,128	$13,604	-	$-	4,958,778	$4,959	$16,014,840	$(33,982,659)	$(17,949,256)

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Consolidated Statement of Stockholders' Deficit

For the Period From December 31, 2011 to June 30, 2014

	Series A Preferred Stock			Class A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value		Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Issuance of common stock, Series A warrants and Series B warrants for cash, net of offering costs	-		-	-	-	17,163,799	$17,164	$22,212,157		22,229,321
Issuance of common stock for services	-		-	-	-	29,052	29	8,685	-	8,714
Stock-based compensation expense	-		-	-	-		-	10,319,137		10,319,137
Fair value of warrant derivative liabilities issued in units offering								(4,333,163)		(4,333,163)
Reclassification of derivative liabilities to APIC upon Share Exchange								6,804,625		6,804,625
Conversion of Series A preferred stock, notes payable and accrued interest to common stock	(13,604,128)		$(13,604)	-	-	14,805,278	14,805	959,721		960,922
Issuance of common stock and Class A preferred stock in connection with share exchange	-		-	3,337,309	$3,337	3,337,310	3,337	1,993,326	-	2,000,000
Beneficial conversion feature	-		-	-	-	-	-	186,727		186,727
Net loss	-		-	-	-	-	-	-	(21,335,988)	(21,335,988)
Balance – June 30, 2014	-	$		3,337,309	$3,337	40,294,217	$40,294	$54,166,055	$(55,318,647)	$(1,108,961)

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2014	2013	2012

Cash flows from operating activities
Net loss	$(21,335,988)	$(19,871,908)	$(6,860,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,330	373	-
Common stock issued for services	8,714	3,766,918	1,330,849
Stock-based compensation	10,319,137	382,343	37,335
Amortization of debt discount	327,776	118,639	-
Amortization of deferred financing costs	78,724	69,546	-
Loss on change in fair value of derivative liabilities	7,954,970	12,877,675	3,688,353
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(89,983)	160,283	(182,708)
Accounts payable	565,779	(57,102)	32,299
Accrued expenses	4,287	315,704	369,927
Net cash used in operating activities	(2,164,254)	(2,237,529)	(1,583,975)

Cash flows from investing activities
Purchase of fixed assets	(3,673)	(8,871)	-
Net cash used in investing activities	(3,673)	(8,871)	-

Cash flows from financing activities
Proceeds from sale of Series A preferred stock and warrants	-	3,494,428	3,220,018
Proceeds from sale of common stock and warrants	22,229,321	-	-
Proceeds from sales of common and Class A Series A preferred stock, pursuant to Share Exchange	2,000,000	-	-
Payment of notes payable	(19,493)	-	(39,990)
Proceeds from subordinated promissory notes payable, net of financing costs	-	501,600	154,900
Net cash provided by financing activities	24,209,828	3,996,028	3,334,928

Net increase in cash	22,041,901	1,749,628	1,750,953
Cash at beginning of the period	3,522,450	1,772,822	21,869

Cash at end of the period	$25,564,351	$3,522,450	$1,772,822

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2014	2013	2012

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$1,103	$-	$-

Non-cash investing and financing transactions:

Conversion of Series A Preferred Stock and Subordinated Notes to common stock	$900,000	-	-
Conversion of accrued interest to common stock	$60,922	-	-
Note payable issued in connection with director and officer insurance policy	$77,850	-	-
Fair value of derivative reclassified to additional paid-in-capital in connection with Share Exchange	$6,804,625	-	-
Fair value of warrant derivatives issued with units offering	$4,333,163	-	-
Beneficial conversion feature	$186,727	-	-
Fair value of derivatives issued in connection with issuance of preferred stock	$-	$1,761,063	$984,465
Fair value of derivative warrants issued to lenders in connection with issuance of subordinated promissory notes	$-	$83,363	$26,325
Fair value of warrants issued in connection with deferred financing costs	$-	$41,681	$13,089
Fair value of derivative warrants issued for offering costs in connection with the issuance of Series A preferred stock	$-	$248,655	$79,615
Fair value of derivative issued to Wonpung for services	$-	-	$299,141
Exchange of loans and accrued interest for common stock from founder	$-	$-	$1,222,321
Exchange of subordinated notes and accrued interest for Series A preferred stock	$-	$-	$1,541,180
Cashless exercise of warrants for common stock	$-	$-	$54,143

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS

Relmada Therapeutics, Inc., formerly Camp Nine, Inc. (the “Company” or Relmada”), was formed as a Nevada corporation on May 31, 2012 and began as a manufacturer and retailer of surfboards and related accessories. The Company is a clinical stage biopharmaceutical company focused on drugs to treat pain. The Company has a portfolio of four products at different stages of development and an early stage pipeline of an additional three products. Relmada’s approach is expected to reduce overall clinical development risks and potentially deliver valuable products in areas of high unmet medical needs. The Company’s office is located in New York City.

On May 20, 2014, Relmada Therapeutics, Inc. (“RTI”) completed a Share Exchange with the Company, whereby the Company acquired 94.6% of the issued and outstanding capital stock of RTI from the stockholders in exchange (“Share Exchange”) for the issuance of 28,291,073 shares of common stock to the Company’s stockholders, which represented 80.9% of Relmada’s issued and outstanding common stock after the consummation of the Share Exchange. In addition, the outstanding options and warrants were exchanged for options and warrants to purchase shares of common stock of the Company at a ratio of 10 to 1. Prior to the Share Exchange, the Company had no other assets or liabilities. The principal shareholders of the Company contributed $2 million for 3,337,310 shares of the Company’s common stock and 3,337,309 shares of Class A convertible preferred shares.

As a result of the Share Exchange, the stockholders of the RTI became the principal stockholders of Relmada. In addition, in connection with the Share Exchange, the Company changed its name to Relmada Therapeutics, Inc. and increased its authorized common stock to 500,000,000 shares and its authorized preferred stock to 200,000,000 shares.

The Share Exchange was accounted for as a reverse merger rather than a business combination, wherein RTI is considered the acquirer for accounting and financial reporting purposes. The statement of operations reflects the activities of RTI from the date of its inception, May 24, 2004. As a result of the Share Exchange, the Company became the holding company and RTI became the subsidiary. The operating entity is that of RTI.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are the valuation of derivative liabilities, stock-based compensation expenses and income taxes and its associated valuation allowance.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's cash deposits are held at two high-credit-quality financial institutions. The Company's cash deposits at these institutions exceed federally insured limits.

Patents

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Fixed assets are comprised of computers and software. Depreciation is calculated using the straight-line method over the estimated useful life of the related assets, which is three years.

Derivatives

All derivatives are recorded at fair value on the balance sheet. The Company has determined fair values using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, derivative liabilities, accounts payable and subordinated promissory notes. Due to the short-term nature of cash, derivative liability, accounts payable and promissory notes the carrying amounts of these assets and liabilities approximate their fair value. Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company's principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange or dealer- or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 – 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments which include Series A preferred stock with down-round protection provisions and warrants with down-round protection provisions was calculated with the assistance of a third party valuation firm, see Note 4.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities – warrant instruments	$-	$-	$25,586,933	$25,586,933

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities – warrant instruments	$-	$-	$4,089,284	$4,089,284
Derivative liabilities – Series A preferred stock	-	-	16,014,141	16,014,141
Total derivative liabilities	$-	$-	$20,103,425	$20,103,425

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six Month Ended June 30,	Year Ended December 31,	Year Ended December 31,
	2014	2013	2012
Beginning balance	$(20,103,425)	$(5,090,988)	$-
Change in fair value of derivative liabilities included in net loss for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, respectively	(7,954,970)	(12,877,675)	(3,688,353)
Additions – warrant instruments	(4,333,163)	(373,699)	(119,029)
Transfer of warrant instruments to additional paid in capital	6,804,625	-	-
Additions – conversion feature of Series A preferred stock	-	(1,761,063)	(1,283,606)
Ending balance	$(25,586,933)	$(20,103,425)	$(5,090,988)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At June 30, 2014 and December 31, 2013, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2014 and December 31, 2013. The open tax years, subject to potential examination by the applicable taxing authority, for the Company were from 2010 through 2014.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development, stock-based compensation, and consultants. The Company expenses all research and development costs in the period incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense is subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. The Company reviews its agreements and the future performance obligation with respect to the unvested options or warrants for its vendors or consultants. When appropriate, the Company will expense the unvested options or warrants at the time when management deems the service obligation for future services has ceased.

Net Loss per Common Share

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of Class A convertible preferred stock, Series A Preferred Stock, warrants for the purchase of common stock and options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Month Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Class A convertible preferred stock	3,337,309	-	-
Series A preferred stock	-	136,041,275	8,503,503
Common stock warrants	43,144,557	89,265,160	4,.865,235
Common stock options	3,365,171	18,654,097	677,962
Total	49,847,037	243,960,532	14,046,700

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard during the six months ending June 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – NOTES PAYABLE

Subordinated 8% promissory notes payable consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Subordinated 8% promissory notes due December 2013	$-	$216,000
Subordinated 8% promissory notes due September 2014	-	684,000
Total notes payable	-	900,000
Less: debt discount	-	(141,049)
Total notes payable, less debt discount	$-	$758,951

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

December 2012 Subordinated Promissory Notes Payable

In December 2012, the Company issued $216,000 of subordinated 8% promissory notes payable for cash proceeds of $180,000 which were due on December 6, 2013. In addition, the note holders received seven-year warrants to purchase 67,500 shares of common stock with an exercise price of $0.80 per share. The Company recorded the fair value of the warrants as a debt discount on the notes payable which resulted in a debt discount of $26,325. The difference between the face value and the cash proceeds of $36,000 was also treated as debt discount and was amortized to interest expense over the one year maturity of the notes. The Company also paid debt issuance costs of $25,100 to the placement agent that were recorded as deferred financing costs and amortized over the one year maturity of the notes. The effective interest rate was 36.9%. The Company also issued 33,750 warrants to purchase common stock at $0.80 per share to the placement agent which the Company recorded as a discount on the notes at the fair value of $13,089. All of the debt discount of $62,325 and deferred financing costs of $38,189 were fully amortized and recorded as interest expense during 2013 for these notes. These notes and accrued interest of approximately $960,900 were converted to 1,201,153 common stock upon the Share Exchange on May 20, 2014.

The notes and accrued interest were automatically converted into common stock at $0.80 per share upon the Share Exchange on May 20, 2014. The warrants contained an anti-dilution provision if the Company raises equity in the future at a price lower than $0.80 per share, the warrants to purchase common stock and the notes payable conversion price will be adjusted for the anti-dilutive effects of such future issuance. As a result, the warrants issued with the debt are accounted for as derivative liabilities and recorded at fair value at each period end. The anti-dilution feature was eliminated upon the Share Exchange. The Company recorded the fair market value of the derivative financial instrument at the date of the Share Exchange on May 20, 2014.

September 2013 Subordinated Promissory Notes Payable

In September 2013, the Company issued $684,000 of subordinated 8% promissory notes payable for cash proceeds of $570,000 which are due in September 2014. In addition, the note holders received seven-year warrants to purchase 213,750 shares of common stock with an exercise price of $0.80 per share. The Company recorded the fair value of the warrants as a debt discount on the notes payable which resulted in a debt discount of $83,363. The difference between the face value and the cash proceeds of $114,000 was also treated as debt discount and is amortized to interest expense over the one year maturity of the notes. The Company also paid debt issuance costs of $68,400 to the placement agent that were recorded as deferred financing costs and are amortized over its one year maturity of the notes. The effective interest rate was 36.9%. The Company also issued 106,875 warrants to purchase common stock at $0.80 per share to the placement agent which the Company recorded as a discount on the notes at the fair value of $41,681. The Company has amortized debt discount for deferred financing costs of $219,773 and $31,357 to interest expense for these notes during the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively.

The Company determined that there was a beneficial conversion feature on the September 2013 notes payable at the issuance date of approximately $186,800 which represented the difference between the effective conversion price of $0.60 per share and the fair value of the common stock as of the commitment date of $0.80 per share. The beneficial conversion feature was recorded as interest expense upon the Share Exchange.

The notes and accrued interest of approximately $960,900 were automatically converted into 1,201,153 shares of common stock at $0.80 per share upon the Share Exchange on May 20, 2014. The warrants contained an anti-dilution feature if the Company raises equity in the future at a price lower than $0.80 per share, the warrants to purchase common stock and the notes payable conversion price will be adjusted for the anti-dilutive effects of such future issuance. As a result, the warrants issued with the debt are accounted for as derivative liabilities and recorded at fair value at balance sheet date. The anti-dilution feature was terminated upon the Share Exchange. The Company recorded the fair market value of the derivative financial instrument at the date of the Share Exchange on May 20, 2014.

In May 6, 2014, the Company entered into a finance agreement for $77,850 for its director and officer liability insurance policy. The Company paid its initial down payment of approximately $6,800 and has eleven monthly installments of approximately $6,60. The interest rate is 3.436% per annum. At June 30, 2014, the Company owed $58,357 in connection with this note payable.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

NOTE 4 – DERIVATIVE LIABILITIES

ASC Topic No. 815 – Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the Series A preferred stock, and certain detachable warrants issued in connection with the subordinated promissory notes payable and equity offerings in 2012 and 2013, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The Company obtained valuations prepared by Vantage Point Advisors, Inc. for purposes of determining the fair value of the derivatives and stock compensation expense. In determining the fair value of the derivatives, the Company used the Monte Carlo Simulations using Geometric Brownian method for the initial valuation and then the Black-Scholes option pricing model was used for the valuation at June 30, 2014.

The following is a summary of the assumptions used in the valuation model as of the initial valuations of the derivative warrant instruments issued during the six months ended June 30, 2014:

	Initial	At
	valuation	June 30
	2014	2014
Common stock issuable upon exercise of warrants	30,036,648	30,036,648
Market value of common stock on measurement date (1)	$1.17	$2.00
Exercise price	$1.50 and 2.25	$1.50 and 2.25
Risk free interest rate (2)	1.7%	1.6%
Expected life in years	0.3 and 5	0.3 and 4.9
Expected volatility (3)	71 and 73%	71 and 73%
Expected dividend yields (4)	None	None

(1)	The market value is the calculated fair value of the common stock pursuant to the valuation technique as described above.
(2)	The risk-free interest rate was determined by management using the 1 and 5 - year Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

The following is a summary of the assumptions used in the valuation model as of the initial valuations of the derivative warrant instruments and convertible Series A preferred stock issued during the years ended December 31, 2013 and December 31, 2012, respectively, and as of December 31, 2013, and December 31, 2012, respectively:

	Initial	Initial	At	At
	valuations	valuations	December 31,	December 31,
	2013	2012	2013	2012
Common stock issuable upon exercise of warrants	22,333,593	19,385,157	41,718,750	19,385,157
Common stock issuable upon conversion of Series A preferred stock	51,006,250	85,035,025	136,041,275	85,035,025
Market value of common stock on measurement date (1)	$0.80	$0.30	$1.50	$0.80
Exercise price	$0.80	$0.80	$0.80	$0.80
Risk free interest rate (2)	0.19%	0.20%	0.38%	0.19%
Expected life in years	1.4	1.6	2.0	1.4
Expected volatility (3)	68%	72%	68%	73%
Expected dividend yields (4)	None	None	None	None

(1)	The market value is the calculated fair value of the common stock pursuant to the valuation technique as described above.
(2)	The risk-free interest rate was determined by management using the 1, 2 or 3 - year Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.

Change in fair value of derivative liabilities during the six months ended June 30, 2014 was as follows:

	Balance at December 31,	Initial valuation of derivative liabilities upon issuance of new warrants during the	Increase (decrease) in fair value of derivative	Fair value of derivatives upon reclass to additional paid-in	Balance at June 30,
	2013	period	liabilities	capital	2014
Convertible preferred derivative liability issued in connection with Series A preferred stock offering	$11,762,115	$-	$(7,214,804)	$(4,547,311)	$-
Convertible preferred derivative liability issued to Wonpung for services	2,030,589	-	(1,370,262)	(660,327)	-
Convertible preferred derivative liability issued to lenders in connection with exchange of debt for Series A preferred stock	2,219,854	-	(1,262,858)	(956,996)	-
Warrants issued in connection with Series A preferred stock offering	2,424,167	-	(1,945,669)	(478,498)	-
Warrants issued as offering costs to placement agent	1,217,083	-	(1,109,421)	(107,662)	-
Warrants issued to lenders in connection with subordinated promissory notes offering	313,258	-	(259,427)	(53,831)	-
Warrants issued to placement agent in connection with subordinated promissory notes offering	136,359	-	(136,359)	-	-
Series A warrants issued in May and June 2014 offering	-	842,370	9,198,452	-	10,040,822
Series B warrants issued in connection with May and June 2014 offering	-	2,494,655	7,400,275	-	9,894,930
Placement Agent warrants issued in connection with May and June 2014 offering	-	996,138	4,655,043	-	5,651,181
Total	$20,103,425	$4,333,163	$7,954,970	$(6,804,625)	$25,586,933

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

Change in fair value of derivative liability during the year ended December 31, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon
	Balance at	issuance of new derivatives	Increase in fair value of	Balance at
	December 31,	during	derivative	December 31,
	2012	the period	liabilities	2013

Convertible preferred derivative liability issued in connection with Series A preferred stock offering	$2,492,166	$1,647,910	$7,622,039	$11,762,115
Convertible preferred derivative liability issued to Wonpung for services	880,214	-	1,150,375	2,030,589
Convertible preferred derivative liability issued to lenders in connection with exchange of debt for Series A preferred stock	958,861	-	1,260,993	2,219,854
Warrants issued in connection with Series A preferred stock offering	475,000	113,153	1,836,014	2,424,167
Warrants issued as offering costs to placement agent	242,500	248,655	725,928	1,217,083
Warrants issued to lenders in connection with subordinated promissory notes offering	29,158	83,363	200,737	313,258
Warrants issued to placement agent in connection with subordinated promissory notes offering	13,089	41,681	81,589	136,359
Total	$5,090,988	$2,134,762	$12,877,675	$20,103,425

Change in fair value of derivative liability during the year ended December 31, 2012 was as follows:

		Initial valuation
		of derivative
		liabilities upon
	Balance at	liabilities upon issuance of new derivatives	Increase in fair value of	Balance at
	December 31,	during	derivative	December 31,
	2011	the period	liabilities	2012
Convertible preferred derivative liability issued in connection with Series A preferred stock offering	$-	$872,688	$1,619,478	$2,492,166
Convertible preferred derivative liability issued to Wonpung for services		299,141	581,073	880,214
Convertible preferred derivative liability issued to lenders in connection with exchange of debt for Series A preferred stock		-	958,861	958,861
Warrants issued in connection with Series A preferred stock offering	-	111,777	363,223	475,000
Warrants issued as offering costs to placement agent		79,615	162,885	242,500
Warrants issued to lenders in connection with subordinated promissory notes offering	-	26,325	2,833	29,158
Warrants issued to placement agent in connection with subordinated promissory notes offering	-	13,089	-	13,089
	$-	$1,402,635	$3,688,353	$5,090,988

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock (“Class A Stock”)

On May 20, 2014, Relmada, Therapeutics, Inc. (“RTI”) completed a Share Exchange with the Company, whereby the Company acquired 94.6% of the issued and outstanding capital stock of RTI from the stockholders in exchange (“Share Exchange”) for the issuance of 28,291,073 shares of common stock to the Company’s stockholders, which represented 80.9% of Relmada’s issued and outstanding common stock after the consummation of the Share Exchange. In addition, the outstanding options and warrants were exchanged for options and warrants to purchase shares of common stock of the Company at a ratio of 10 to 1. Prior to the Share Exchange, the Company had no other assets or liabilities. The principal shareholders of the Company contributed $2 million for 3,337,310 shares of the Company’s common stock and 3,337,309 shares of Class A preferred convertible shares.

The Class A Stock shall has dividend rights to two times the amount of any dividend granted by the Board of Directors of the Company to the holders of common stock. In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of Class A Stock shall be entitled to participate in any distribution out of the assets of the Corporation on an equal basis per share with the holders of the Company’s common stock. The holders of Class A Stock shall have no right to vote on any matter submitted to a vote of the holders of the Company’s common stock, including the election of directors.

The Class A Stock is automatically converted on a monthly basis into common stock on a one for one basis by action of the Corporation, in the event the total of all shares of common stock and Class A Stock held by the shareholder do not exceed 9.9% of the issued and outstanding shares of common stock of the company. In no event, can Class A Stock be converted into common stock of the Corporation if such conversion would cause the holder to own, beneficially or otherwise, more than 9.9% of the Company’s stock.

Series A Preferred Stock

Each share of Series A preferred stock automatically converted into common stock on a one for one basis upon the Share Exchange. There were 1,360,413 shares that were converted to common stock. In addition, the conversion price was subject to adjustment upon a future down round if any future stock offerings are issued below $0.80 per share. This anti-dilution feature for the Series A preferred stock and for the warrants, made these instruments a derivative liability. The anti-dilution feature was terminated upon the Share Exchange. The dividend rate was seven percent (7%) per annum on the amount paid for each Unit of the Series A preferred stock on an “as declared” basis. The Board of Directors has not declared any dividends on these shares. Each Series A preferred share had a liquidation value equal to the subscription price of each Series A preferred share plus any accrued and unpaid dividends. The liquidation preference of the Series A preferred stock at December 31, 2013 was approximately $10,883,300.

In April 2012, the Company exchanged an aggregate of 1,879,128 shares of Series A preferred stock to convert the outstanding notes from the years 2004 and 2005 totaling $975,000 from lenders and accrued interest of approximately $566,180. In addition, the Company provided the lenders with 619,377 warrants to purchase common stock at $0.80 per share, and also allowed the lenders to exercise the warrants on a cashless basis for 541,430 shares of common stock. During 2012, the lenders exercised the warrants on a cashless basis resulting in the issuance of 541,430 shares of common stock. The Company determined that the fair value of the debt and accrued interest was more reliably determined than the fair value of the Series A preferred stock and warrants provided to the lenders and, accordingly, recorded no gain or loss on the exchange.

In April 2012, the Company issued 1,725,000 Series A preferred stock to Wonpung in exchange for services. The Company recorded compensation expense of approximately $1,305,200 based on the fair value of the Series A preferred stock at the issuance date, and recorded as additional paid-in capital for approximately $1,006,100 and a derivative liability for approximately $299,100. The Company recorded the fair value of the shares issued as stock-based compensation expense of $1,305,200, which was recorded as equity for approximately $1,006,100 and derivative liability for approximately $299,100. The fair value of the shares was determined via a third party valuation, see Note 4. In addition, because the shares contained certain anti-dilution protection, the conversion feature of the preferred stock was accounted for as a derivative liability.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

During 2012, in a series of closings, the Company issued investors 4,899,375 shares of Series A preferred stock and 1,224,844 warrants to purchase shares of common stock with an exercise price of $0.80 per share for gross proceeds of approximately $3,919,500 ($3,220,018 net of offering costs). In addition, the Company issued the placement agent 612,422 warrants to purchase common stock with an exercise price of $0.80 per share. Both the warrants and the Series A preferred stock contain anti-dilution features deemed to be derivatives. The anti-dilution provision was eliminated upon the Share Exchange.

The table below reflects the gross proceeds received in connection with the 2012 offerings allocated to components of stockholders’ equity and to derivative liabilities based upon fair value:

Par value of Series A preferred stock issued	$4,898
Additional paid-in-capital	2,151,040
Derivative warrant liabilities	111,777
Derivative preferred stock conversion feature	872,688
Derivative Warrants issued to placement agent as offering costs	79,615
Net proceeds	3,220,018
Offering costs paid in cash	699,482
Gross proceeds	$3,919,500

During 2013, in a series of closings, the Company issued investors 5,100,625 shares of Series A preferred stock and 1,275,156 warrants to purchase shares of common stock for proceeds of approximately $4,080,500 ($3,494,428 net of offering costs). The Company also issued the investors 1,275,156 warrants to purchase common stock with an exercise price of $0.80 per share. In addition, the Company issued the placement agent 637,578 warrants to purchase common stock with an exercise price of $0.80 per share. Both the warrants and the Series A preferred stock contain an anti-dilution features deemed to be derivatives, see Note 4.

The table below reflects the gross proceeds received in connection with the 2013 offerings allocated to components of stockholders’ equity and to derivative liabilities based upon fair value:

Par value of Series A preferred stock issued	$5,100
Additional paid-in-capital	1,479,610
Derivative warrant liabilities	113,153
Derivative preferred stock conversion feature	1,647,910
Derivative Warrants issued to placement agent as offering costs	248,655
Net proceeds	3,494,428
Offering costs paid in cash	586,072
Gross proceeds	$4,080,500

Common Stock

Common stock issued in connection with settlement agreements

In April 2012, the Company issued 255,750 shares of common stock and warrants to purchase 868,213 shares of common stock with an exercise price of $0.80 per share that expire in April 2019 to exchange the outstanding liabilities owed to the founder of approximately $869,300. In addition, the founder forgave excess liabilities of approximately $353,246 and the Company recorded this as a contribution of additional paid-in-capital. On January 29, 2014, the Company cancelled the aforementioned warrants to the founder for failure to perform his fiduciary duties to the Company, see Note 8.

Common stock issued for services

During 2012, an executive was granted 153,802 shares of common stock. The grant date fair value of the common stock was $0.30 per share (based on a third party valuation), or approximately $46,100 in total. The vesting schedule provided that approximately 68,350 shares vested on July 10, 2012, 56,390 shares vested on July 10, 2013 and 29,052 shares vested on January 10, 2014. As a result, the Company recorded stock-based compensation expense of approximately $8,700, $16,900 and $20,500 for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, respectively, in connection with this agreement.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

Common stock issued for cash

On May 12, May 15 and June 10, 2014, the Company completed on a private placement for the sale of units for gross proceeds of $25,745,699. The units consist of 17,163,799 shares of the Company’s common stock, Series A warrants to purchase 17,163,799 shares of common stock at an exercise price of $1.50 per share and Series B warrants to purchase 8,581,894 shares of common stock, at a exercise price of $2.25 per share. The Series A Warrants are exercisable immediately through October 10, 2014 and the Series B Warrants are exercisable immediately up to a period of five years from the date of issuance. The Company may call the Series B warrant for redemption upon written notice to all investors of the May and June 2014 units  (“investors”) at any time if the closing price of the common stock exceeds $3.75 per share for twenty (20) consecutive trading days provided that there an effective registration statement. In sixty days (60) business days following the date the redemption notice “Exercise Period” that is sent to the investors, each may choose to exercise their Series B warrant or a portion of their Series B warrant, by paying the exercise price of $2.25 per share.  Any warrants not exercised on the last day of the Exercise Period, will be redeemed by the Company at $0.001 per share.  The Placement Agent shall receive a warrant solicitation fee equal to five (5) % of the aggregate exercise price paid by the Series B holders upon such exercise, following a call for redemption by the Company.  The Company shall direct the Series B holder to make such solicitation fee payment directly to the Placement Agent and the Series B warrant holder shall comply with such direction. The Company issued warrants to purchase 4,290,950 shares of common stock at $1.50 to its Placement Agent (“Agent Warrants”). The Agent Warrants are immediately exercisable and expire five years from the date of issuance. The Company paid approximately $3,516,000 including expenses to the Placement Agent and the net proceeds were approximately $22,229,300. All the warrants in this transaction have an anti-dilution provision and shall terminate upon an up-listing of the Company to a national securities exchange such as NYSE or NASDAQ. A registration rights agreement was entered into in connection with the private placement that required the Company to file a registration statement for the resale of shares of common stock and common stock issuable upon the exercise of the Series A and Series B warrants. The Company was required to use commercially reasonable efforts to have the registration statement declared effective within 45 days from the filing date. If the SEC reviews the registration statement, the Company has 180 days to have the registration statement declared effective. If the registration statement is not filed on time or declared effective within the pre-requisite time frame, the penalty is one percent (1%) up to the purchase price with a maximum penalty of six percent (6%).

The table below reflects the gross proceeds received in connection with the May and June 2014 offerings allocated to components of stockholders’ equity and to derivative liabilities based upon fair value:

Par value of common stock issued	$17,164
Additional paid-in-capital	17,878,994
Derivative warrant liabilities	3,337,025
Derivative warrants issued to placement agent as offering costs	996,138
Net proceeds	22,222,321
Offering costs paid in cash	3,516,378
Gross proceeds	$25,745,699

Common stock issued in connection with exercise of warrants

In April 2012, two lenders exercised their 618,766 warrants on a cashless basis and received 541,293 shares of common stock of the Company.

Common stock issued for acquisition of Medeor

In April 2012, the Company issued 17,089 shares of common stock to Medeor Inc. (“Medeor”) in connection with the acquisition of a license agreement. Management determined the fair value of the common stock to be $0.30 per share based on a third party valuation, and recorded stock-based compensation expense to research and development of approximately $5,100. At December 31, 2013, the Company issued 25,000,000 shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a pending research and development project. The transaction was valued at its fair value of $3,750,000 and was expensed to research and development expense. The fair value of the shares was determined via a third party valuation.

Options and warrants

The Company has established the 2012 Stock Option Plan (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. The Plan allowed for 2,409,436 options to be granted in July 2012. On March 10, 2014, the Board of Directors increased the shares under the Plan to 4,000,000. The shareholders approved to increase the shares available under the plan to 8,058,844. At June 30, 2014, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2014, 4,693,673 shares were available for future grants under the Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The current price of common stock was determined from a third party valuation, see Note 4. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based upon its peer group. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. The Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

Stock-based compensation – options

The Company granted an officer options to purchase 677,962 and 665,750 shares of its common stock in July 2012 and September 2013, respectively. Each of the options granted have a ten-year term and at an $0.80 exercise price. 25% of each of the options vest immediately and the remaining 75% of the options vest in equal quarterly increments over a four-year period. The fair value of the options as of the grant dates was $103,700 and $359,100, respectively.

During November 2013, the Company granted a consultant options to purchase 187,500 shares of common stock. The options have a 10 year term and an $0.80 exercise price. 25% of the options vest on the one year anniversary of the grant date and the remaining options vest in equal quarterly increments over the following 3 years. The fair value of the options on the grant date was $114,800.

During December 2013 and January 2014, the Company granted an officer options to purchase 334,199 and 1,003,774 shares of common stock, respectively. The options have a 10 year term and an exercise price of $0.80 and $1.50 per share, respectively. 25% of the options vest on the one anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The fair value of the options on the grant date during December 2013 and January 2014 was $181,400 and $937,600, respectively.

During February 2014, the Company granted to three of its board of directors, an aggregate of options to purchase 145,986 shares of common stock, respectively. Each option has a 10 year term and an exercise price of $1.50 per share, respectively. 25% of the options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The fair value of the options on the grant date was approximately $136,200.

During May 2014, the Company granted to its various employees, options to purchase 350,000 shares of common stock, respectively. Each option has a 10 year term and an exercise price of $1.50 per share, respectively. 25% of the options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The fair value of the options on the grant date was $250,200.

In May 2014, the Board of Directors granted options to three officers options based upon a percentage of the fully diluted shares that exist after the exercise or forfeiture of the Series A warrants in October 2014. The Company will record stock-based compensation expense at fair value when the options are issued. The option price has been established at fair market value.

A summary of the changes in options outstanding during the six months ended June 30, 2014 and years ended December 31, 2013 and 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	-	-	$-
Granted	677,962	$0.80	-	$-
Outstanding and expected to vest at December 31, 2012	677,962	$0.80	9.5	$-
Granted	1,187,449	$0.80	-	$-
Outstanding and expected to vest at December 31, 2013	1,865,411	$0.80	8.8	$1,305,000
Granted	1,499,760	$1.50	9.7	$3,000,000
Outstanding and expected to vest at June 30, 2014	3,365,171	$1.11	8.9	$5,238,000
Options exercisable at June 30, 2014	652,005	$0.80	9.0	$782,400

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

For the six months ended June 30, 2014 and for years ending December 31, 2013 and 2012, the Company recorded approximately $115,500, $4,800 and $0, respectively, of stock-based compensation expense to research and development expense. For the six months ended and for years ending December 31, 2013 and 2012, the Company recorded approximately $77,700, $129,600 and $35,100, respectively, of stock based compensation expense to general and administrative expense. At June 30, 2014, and December 31, 2013 and 2012, the Company has unrecognized stock based compensation expense of approximately $1,760,900, $589,500 and $0 related to stock options, respectively.

The weighted average fair value of options granted during the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012 was approximately $0.72, $0.58 per share and $0.15 per share respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Month Ended	For the Years Ended December 31,
	June 30, 2014	2013	2012

Current price of common stock	$2.00	$0.80	$0.30
Risk free interest rate	1.5% to 1.6%	1.4%	0.6%
Dividend yield	0%	0%	0%
Volatility	76% to 77%	73% to 80%	82%
Expected term (in years)	6.25	5.75 to 10	5.75

Stock-based compensation – warrants

In connection with the Series A preferred stock offerings, during 2013 and 2012, the Company issued the investors 1,275,156 and 1,224,845 warrants, respectively, to purchase common stock of the Company, exercisable at $0.80 per share. During 2013 and 2012, the Company also issued the Placement Agent 637,578 and 612,422 warrants, respectively to purchase common stock exercisable at $0.80 per share. The warrants have a seven-year term. These warrants contain anti-dilution features with down-round protection, thus the Company accounts for these warrants as derivative liabilities.

In connection with the debt offerings in 2013 and 2012, the Company issued debt holders 213,750 and 67,500 warrants, respectively, to purchase common stock of the Company, exercisable at $0.80 per share. During 2013 and 2012, the Company also issued the placement agent 106,875 and 33,750 warrants, respectively to purchase common stock exercisable at $0.80 per share. The warrants have a seven-year term. These warrants contain anti-dilution features with down-round protection, thus the Company accounts for these warrants as derivative liabilities. The anti-dilution feature was been eliminated upon the Share Exchange.

During 2012, warrant holders exercised 619,377 warrants to purchase common stock in a cashless exercise which resulted in the issuance of 541,430 shares of common stock.

During 2012, the Company issued its founder 868,213 warrants to purchase common stock in connection with a transaction that exchanged debt for stock. These warrants were cancelled by the Company in January 2014, see Note 8.

In 2013, the Company purchased Medeor Inc. and in connection with the purchase the Company issued the Placement Agent 200,000 warrants to purchase common stock of the Company. The warrants have a seven-year term and were fully vested upon issuance and have an exercise price of $1.10 per share. The Company recorded stock-based compensation of $237,400 in connection with the issuance of these warrants.

In conjunction with a strategic advisor agreement, during 2013 and 2012, the Company issued warrants to purchase 1,606,422 and 2,012,255 shares of common stock, respectively, at an exercise price of $0.001 per share that expires in seven years. The warrants have performance based requirements for vesting and will become fully vest upon completion of a public transaction. The Company has not recorded any stock based compensation expense prior to the Share Exchange since the performance requirements were not met. These warrants were considered to have not been issued they are treated outstanding for all periods presented. During the six months ended June 30, 2014, the performance achievement was met. The Company recorded the fair value of stock based compensation expense of approximately $10,119,000 based upon the Black-Scholes option pricing model for the 8,655,783 vested options.

During the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, the Company issued to consultants 12,500, 21,500 and 40,000 warrants, respectively, to purchase shares of common stock of the Company. The exercise price of the warrants issued during the years ended December 31, 2013 and 2012 were all at $0.80 per share. The grant date fair value of the warrants issued for the six months ended June 30, 2014 and for the years ended December, 31, 2013 and 2012 was approximately $14,300, $10,800 and $5,600, respectively, and the fair value was amortized over the term of the agreements.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

A summary of the changes in outstanding warrants during the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	6,251	$1.00
Granted	5,478,360	$0.50
Exercised	(619,377)	$0.80
Outstanding at December 31, 2012	4,865,234
Granted	4,061,283	$0.54
Outstanding at December 31, 2013	8,926,517	$0.54
Granted	35,086,253	$1.58
Forfeited (1)	(868,213)	$0.80
Outstanding and vested at June 30, 2014	43,144,557	$1.25

For the six months ended June 30, 2014 and for the years ending December 31, 2013 and 2012, the Company recorded approximately $0, $1,800 and $2,200, respectively, of stock-based compensation expense related to warrants to research and development expense. For the six months ended June 30, 2014 and for the years ending December 31, 2013 and 2012, the Company recorded to general and administrative expense approximately $12,124,500, $246,100 and $0 of stock-based compensation expense related to warrants for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, respectively. At June 30, 2014 and December 31, 2013 and 2012, the Company has unrecognized stock based compensation expense of approximately $6,500, $3,600 and $3,400, respectively related to outstanding warrants.

(1)	The warrants issued to Mr. Babul were cancelled on January 29, 2014, see Note 8.

The weighted average fair value of warrants granted during the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012 was $1.40, $0.80 and $0.14 per share, respectively, on the date of grant, using the Black-Scholes option pricing model using the following assumptions:

	Six Month Ended, June 30,	Year Ended December 31,
	2014	2013	2012
Current price of common stock	$2.00	$0.80 - $1.50	$0.30
Risk-free interest rate	0.7% to 2.0%	0.9% to 1.8%	0.6% to .7%
Dividend yield	0%	0%	0%
Expected volatility	75% to 76%	73% to 83%	82% to 83%
Expected term (in years)	4 and 7	4-7	5

NOTE 6 – RELATED PARTY TRANSACTIONS

Placement Agent

On December 6, 2011, the Company entered into an engagement agreement with its placement agent (“Placement Agent”) for the Series A Preferred Stock and Notes Offering (collectively the “Financings”), of which Mr. Seth, a director of the Company, is also the Head of Healthcare Investment Banking. The agreement was amended on April 12, 2012 and again on February 25, 2013. Pursuant to the agreement, the placement agent was engaged on an exclusive basis for the Series A Preferred Stock and Notes Offering and as a financial advisor for assisting the Company with the restructuring of its capitalization and negotiating the conversion of its outstanding debt obligations to enable a successful financing (the "Notes Conversion"). In consideration for its services, the placement agent received: (a) re-activation fee of $15,000, (b) a cash fee equal to 7% of the Notes Conversion and 10% of the gross proceeds raised in the Financings, and (c) non-accountable expense reimbursement equal to 2% of the gross proceeds raised. The placement agent or its designees also received warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the shares of common stock and warrants issued or issuable as part of the units sold in the Series A Preferred Stock Offering and Notes Offerings. The agreement also provides that: (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than a Share Exchange in a going public transaction) with any party introduced to it by the placement agent, the placement agent would receive a success fee equal to 8% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the services described above, the Company requires a financing or advisory transaction the placement agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the February 25, 2013 engagement agreement. For a period ending one year after the expiration of all lock-up agreements entered into in connection with the Share Exchange, any change in the size of the Company board of directors must be approved by the placement agent. See Note 3 and 4 on the warrants issued with respect to the Series A Preferred Stock and subordinated promissory notes.

Due to the Share Exchange, the anti-dilution feature for the warrants that were issued for the Series A Preferred Stock and Notes Offering were terminated, see Note 4. There were Series A warrants, Series B warrants and Placement Agent warrants, see Note 5, common stock. These warrants contain an anti-dilution feature and shall terminate upon an up-listing to a national stock exchange, see Note 4.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

On October 24, 2013, the Company entered into an engagement agreement which was amended December 19, 2013 with its Placement Agent to advise on the acquisition of Medeor Inc. In consideration for its services, the Placement Agent was eligible to receive: (a) a cash success fee equal to 8% of the value of the transaction plus a 2% non-reimbursable expense fee which was subsequently modified to a maximum of $150,000 plus, (b) $50,000 for a Fairness Opinion fee deductible against the success fee, and (c) a $50,000 activation fee. The agreement also provides that: (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the Placement Agent, the placement agent would receive a fee equal to 8% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the Placement Agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the engagement agreement.

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with the Placement Agent for the May 2014 offering The Company agreed to pay Placement Agent: (a) a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent; and (b) (2%) of the gross proceeds of the Offering received from investors at a Closing and an activation fee of $25,000. The Placement Agent or its designees also received five-year warrants to purchase 4,290,950 shares of Relmada’s common stock at a price of $1.50 per share. The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants. If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants. The Company shall pay the Placement Agent a non-refundable financial advisory fee to be paid monthly, at the rate of $25,000 per month for a period of six months commencing after the May offerings.

The Placement Agent also received cash proceeds from the Company of approximately $3,089,500, $554,700 and $470,300, for the six months ended June 30, 2014 and for the year ended December 31, 2013 and 2012, respectively, from the equity offerings in May and June 2014 and from the Series A preferred stock offerings. The Placement Agent received cash proceeds from the Company of $68,400 and $25,100, respectively, for the subordinated promissory notes issued during 2013 and 2012. The Placement Agent also received a strategic advisory fee of approximately $272,000 for restructuring the Company in 2012.

The Placement Agent received the following warrants during the year ended December 31, 2012:

	Number of warrants	Exercise price per share	Expiration

Series A preferred offering	612,422	$0.80	2019
Subordinated promissory note offering	33,750	$0.80	2019
	646,172

The Placement Agent received the following warrants during the year ended December 31, 2013:

	Number of warrants	Exercise price per share	Expiration

Series A preferred offering	637,578	$0.80	2020
Subordinated promissory note offering	106,875	$0.80	2020
Acquisition of Medeor	200,000	$1.10	2020
	944,453

The Placement Agent received the following warrants during the six months ended June 30, 2014:

	Number of warrants	Exercise price per share	Expiration

May and June 2014 offering	4,290,950	$1.50	2019

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

Advisory Firm

On December 6, 2011, the Company entered into an advisory agreement with Jamess Capital Group, LLC (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Seth, a Director of the Company (“Advisory Firm”) to provide non-investment banking related advisory services. The Advisory Firm is due a monthly fee of $12,500 and the agreement is terminable by either party with three months written notice and is to be issued fully vested warrants to purchase common stock equal to 12% of the outstanding capital stock of the Company as of the Share Exchange (exercisable at an exercise price of $0.001 per share), see Note 5. The Advisory Firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month.

Acquisition of Medeor

In April 2012, the Company (sublicensee) entered into a license agreement with Medeor (licensee) and issued 17,089 shares of stock for the license agreement. The Chief Executive Officer was a shareholder of Medeor. At December 31, 2013, the Company issued 2,500,000 shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a research and development project. The parties also amended the license agreement on December 31, 2013. The transaction was valued at its fair value of $3,750,000 and was expensed to research and development expense. The fair value of the shares was determined via a third party valuation. The Company will make royalty and a milestone payments as defined in the amended license agreement. The Company (A) will make royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million and up to $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively.

NOTE 7 – INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has provided a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss	$3,556,600	$2,765,600
Stock based compensation	4,248,700	-
Research and development tax credits	197,700	436,300
Accruals	22,900	44,700
Other	2,900	46,000
Valuation allowance	(8,028,800)	(3,292,600)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax at June 30, 2014 and December 31, 2013. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

At June 30, 2014, the Company had federal and state net operating loss carryforwards of approximately $8,762,000, which begin expiring in 2025. The Company also had federal research and development tax credit carryforwards of approximately $197,700 which will begin to expire in 2025. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Six Month Ended June 30,	Year Ended December,
	2014	2013	2012

Statutory federal income tax rate	34%	34%	34%
State (net of federal benefit)	6.6%	6.6%	6.6%
Non-deductible expenses	(13.1)%	(29.7)%	(18.8)%
Other	(2.3)%	-	-
Change in valuation allowance	(25.2)%	(10.9)%	(21.8)%
Effective income tax rate	0%	0%	0%

The Company has no uncertain tax positions at June 30, 2014 and December 31, 2013 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement.

The Company received an upfront license fee of $1,500,000 and will earn royalties of up to 12% of net sales for up to two licensed products it is currently developing. The licensing terms for the ROFR products are subject to future negotiations and binding arbitration. The terms of each licensing agreement will expire on the earlier of any time from 15 years to 20 years after licensing or on the date of commercial availability of a generic product to such licensed product in the licensed territory. The Company’s current focus is on developing and marketing its products in the United States and not Asia. It will be several years before the Company markets its products in Asia.

Third Party Licensor

Based upon the Medeor transaction, the Company assumed an obligation to pay a third party (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million and up to $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively, see Note 6.

Leases

The Company currently leases its corporate office space for its New York City on a month-to month basis. The Company has a non-cancelable operating lease expiring in 2017 for its Pennsylvania office location. Future minimum lease payments are as follows:

For the year ended June 30,:

Year	Amount
2015	$37,300
2016	38,000
2017	38,800
2018	9,700
Total	$127,800

The Company incurred rent expense of approximately $67,800 and $64,600 for years ended December 31, 2013 and 2012, respectively, and approximately $13,300 for the six months ended June 30, 2014.

Relmada Therapeutics, Inc.

(formerly Camp Nine, Inc.)

Notes to Consolidated Financial Statements

Legal

The Pennsylvania Litigation:  Relmada has sued its former President and Chief Scientific Officer, Najib Babul, in the United States District Court for the Eastern District of Pennsylvania.  Mr. Babul resigned from his executive positions in September 2012 and was later removed from Relmada’s board of directors.  The Complaint alleges that, during the course of an audit, Relmada discovered approximately $1.5 million in questionable expenses incurred by Mr. Babul during his management of the company from 2004 until his resignation in 2012 (the “Questionable Expenses”). Outside the lawsuit, Relmada has also cancelled warrants to purchase 868,213 common stock (the “Cancelled Warrants”) on the grounds, among others, that Babul could not and did not satisfy the conditions for holding or exercising the warrants after his voluntary resignation from the Company.  The Company also has not exchanged Mr. Babul’s equity in Relmada for Company common stock pursuant to the Share Exchange that closed on May 20, 2014.  Mr. Babul has answered the complaint, denying any liability, and has filed a counterclaim seeking specific performance and reinstatement of the Warrants, as well as compensatory damages and other relief.

The Delaware Litigation:  After the Pennsylvania Litigation was brought against him, Mr. Babul brought an action in the Court of Chancery Delaware (the state in which Relmada is incorporated), demanding that Relmada advance his litigation expenses in the Delaware and Pennsylvania Litigation pursuant to, among other things, a Delaware Statute that requires a corporation to advance the reasonable litigation expenses of a former officer or director who is a party to litigation by reason of that relationship, and the Court ordered Relmada to advance such expenses.  Depending upon the outcome of that litigation, Relmada may or may not be entitled to be reimbursed for the advanced expenses, but there can be no assurance that, even if Relmada prevails, Mr. Babul will be able to repay Relmada.

Other Potential Litigation:  In addition to the aforementioned disputes, Relmada has been informed that Mr. Babul is contemplating making additional claims in the Pennsylvania litigation or elsewhere, as is Relmada.

Management believes that Relmada has meritorious claims against Mr. Babul and for its defenses against Mr. Babul’s claims, but the outcome of any litigation is impossible to predict with certainty at such time.

NOTE 9 – SUBSEQUENT EVENTS

On July 18, 2014, the Company entered into an agreement with a consultant for investor communication and public relations for one year. The consultant shall receive an upfront cash fee of $250,000 and $250,000 quarterly cash installments commencing in September 2014. In addition, the Company shall issue 250,000 shares of the Company’s within fifteen (15) days of the agreement and the remaining 250,000 shares shall be issued in six monthly installments commencing in September 2014.

Exhibits

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description

2.1	Share Exchange Agreement, dated May 20, 2014, by and among Camp Nine, Inc., Relmada Therapeutics, Inc., and the stockholders of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

3.1	(i) Articles of Incorporation of Camp Nine, Inc. (incorporated by reference to Exhibit 3.1 of Camp Nine, Inc.’s Registration Statement on Form S-1 filed with the SEC on November 13, 2012).

(ii) Certificate of Designation dated May 13, 2014 (incorporated by reference to Exhibit 4.1 to Camp Nine, Inc.’s Report on Form 8-K filed with the SEC on May 19, 2014).

(iii) Nevada Certificate of Amendment to Articles of Incorporation of Camp Nine, Inc., effective May 30, 2014 (incorporated by reference to Exhibit 3.1 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

(iv) Nevada Certificate of Amendment to Articles of Incorporation of Camp Nine, Inc., effective July 8, 2014 (incorporated by reference to Exhibit 3.1 of Camp Nine’s Form 8-K filed with the SEC on July 14, 2014).

3.2	(i) Amended and Restated Certificate of Incorporation of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2(i) of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

(ii) Amendment effective April 19, 2013 to Certificate of Incorporation of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2(ii) of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

3.3	By-laws of Camp Nine, Inc. (incorporated by reference to Exhibit 3.3 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

3.4	By-laws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of A Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

57

4.5	(i) Option dated July 10, 2012 to Sergio Traversa to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.5(i) of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

(ii) Option dated September 30, 2013 to Sergio Traversa to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.5(ii) of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.6	Option dated December 2, 2013 to Douglas J. Beck to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.6 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.7	Option dated February 24, 2014 to Dr. Eliseo O. Salinas to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.7 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.8	Option dated November 25, 2013 to Dr. H. Danny Kao to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.8 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.9	Form of D&O Lock Up Letter Agreement (May 2014 financing) (incorporated by reference to Exhibit 4.9 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.10	Form of CEO Lock Up Letter Agreement (May 2014 financing) (incorporated by reference to Exhibit 4.10 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.11	Form of Lock Up Letter Agreement (Class A Preferred Convertible Stock) (incorporated by reference to Exhibit 4.11 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

4.12	Form of A Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.1 of Camp Nine’s Form 8-K filed with the SEC on June 16, 2014).

4.13	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Camp Nine’s Form 8-K filed with the SEC on June 16, 2014).

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.2	Non-Disclosure, Assignment of Inventions, Non-Solicitation and Non-Compete Agreement dated as of April 18, 2012 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.3	Employment Agreement dated April 15, 2013 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.4	Offer letter dated November 25, 2013 between Douglas J. Beck and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.5	Employment Agreement dated January 31, 2014 between Dr. Eliseo Salinas and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.6	Confidential Information and Invention Assignment Agreement dated January 31, 2014 between and Dr. Eliseo Salinas and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.7	Form of Unit Purchase Agreement dated May _, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.7 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.8	Form of 2014 Unit Investor Rights Agreement dated __________, 2014 by and among Relmada Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.8 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.9	Form of Subscription Agreement dated as of May 12, 2014 and May 15, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.9 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.10	Indemnification Agreement dated July 10, 2012 between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.10 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

58

10.11	2012 Relmada Therapeutics, Inc. Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.12	Unit Purchase Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.1 of Camp Nine’s Form 8-K filed with the SEC on June 16, 2014).

10.13	Subscription Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.2 of Camp Nine’s Form 8-K filed with the SEC on June 16, 2014).

10.14	Form of Investor Rights Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.3 of Camp Nine’s Form 8-K filed with the SEC on June 16, 2014).

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: September 9, 2014	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer and Director	September 9 2014
Sergio Traversa

/s/ Douglas Beck	Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2014
Douglas Beck

/s/ Shreeram Agharkar	Director	September 9, 2014
Shreeram Agharkar

/s/ Sandesh Seth	Director	September 9, 2014
Sandesh Seth
/s/ Nabil Yazgi	Director	September 9, 2014
Nabil Yazgi

60