Form 10-Q
period 2014-09-30
RELMADA THERAPEUTICS, INC.
filed 2014-11-07
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-____

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

546 Fifth Avenue, 14th Floor New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 702-7163

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As, of November 7, 2014, there were 50,766,958 shares common stock outstanding.

Relmada Therapeutics, Inc.

Index

		Number
PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements	2
	Unaudited Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014	2
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013	3
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013	4-5
	Notes to Unaudited Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

ITEM 1.     FINANCIAL STATEMENTS

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$27,390,821	$25,564,351
Prepaid expenses	427,622	178,158

Total current assets	27,818,443	25,742,509

Fixed assets, net	16,917	9,841
Other assets	12,100	12,100

Total assets	$27,847,460	$25,764,450

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$624,733	$746,098
Accrued expenses	879,497	382,023
Notes payable	148,321	58,357
Derivative liabilities	46,817,020	25,586,933

Total current liabilities	48,469,571	26,773,411

Long-term liability – accrued expense	100,000	100,000

Total liabilities	48,569,571	26,873,411

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 3,337,309 shares issued and outstanding	3,337	3,337
Common stock, $0.001 par value, 500,000,000 shares authorized, 43,853,804 and 40,294,217 shares issued and outstanding, respectively	43,854	40,294
Additional paid-in capital	64,387,793	54,166,055
Accumulated deficit	(85,157,095)	(55,318,647)

Total stockholders’ deficit	(20,722,111)	(1,108,961)

Total liabilities and stockholders’ deficit	$27,847,460	$25,764,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Operating expenses:
Research and development	$(718,974)	$(274,374)
General and administrative	(3,003,603)	(207,464)
Total operating expenses	(3,722,577)	(481,838)
Loss from operations	(3,722,577)	(481,838)

Other income (expenses):
Change in fair value of derivative liabilities	(26,114,720)	(1,016,373)
Interest income	2,117	-
Interest expense	(3,268)	(67,008)
Total other expenses	(26,115,871)	(1,083,381)

Net loss	$(29,838,448)	$(1,565,219)
Net loss per common share – basic and diluted	$(0.73)	$(0.64)
Weighted average number of common shares outstanding - basic and diluted	40,727,148	2,452,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(29,838,448)	$(1,565,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,594	-
Common stock issued for services	874,999	16,918
Stock-based compensation	157,990	9,481
Change in fair value of derivative liabilities	26,114,720	1,016,373
Amortization of debt discount	-	20,458
Amortization of deferred financing costs	-	4,801
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,059)	10,563
Accounts payable	(121,365)	1,050
Accrued expenses	497,474	76,875
Net cash used in operating activities	(2,322,095)	(408,700)
Cash flows from investing activities
Purchase of fixed assets	(10,670)	(762)
Net cash used in investing activities	(10,670)	(762)
Cash flows from financing activities
Net proceeds from the exercise of warrants	4,307,676	-
Principal payments of note payable	(148,441)	-
Proceeds from sale of Series A preferred stock and warrants	-	2,299,274
Proceeds from subordinated promissory notes payable, net of financing costs	-	501,600
Net cash provided by financing activities	4,159,235	2,800,874
Net increase in cash and cash equivalents	1,826,470	2,391,412
Cash and cash equivalents at beginning of the period	25,564,351	1,559,728

Cash and cash equivalents at end of the period	$27,390,821	$3,951,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,268	$-

Non-cash investing and financing transactions:

Financing of insurance premiums by issuance of note payable	$293,625	$-
Cancellation of note payable for insurance premiums	$55,220	$-
Reclassification of warrant liabilities to additional paid in capital for warrant exercises	$4,884,633
Fair value of derivatives issued in connection with issuance of preferred stock	$-	$1,158,779
Fair value of derivative warrants issued to lenders in connection with issuance of subordinated promissory notes	$-	$83,363
Fair value of warrants issued in connection with deferred financing costs	$-	$41,681
Fair value of derivative warrants issued for offering costs in connection with the issuance of Series A preferred stock	$-	$163,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BUSINESS

Relmada Therapeutics, Inc. (the “Company”) is a clinical stage, biopharmaceutical company focused on developing novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of pain.  The Company's approach is expected to reduce clinical development risks and costs while potentially delivering products in areas of high unmet medical needs. We have a diversified portfolio of four lead products at different stages.  We have not earned revenues from the sale of products since inception.

On May 20, 2014, the Company completed a Share Exchange with Relmada Therapeutics, Inc. (“RTI”), whereby the Company acquired 94.6% of the issued and outstanding capital stock of RTI from its stockholders in exchange (“Share Exchange”) for the issuance of 28,291,073 shares of common stock, which represented 80.9% of Relmada’s issued and outstanding common stock after the consummation of the Share Exchange. In addition, the outstanding options and warrants were exchanged for options and warrants to purchase shares of common stock of the Company at a ratio of 10 to 1. Prior to the Share Exchange, the Company had no other assets or liabilities. The principal shareholders of the Company contributed $2 million for 3,337,310 shares of the Company’s common stock and 3,337,309 shares of Class A convertible preferred shares.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the six months ended June 30, 2014 and notes thereto contained in the Company’s Transition Report on Form 10-K.

Principles of Consolidation

The unaudited consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments which include warrants with down-round protection provisions is calculated with the Black Scholes option pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and June 30, 2014:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$46,817,020	$46,817,020

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$25,586,933	$25,586,933

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	September 30,	September 30,
	2014	2013
Beginning balance	$(25,586,933)	$(17,639,614)
Change in fair value of derivative liabilities included in net loss	(26,114,720)	(1,016,373)
Initial valuation of derivative liabilities upon issuance of new derivatives	-	(1,447,438)
Transfer of fair value of derivative liabilities to additional paid-in capital upon exercise of warrants	4,884,633	-
Ending balance	$(46,817,020)	$(20,103,425)

Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2014 and June 30, 2014, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions as of September 30, 2014 and June 30, 2014. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2010 through 2013.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development, salaries and benefits, stock-based compensation, and consultants. The Company expenses all research and development costs in the period incurred. The Company makes an estimate of costs in relation to clinical study contracts. The Company analyzes the progress of studies, including the progress of clinical studies and phases, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability

Stock-Based Compensation

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

Net Loss per Common Share

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of Class A convertible preferred stock, Series A Preferred Stock, warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,
	2014	2013

Class A convertible preferred stock	3,337,309	-
Series A preferred stock	-	13 604,128
Common stock warrants	39,888,135	8,926,217
Common stock options	3,492,171	1,865,411
Total	46,717,615	24,396,756

Recent Accounting Pronouncements – The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of consolidated operations, consolidated financial position, or cash flows of the Company.

NOTE 3 – NOTES PAYABLE

In July 2014, the Company entered into a note payable to finance $293,625 for an insurance policy. The financing agreement has eight monthly installments, each of approximately $37,100. The interest rate is 2.95% per annum. At September 30, 2014, the outstanding balance for this note payable was $148,321. In July 2014, the Company also cancelled its previous insurance policy, which resulted in the cancellation of a $55,220 note payable.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the Series A preferred stock, and certain detachable warrants issued in connection with the subordinated promissory notes payable and equity offerings in 2013, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The Company obtained valuations prepared by Vantage Point Advisors, Inc. for purposes of determining the fair value of the derivatives and stock compensation expense. In determining the fair value of the derivatives, the Company used the Black-Scholes Scholes option pricing model at September 30, 2014 and June 30, 2014.

The following is a summary of the assumptions used in the valuation model as of the initial valuations of the derivative warrant instruments issued at September 30, 2014 and June 30, 2014:

	At	At
	September 30,	June 30,
	2014	2014
Common stock issuable upon exercise of warrants	26,780,227	30,036,648
Market value of common stock on measurement date (1)	$3.00	$2.00
Exercise price	$1.50 and 2.25	$1.50 and 2.25
Risk free interest rate (2)	1.6%	1.6%
Expected life in years	0.1 and 4.7	0.3 and 4.9
Expected volatility (3)	71 and 73%	71 and 73%
Expected dividend yields (4)	None	None

(1)	The market value is the calculated fair value of the common stock pursuant to the valuation technique as described above.
(2)	The risk-free interest rate was determined by management using the 1 and 5- year Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.

As of September 30, 2014, the outstanding warrants in connection with the derivative liabilities included 13,907,378 A warrants to purchase common stock, 8,581,899 B warrants to purchase common stock and 4,290,950 placement agent warrants to purchase common stock that have an exercise price of $1,50 per share, $2.25 per share and $1.50 per share, respectively. The B warrants and placement agent warrants expire in May 2019 and June 2019. The A warrants expire in October 2014.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ DEFICIT

Exercise of warrants for cash

During the three months ended September 30, 2014, shareholders from the May and June 2014 equity offerings exercised warrants to purchase 3,256,421 shares of common stock. The Company received net proceeds of approximately $4,298,500, net of approximately $586,200 of commissions and fees.

During the three months ended September 30, 2014, two consultants’ exercised warrants to purchase 11,500 shares of common stock. The Company received proceeds of $9,200.

Common stock issued for services

During the three months ended September 30, 2014, the Company issued 291,666 shares of common stock for consulting services that has a fair market of approximately $875,000 based upon the stock price at the dates of issuance, which the Company recorded as stock-based compensation - general and administrative expense. Pursuant to a consulting agreement, in exchange for services, the Company is obligated to issue 208,334 shares of common stock in five quarterly installments commending in December 2014.

Stock-based compensation – options

The Company has established the 2014 Stock Option Plan (the “Plan”), which allows for the granting of common stock awards, restricted stock, stock appreciation rights, incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, consultants and advisors. The Plan allows for the granting of 8,058,844 shares under the Plan. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2014, there were 4,446,673 shares available for future grants under the Plan.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

	Number of Units	Weighted Average Exercise Price For Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2014	3,365,171	$1.11	8.6	$5,238,000
Granted	127,000	$2.70	10.0
Outstanding and expected to vest at September 30, 2014	3,492,171	$1.17	8.6	$8,609,300
Options exercisable at September 30, 2014	714,992	$0.80	8.9	$1,573,000

For the three months ended September 30, 2014 and 2013, the Company recorded approximately $81,800 and $0, respectively, of stock-based compensation expense to research and development expense. For the three months ended September 30, 2014 and 2013, the Company recorded approximately $41,900 and $4,900 respectively, of stock-based compensation expense to general and administrative expense. At September 30, 2014, the Company has unrecognized stock-based compensation expense of approximately $1,862,700 related to stock options. The unrecognized cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the three months ended September 30, 2014 and 2013, respectively:

	For the Three Months September 30,
	2014	2013
Risk free interest rate	1.8%	1.4%
Dividend yield	0%	0%
Volatility	73%	80%
Expected term (in years)	6.25	6.25

During the three months ended September 30, 2014, the Company granted 120,000 shares of restricted stock to employees which are not yet issued. The restricted stock grants vest over four years. The Company recorded approximately $2,800 and approximately $1,500 to research and development expense and general and administrative expense, respectively. The Company has an unrecognized expense of approximately $330,600, related to restricted stock grants. The unrecognized cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

Stock-Based Compensation – warrants

During the three months ended September 30, 2014 and 2013, the Company recorded approximately $30,000 and $0, respectively of stock-based compensation expense to general and administrative expense relating to warrants. At September 30, 2014, the Company has unrecognized stock-based compensation expense of approximately $3,700.

A summary of the changes in outstanding warrants that were sold primarily in units during the three months ended September 30, 2014 were as follows. The outstanding warrants at June 30, 2014 and September 30, 2014 were 43,144,557 and 39,888,135 that had a weighted average exercise price of $1.28 per share and $1.26 per share, respectively. During the three months ended September 30, 2014, there were 3,256,422 warrants to purchase common stock that were exercised at a weighted average exercise price of $1.50 per share.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS

Advisory Firm

The Company has an advisory agreement with Jamess Capital Group, LLC, (“Advisory Firm”) a consulting firm affiliated with Mr. Seth, who is the Lead Director of the Company, to provide non-investment banking related advisory services. The Advisory Firm is due a monthly fee of $12,500.

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with Laidlaw & Company (UK) Ltd (“Placement Agent”) for the May and June 2014 offering. The Company agreed to pay the Placement Agent a cash commission in the amount of ten percent of the gross proceeds of the offerings as well as a non-accountable expense reimbursement equal to two percent.

The Company is obligated to pay the Placement Agent a non-refundable financial advisory fee of $25,000 monthly for six months commencing in May 2014. In addition, for their services for the May 2014 and June 2014 offering, as of September 30, 2014, the Placement Agent was paid $62,043 and was due for their commission and non-accountable fees. Pursuant to the agreement, the amount due to the Placement Agent as of September 30, 2014, was $536,613 and was recorded in accrued expenses in the consolidated balance sheet.

NOTE 7 - COMMITMENTS AND CONTINENCIES

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.  Except as disclosed below, the Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Legal Proceedings

The Pennsylvania Litigation:  Relmada has sued its former President and Chief Scientific Officer, Najib Babul, in the United States District Court for the Eastern District of Pennsylvania.  Mr. Babul resigned from his executive positions in September 2012 and was later removed from Relmada’s board of directors.  The Complaint alleges that, during the course of an audit, Relmada discovered approximately $1.5 million in questionable expenses incurred by Mr. Babul during his management of the company from 2004 until his resignation in 2012. Through formal discovery, the voluntary exchange of information between the parties, and other means, Relmada is attempting to narrow the range and dollar amount of transactions it considers questionable, but that process is ongoing. Outside the lawsuit, Relmada has also cancelled warrants to purchase 868,213 shares of common stock (the “Cancelled Warrants”) on the grounds, among others, that Babul could not and did not satisfy the conditions for holding or exercising the warrants after his voluntary resignation from the Company.  The Company also has not exchanged Mr. Babul’s equity in Relmada for Company common stock pursuant to the Share Exchange that closed on May 20, 2014.  Mr. Babul has answered the complaint, denying that any expenditures were improper, and has filed a counterclaim seeking specific performance and reinstatement of the Cancelled Warrants, as well as compensatory damages and other relief.

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

Other Potential Litigation:  In addition to the aforementioned disputes, Relmada has been informed that Mr. Babul is contemplating making additional claims in the Pennsylvania litigation or elsewhere. Relmada has also reserved its right to bring additional claims against Mr. Babul if appropriate.

Management believes that Relmada has good grounds to pursue the litigation, but is also pursuing the possibility of an amicable resolution of its disputes with Mr. Babul. The outcome of such efforts or of any litigation is impossible to predict with certainty.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – SUBSEQUENT EVENTS

In October 2014, shareholders from the May 2014 and June 2014 equity offerings exercised warrants to purchase approximately 6,913,153 shares of common stock and the Company received net proceeds of approximately $9,125,400.

Management has evaluated subsequent events and has concluded no other events warrant disclosure.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Transition Report on Form 10-K for the six months ended June 30, 2014. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

Relmada Therapeutics, Inc. (the “Company”) is a clinical stage, biopharmaceutical company focused on developing novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of pain.  The Company's approach is expected to reduce clinical development risks and costs while potentially delivering products in areas of high unmet medical needs. We have a diversified portfolio of four lead products at different stages.  We have not earned revenues from the sale of products since inception.

On May 20, 2014, we completed a share exchange with Relmada Therapeutics, Inc. (“RTI”) our wholly-owned subsidiary), pursuant to which we acquired 94.6% of the issued and outstanding capital stock of Relmada from its stockholders, in exchange for the issuance of 28,291,073 shares of common stock. This represented 80.9% of our issued and outstanding common stock after the consummation of the share exchange (the “Share Exchange”). Relmada’s outstanding options and warrants were exchanged for options and warrants to purchase shares of common stock of Relmada. Prior to the Share Exchange, we had no assets or liabilities. Pursuant to the Share Exchange Agreement, the principal shareholders of Relmada invested $2,000,000 and were issued 3,337,310 shares of common stock and 3,337,309 shares of Class A convertible preferred stock. The Company increased its authorized shares of common stock to 500,000,000 and Preferred stock to 200,000,000.

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

We are developing drugs for treatment of pain. We have product candidates with potential indications for the treatment of moderate to severe chronic pain, cancer-associated chronic pain and neuropathic pain. One of our drug candidates also has commercial potential for opioid dependency therapy. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the FDA in the United States and similar organizations elsewhere in the world.

We have a diversified portfolio of four products at different stage of development for the treatment of pain. LevoCap ER, our most advanced product is a proprietary extended release (ER) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system. d-Methadone is the d optical isomer of racemic methadone and an antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics.

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

BuTab ER is a proprietary extended release (ER) oral dosage form of the Schedule III (C-III) opioid, buprenorphine.

Below is a summary of our product development:

●	LevoCap ER: We completed GMP manufacturing for the Phase I study of LevoCap ER and the batches have successfully passed the 12 month stability milestone. In July 2013, we completed a 30 patient Phase I pharmacokinetic study. Levorphanol has been available in the United States as an immediate release narcotic analgesic for over 50 years. LevoCap E is an extended release, abuse deterrent and tamper resistant formulation of levorphanol developed by Relmada using the 505(b)(2) strategy. We believe that, because of these reasons, we will be able to skip the Phase II of development and go directly from Phase I to Phase III. We are now preparing for a Phase III development program and we are planning to submit a request to the FDA to discuss the final pathway to the NDA for this product. In preparation of the Phase III we have initiated the transfer of the formulation technology to a US manufacturer and we are planning to generate GMP batches for the Phase III that will be performed in the United States

●	d-Methadone: We have successfully manufactured GMP d-methadone as an active pharmaceutical ingredient (API). d-Methadone has a significant amount of existing pre-clinical data, however we cannot exclude that the FDA may require some additional pre-clinical study before approval. We are also planning to perform an additional Phase I pharmacokinetic study in health volunteers that will provide safety and dose information to be used to optimize the design of the Phase II proof of concept clinical trial. In September 2014, we filed a Clinical Trial Application (CTA) with Health Canada to conduct two pharmacokinetic studies with d-methadone. The application is under review. The two studies are designed to assess the safety, tolerability and pharmacokinetics of d-methadone in healthy subjects. The first study, if approved by Health Canada, will investigate the safety and tolerability of single escalating oral doses of d-methadone and determine the maximum tolerated dose for single drug administration. In the second study, if approved by Health Canada, healthy subjects will receive daily multiple escalating oral doses of d-methadone for the assessment of safety and tolerability. The safety and pharmacokinetic data from these studies will inform the design of a subsequent Phase II proof of concept study in neuropathic pain.

●

BuTab ER: We have completed a preclinical program to better define the pharmacokinetic profile of BuTab ER and to assess the time course of systemic absorption of buprenorphine using several different oral extended release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we expect to generate GMP batches and start a Phase 1 in health volunteers commencing in the first calendar quarter of 2015.

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

Results of Operations

For the Three Months Ended September 30, 2014 versus September 2013

Research and Development Expense

Research and development expense for the three months ended September 30, 2014 was approximately $719,000 compared to $274,400 for the three months ended September 30, 2013, a difference of approximately $444,600. The primary increase is attributable to project development costs incurred for the three months ended September 30, 2014.

The increase also relates to stock-based compensation for the three months ended September 30, 2014 was approximately $84,600, as compared to $0 for the three months ended September 30, 2013, a difference of $84,600. This increase relates to more employees in the three months ended September 30, 2014, and the issuance of stock-based awards to those employees.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2014 was approximately $3,003,600 compared to $207,500 for the three months ended September 30, 2013, a difference of $2,796,100. The primary differences relates to an increase of professional fees of approximately $1,399,800, payroll of approximately $93,800, insurance of approximately $75,800 and $75,000 for financial advisory services paid to a related party. The increase also relates to stock-based compensation for the three months ended September 30, 2014 was approximately $948,400 as compared to approximately $26,400 for the three months ended September 30, 2013, a difference of $922,000. This increase largely relates to the issuance of 291,666 shares of common stock for consulting services that had a fair market value of approximately $875,000.

Other Income (Expense)

The change in the fair value of derivative liabilities is a non-cash expense. For the three months ended September 30, 2014, the non-cash expense was approximately $26,114,700 as compared to non-cash loss of $1,016,400 for the comparable period in 2013. This resulted in an increase in non-cash loss of approximately $25,098,300 for the three months ended September 30, 2014 as compared to the comparable period in 2013. These liabilities resulted from an anti-dilution feature that were included in the Series A preferred stock unit offerings and also the note offerings (both equity instruments were converted to common stock upon the Share Exchange) that were issued in during 2012 and 2013. These liabilities for 2014, included warrants sold with the May 2014 and June 2014 offerings. One of the warrants that were included in the May 2014 and June 2014 offering, (A warrants) had an expiration date of October 10, 2014. The derivative liability will be decreased to zero when all the warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The Company will record the fair market value at the date when those warrants have expired, exercised or when the anti-dilution is eliminated and such amount will be reduce the derivative liability and increase additional paid-in-capital. The derivative liabilities are affected by factors which are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the three months ended September 30, 2014 was approximately $3,300 compared to $67,000 for the three months ended September 30, 2013, a difference of $63,700. In 2013, the Company issued subordinated 8% promissory notes (“Notes”). The Notes were satisfied in full in connection with the Share Exchange. Interest expense for the three months ended September 30, 2014, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the year-end December 31, 2013 and 2012 since there was a loss.

Loss per Common Share

The net loss for the three months ended September 30, 2014 and 2013 were approximately $29,838,400 and $1,565,200 or $0.73 per weighted average common share, basic and diluted and $0.64 per weighted average per share, basic and diluted, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants, subordinated debt and debt (converted to common stock) of approximately net proceeds of $41,912,100. As of September 30, 2014, the Company has an outstanding note payable of approximately $148,300 which is due in less than a year. In October 2014, the Company raised net proceeds of approximately $9,125,400 from the exercise of 6,913,153 warrants to purchase common stock.

Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future.  We have incurred losses since inception to September 30, 2014 of approximately $85,157,100 which includes non-cash charges and generated negative cash flows from operations since inception. We expect to incur increasing expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at September 30, 2014 and the funds received from the warrant exercise in October 2014, the Company can fund future operations until the end of first calendar quarter of 2016. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. We do not currently contemplate any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. We will need substantial additional financing to fund our operations and to commercially develop our product candidates.

	For the Three Months Ended September 30,
	2014	2013
Cash used in operating activities	$(2,322,095)	$(408,700)
Cash used in investing activities	(10,670)	(762)
Cash provided by financing activities	4,159,235	2,800,874
Net increase in cash and cash equivalents	$1,826,470	$2,391,412

For the three months ended September 30, 2014, cash used in operating activities was approximately $2,322,100 primarily due to the net loss for the three months ended September 30, 2014, of approximately $29,838,400, partially offset by non-cash expenses including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $27,151,300. For the three months ended September 30, 2013, cash used in operating activities was approximately $408,700 due to the net loss of $1,565,200, partially offset by non-cash expenses that including stock-based compensation expenses, the change in the fair value of derivative liabilities, amortization of debt discount, and amortization debt financing of approximately $1,068,000.

Net cash provided by financing activities for the three months ended September 30, 2014, was approximately $4,159,200 and was primarily from warrant exercises of approximately $4,307,700. In addition, the Company paid principal payments of notes that the Company financed for a directors and officers’ insurance policy for the three months ended September 30, 2014 of approximately $148,400. Net cash provided by financing activities for the three months ended September 30, 2013 was approximately $2,800,900 and was primarily from proceeds of approximately $2,299,300 for issuance of common stock and warrants from the Series A preferred stock and proceeds of $501,600 for the issuance of 8% subordinated debt, net of deferred financing cost.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2014, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 8 in our Transition Report on Form 10-K for the six months ended June 30, 2014 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Transition Report on Form 10-K for the six months ended June 30,2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2014 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

•	Research and development expenses,
•	Share-based compensation expenses; and
•	Fair value of derivative liabilities

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an on-going basis and make changes when necessary. Actual results could differ from our estimates.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.  Except as disclosed below, the Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Legal Proceedings

The Pennsylvania Litigation:  Relmada has sued its former President and Chief Scientific Officer, Najib Babul, in the United States District Court for the Eastern District of Pennsylvania.  Mr. Babul resigned from his executive positions in September 2012 and was later removed from Relmada’s board of directors.  The Complaint alleges that, during the course of an audit, Relmada discovered approximately $1.5 million in questionable expenses incurred by Mr. Babul during his management of the company from 2004 until his resignation in 2012. Through formal discovery, the voluntary exchange of information between the parties, and other means, Relmada is attempting to narrow the range and dollar amount of transactions it considers questionable, but that process is ongoing. Outside the lawsuit, Relmada has also cancelled warrants to purchase 868,213 shares of common stock (the “Cancelled Warrants”) on the grounds, among others, that Babul could not and did not satisfy the conditions for holding or exercising the warrants after his voluntary resignation from the Company.  The Company also has not exchanged Mr. Babul’s equity in Relmada for Company common stock pursuant to the Share Exchange that closed on May 20, 2014.  Mr. Babul has answered the complaint, denying that any expenditures were improper, and has filed a counterclaim seeking specific performance and reinstatement of the Cancelled Warrants, as well as compensatory damages and other relief.

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

Other Potential Litigation:  In addition to the aforementioned disputes, Relmada has been informed that Mr. Babul is contemplating making additional claims in the Pennsylvania litigation or elsewhere. Relmada has also reserved its right to bring additional claims against Mr. Babul if appropriate.

Management believes that Relmada has good grounds to pursue the litigation, but is also pursuing the possibility of an amicable resolution of its disputes with Mr. Babul. The outcome of such efforts or of any litigation is impossible to predict with certainty.

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, the Company issued 291,666 shares of common stock having a fair market value of approximately $875,000 ($3.00 per share) in exchange for consulting services.

During the three months ended September 30, 2014, the Company issued 11,500 shares of common stock resulting from warrant exercises from consultants at $0.80 per share.

The Company determined that the securities described above were issued in transactions that were exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. This determination was based on the non-public manner in which we offered the securities and on the representations of the recipients of the securities, which included, in pertinent part, that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that they were acquiring such securities for investment purposes for their own account and not with a view toward resale or distribution, and that they understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Executive Officer and Principal Executive Officer)

By:	/s/ Douglas Beck, CFO
Douglas Beck, CFO
Chief Financial Officer
(Duly Authorized Principal Financial and Accounting Officer)

Date: November 7, 2014

