Form 10-Q
period 2014-12-31
RELMADA THERAPEUTICS, INC.
filed 2015-02-13
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

Commission File Number: 000-

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

546 Fifth Avenue, 14th Floor New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 702-7169

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2015, there are 53,681,045 shares of common stock outstanding.

Relmada Therapeutics, Inc.

Index

		Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014	2

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2014 and 2013	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 and 2013	4-5

	Notes to Unaudited Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

ITEM 1.     FINANCIAL STATEMENTS

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$31,419,071	$25,564,351
Prepaid expenses	1,337,298	178,158
Total current assets	32,756,369	25,742,509

Fixed assets, net	23,510	9,841
Other assets	12,100	12,100

Total assets	$32,791,979	$25,764,450

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$969,954	$746,098
Accrued expenses	521,684	382,023
Note payable	38,088	58,357
Derivative liabilities	26,569,560	25,586,933

Total current liabilities	28,099,286	26,773,411

Long-term liability - accrued expense	100,000	100,000

Total liabilities	28,199,286	26,873,411

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 464,888 and 3,337,309 shares issued and outstanding, respectively	465	3,337
Common stock, $0.001 par value, 500,000,000 shares authorized, 53,681,045 and 40,294,217 shares issued and outstanding, respectively	53,681	40,294
Additional paid-in capital	84,240,265	54,166,055
Accumulated deficit	(79,701,718)	(55,318,647)

Total stockholders’ equity (deficit)	4,592,693	(1,108,961)

Total liabilities and stockholders’ equity (deficit)	$32,791,979	$25,764,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Operating expenses:
Research and development	$(2,091,553)	$(4,265,744)	$(2,810,527)	$(4,540,118)
General and administrative	(2,293,329)	(789,441)	(5,296,932)	(996,905)
Total Operating Expenses	(4,384,882)	(5,055,185)	(8,107,459)	(5,537,023)
Loss from Operations	(4,384,882)	(5,055,185)	(8,107,459)	(5,537,023)

Other Income (expenses)
Change in fair value of derivative liabilities	9,836,252	-	(16,278,468)	(1,016,373)
Interest income	5,105	-	7,222	-
Interest expense	(1,098)	(111,632)	(4,366)	(178,640)
Total other income (expenses)	9,840,259	(111,632)	(16,275,612)	(1,195,013)
Net Income (Loss)	$5,455,377	$(5,166,817)	$(24,383,071)	$(6,732,036)
Net Income (Loss) per common share – basic	$0.11	$(2.10)	$(0.53)	$(2.74)
Net Income (Loss) per common share – diluted	$0.08	$(2.10)	$(0.53)	$(2.74)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(24,383,071)	$(6,732,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,501	373
Common stock issued for services	999,579	3,766,918
Stock-based compensation	356,266	382,343
Change in fair value of derivative liabilities	16,278,468	1,016,373
Amortization of debt discount	-	87,477
Amortization of deferred financing costs	-	44,919
Changes in operating assets and liabilities:
Prepaid expenses	(923,872)	3,171
Accounts payable	223,856	78,205
Accrued expenses	139,661	522,976
Net cash used in operating activities	(7,305,612)	(829,281)
Cash flows from investing activities
Purchase of fixed assets	(17,170)	(8,871)
Net cash used in investing activities	(17,170)	(8,871)
Cash flows from financing activities
Net proceeds from the exercise of warrants	13,433,039	-
Principal payments of note payable	(255,537)	-
Proceeds from sale of Series A preferred stock and warrants	-	2,299,274
Proceeds from subordinated promissory notes payable, net of financing costs	-	501,600
Net cash provided by financing activities	13,177,502	2,800,874
Net increase in cash and cash equivalents	5,854,720	1,962,722
Cash and cash equivalents at beginning of the period	25,564,351	1,559,728

Cash and cash equivalents at end of the period	$31,419,071	$3,522,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2014	2013

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-		$-
Interest	$4,366		$-

Non-cash investing and financing transactions:

Financing of insurance premiums by issuance of note payable	$293,625		$-
Cancellation of note payable for insurance premiums	$55,220		$-
Reclassification of warrant liabilities to additional paid in capital for warrant exercises	$15,295,841	$
Conversion of Series A Preferred stock to common stock	$2,872		$-
Fair value of derivatives issued in connection with issuance of preferred stock	$-		$1,158,779
Fair value of derivative warrants issued to lenders in connection with issuance of subordinated promissory notes	$-		$83,363
Fair value of warrants issued in connection with deferred financing costs	$-		$41,681
Fair value of derivative warrants issued for offering costs in connection with the issuance of Series A preferred stock	$-		$163,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics is a clinical-stage, publicly traded specialty pharmaceutical company developing novel versions of proven drug products together with new molecules that potentially address areas of high unmet medical need in the treatment of pain. The Company has a diversified portfolio of four lead products at various stages of development including LevoCap ER, its abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; d-Methadone, its N-methyl-D-aspartate (NMDA) receptor antagonist for neuropathic pain; BuTab ER, its oral dosage form of the opioid analgesic buprenorphine; and MepiGel, its orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and June 30, 2014:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$26,569,560	$26,569,560

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$25,586,933	$25,586,933

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,	December 31,
	2014	2013
Beginning balance	$25,586,933	$17,639,614
Change in fair value of derivative liabilities included in net loss	16,278,468	1,016,373
Initial valuation of derivative liabilities upon issuance of new derivatives	-	1,447,438
Transfer of fair value of derivative liabilities to additional paid-in capital upon exercise of warrants	(15,295,841)	-
Ending balance	$26,569,560	$20,103,425

Derivatives

All derivatives are recorded at fair value on the balance sheets. The derivative liabilities consist of warrant liabilities for which there is no current market for these securities as such the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. Fair values for securities traded in the open market and derivatives are based on quoted market prices. There were no transfers in or out of Level 3 in the fair value hierarchy for any reported period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2014 and June 30, 2014, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions as of December 31, 2014 and June 30, 2014. Open tax years subject to potential examination by the applicable taxing authority, for the Company are from 2011 through 2013.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development, salaries and benefits, stock-based compensation, and consultants. The Company expenses all research and development costs in the period incurred. The Company makes an estimate of costs in relation to clinical study contracts. The Company analyzes the progress of studies, including the progress of clinical studies and phases, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per common share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share plus the dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of Class A convertible preferred stock, Series A Preferred Stock, restricted common stock grants, warrants for the purchase of common stock and stock options. When there is a loss, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the three months and six months ended December 31, 2014 and 2013:

	Three months ended December 31, 2014			Three months ended December 31, 2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$5,455,377	50,752,532	$0.11	$(5,166,817)	2,458,777	$(2.10)
Dilutive effect of exercise of stock options	-	2,334,028	(0.00)	-	-	-
Dilutive effect of exercise of warrants	-	16,860,388	(0.03)	-	-	-
Unvested restricted common stock		25,188	(0.00)	-	-	-
Class A convertible preferred stock	-	464,888	(0.00)	-	-	-
Diluted EPS	$5,455,377	70,437,024	$0.08	$(5,166,817)	2,458,777	$(2.10)

	Six months ended December 31, 2014			Six months ended December 31, 2013
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(24,383,071)	45,739,840	$(0.53)	$(6,732,036)	2,455,712	$(2.74)
Dilutive effect of exercise of stock options	-	-	-	-	-	-
Dilutive effect of exercise of warrants	-	-	-	-	-	-
Unvested restricted common stock
Class A convertible preferred stock	-	-	-	-	-	-
Diluted EPS	$(24,383,071)	45,739,840	$(0.53)	$(6,732,036)	2,455,712	$(2.74)

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

For the three and six months ended December 31, 2014 and 2013, the following potentially dilutive securities were excluded from the computation of diluted net income or (loss) per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	December 31, 2014	December 31, 2013
Stock options	-	1,865,411
Common stock warrants	-	8,926,217
Series A preferred stock	-	13,604,128
Class A convertible preferred stock	-	-
	-	24,395,756

	Six months ended
	December 31, 2014	December 31, 2013
Stock options	3,692,171	1,865,411
Restricted common stock	270,000	-
Common stock warrants	26,837,471	8,926,217
Series A preferred stock	-	13,604,128
Class A convertible preferred stock	464,888	-
	31,264,530	24,395,756

Recent Accounting Pronouncements - The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of consolidated operations, consolidated financial position, or cash flows of the Company.

NOTE 3 - NOTE PAYABLE

In July 2014, the Company entered into a note payable of $293,625 to finance an insurance policy. The financing agreement had eight monthly installments, each of approximately $37,100. The interest rate was 2.95% per annum. At December 31, 2014, the outstanding balance for this note payable was $38,088. During the six months ended December 31, 2014 and 2013, the Company paid $255,537 and $0, respectively, for this note. In July 2014, the Company also cancelled its previous insurance policy, which resulted in the cancellation of a $55,220 note payable.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the Series A preferred stock, and certain detachable warrants issued in connection with the subordinated promissory notes payable and equity offerings in 2013, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. Upon the reverse merger in May 2014, the Series A preferred stock, subordinated promissory notes including accrued interest were converted to common stock. The fair market value of the warrants at the time of the reverse merger was transferred to additional paid-in capital and the derivative liabilities were reduced to zero. At December 31, 2014 and June 30, 2014, the Company had warrants that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at December 31, 2014 and June 30, 2014.

The following is a summary of the assumptions used in the valuation model at December 31, 2014 and June 30, 2014:

	December 31,	June 30,
	2014	2014
Common stock issuable upon exercise of warrants	12,872,849	30,036,648
Market value of common stock on measurement date (1)	$3.10	$2.00
Exercise price	$1.50 and 2.25	$1.50 and 2.25
Risk free interest rate (2)	1.7%	1.6%
Expected life in years	4.4	0.3 and 4.9
Expected volatility (3)	72%	71 and 73%
Expected dividend yields (4)	None	None

(1)	Quoted market value of the common stock.
(2)	The risk-free interest rate was determined by management using the 1 to 5 year Treasury Bill as of the measurement date, when applicable.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 5 - EQUITY

Exercise of warrants for cash

During the six months ended December 31, 2014, shareholders from the May and June 2014 equity offerings exercised warrants to purchase 10,169,574 shares of common stock at $1.50 exercise price that resulted in net proceeds of $13,423,800 to the company.

During the six months ended December 31, 2014, two consultants exercised warrants to purchase 11,500 shares of common stock. The Company received proceeds of $9,200.

Common stock issued for services

At December 31, 2013, the Company issued 2,500,000 shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a research and development project. The transaction was valued at its fair value of $3,750,000 and was expensed to research and development expense. The fair value of the shares was determined by a third party valuation firm. The Company’s Chief Executive Officer was a shareholder of Medeor.

During the six months ended December 31, 2013, the Company incurred approximately $16,900 of other stock-based compensation related to common stock issued for services.

During the six months ended December 31, 2014, the Company issued 333,332 shares of common stock for consulting services that had a fair market of approximately $999,600 based upon the stock price at the dates of issuance, which the Company recorded as stock-based compensation - general and administrative expense.

Pursuant to a consulting agreement, in exchange for services, the Company is obligated to issue a total of 166,668 shares of common stock divided equally over four quarterly installments commencing in March 2015. The Company records these share issuances at the applicable fair value of the common stock at the date of issuance dates.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Stock-based compensation - options

The Company has established the 2014 Stock Option Plan (the “Plan”), which allows for the granting of common stock awards, restricted stock, stock appreciation rights, incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, consultants and advisors. The Plan allows for the granting of 8,058,844 shares under the Plan. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2014, there were 4,096,673 shares available for future grants under the Plan.

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

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. The Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model. The following summarizes the stock options of the Company for the six months ended December 31, 2014:

	Number of Units	Weighted Average Exercise Price For Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2014	3,365,171	$1.11	8.6	$5,238,000
Granted	327,000	$2.84	9.8
Outstanding and expected to vest at December 31, 2014	3,692,171	$1.27	8.8	$10,095,500
Options exercisable at December 31, 2014	908,403	$0.80	8.2	$2,816,100

At December 31, 2014, the Company has unrecognized stock-based compensation expense of approximately $2,090,800 related to stock options. The unrecognized cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of the stock options granted for the six months ended December 31, 2014 and 2013 was $1.86 per share and $0.55 per share, respectively.

The following summarizes the components of share-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three and six month periods ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Research and development	$101,100	$6,700	$145,800	$6,700
General and administrative	97,200	366,200	210,500	375,600
Total stock-based compensation	$198,300	$372,900	$356,300	$382,300

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

The following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the three and six months ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Risk free interest rate	1.6 and 1.7%	1.4%	1.6 to 1.8%	1.4%
Dividend yield	0%	0%	0%	0%
Volatility	72%	80%	72 and 73%	80%
Expected term (in years)	6.25	6.25	6.25	6.25

During the six months ended December 31, 2014, the Company granted 270,000 shares of restricted stock to employees which are issuable upon vesting. The restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $727,400, related to these restricted stock grants. The unrecognized cost will be recognized over the vesting remaining period. The fair value of the restricted stock granted for the six months ended December 31, 2014 was $2.84 per share.

Stock-Based Compensation - warrants

At December 31, 2014, there is no unrecognized stock-based compensation expense related to warrants. There were granted for compensation for the three and six months ended December 31, 2014 and 2013. The fair value of the stock warrants granted for the three months ended December 31, 2014 and 2013 was $1.91 and $0.55 per share, respectively.

The outstanding warrants at December 31, 2014 and June 30, 2014 were 26,837,471 and 39,888,135, respectively and had a weighted average exercise price of $1.12 per share and $1.28 per share, respectively. The change for the six months ended December 31, 2014 resulted from the issuance of 17,163,799 A warrants and 8,851,899 B warrants, respectively, pursuant to equity offerings. The excise prices are $1.50 per share and $2.25 per share, respectively. The A warrants expired in October 2014 and the B warrants expire in May and June 2019. During the six months ended December 31, 2014, there were 10,169,175 A warrants that were exercised and 6,994,224 A warrants that expired. In November 2014, the Company reissued to the founder, his previously canceled warrants for 868,213 shares to purchase common stock at $0.80 per share. The warrants expire in April 2019. In addition, during the six months ended December 31, 2014, two consultants exercised 11,500 warrants that had an exercise price of $0.80 per share.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has an advisory agreement with Jamess Capital Group, LLC, (“Advisory Firm”) a consulting firm affiliated with Mr. Seth, who is the Lead Director of the Company, to provide non-investment banking related advisory services. The Advisory Firm is due a monthly fee of $12,500.

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with its placement agent (“Placement Agent”) of which a Director of the Company is also the head of its Healthcare investment banking team for the May and June 2014 offerings. The Company agreed to pay the Placement Agent a cash commission in the amount of ten percent of the gross proceeds of the offerings as well as a non-accountable expense reimbursement equal to two percent that resulted in payments of approximately $1,830,500. The Company agreed to pay the Placement Agent a non-refundable advisory fee of $25,000 monthly from May 2014 through April 2015.

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

The Pennsylvania Litigation:   Relmada has dropped its lawsuit in the United States District Court for the Eastern District of Pennsylvania against its former President and Chief Scientific Officer, Najib Babul, and consented to the entry of judgment in Mr. Babul’s favor on Relmada’s claims and on Mr. Babul’s counterclaim for the reinstatement of certain warrants cancelled by the Company. In the litigation, Relmada had questioned the appropriateness of approximately $1.5 million in Company expenditures during Mr. Babul’s management of the Company from 2004 until his resignation in 2012, and demanded that Mr. Babul account for them. Relmada had also cancelled warrants to purchase 868,213 shares of common stock owned by Mr. Babul, and Mr. Babul had counterclaimed for the reinstatement of the warrants. The Company has reissued Mr. Babul previously cancelled warrants.

The Delaware Litigation:  After the Pennsylvania Litigation was brought against him, Mr. Babul brought an action in the Court of Chancery Delaware (the state in which Relmada is incorporated), demanding that Relmada advance his litigation expenses in the Delaware and Pennsylvania Litigation pursuant to, among other things, a Delaware statute that requires a corporation to advance the reasonable litigation expenses of a former officer or director who is a party to litigation by reason of that relationship, and the Court ordered Relmada to advance such expenses, which have been properly recorded by the Company as of December 31, 2014.  The Company’s objections to certain of Mr. Babul’s reimbursement requests are pending before the Delaware Court.

Note 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued for subsequent event disclosure consideration.

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

Relmada Therapeutics is a clinical-stage, publicly traded specialty pharmaceutical company developing novel versions of proven drug products together with new molecules that potentially address areas of high unmet medical need in the treatment of pain. The Company has a diversified portfolio of four lead products at various stages of development including LevoCap ER, its abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; d-Methadone, its N-methyl-D-aspartate (NMDA) receptor antagonist for neuropathic pain; BuTab ER, its oral dosage form of the opioid analgesic buprenorphine; and MepiGel, its orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

We have a diversified portfolio of four products at different stages of development for the treatment of pain. d-Methadone is the d optical isomer of racemic methadone and an antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics.

MepiGel is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of postherpetic neuralgia and painful HIV-associated neuropathy that has received two FDA Orphan Drug Designations providing for 7 years market exclusivity upon marketing, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia”. BuTab ER is a proprietary extended release (ER) oral dosage form of the Schedule III (C-III) opioid, buprenorphine. . LevoCap ER, our most advanced product is a proprietary extended release (ER) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system.

Below is a summary of our product development:

●	d-Methadone: We have successfully manufactured GMP d-methadone as an active pharmaceutical ingredient (API). d-Methadone has a significant amount of existing clinical data, however we cannot exclude that additional pre-clinical studies might be necessary before approval. We initiated the first of two Phase I pharmacokinetic and pharmacodynamics studies in healthy volunteers that will provide safety, pharmacokinetics and dose information to be used for the Phase II proof of concept clinical trial in patients with neuropathic pain. In November 2014, Health Canada approved a Clinical Trial Application (CTA) to conduct the first pharmacokinetic study with d-methadone. This is a Single Ascending Dose (SAD) study that will be followed by a Multiple Ascending Dose (MAD) study, both in opioid-naïve healthy volunteers. The two studies are designed to assess the safety, tolerability and pharmacokinetics of d-methadone in healthy subjects. The currently ongoing SAD study, is investigating the safety and tolerability of single escalating oral doses of d-methadone and determine the maximum tolerated dose for single drug administration. In the MAD study, healthy subjects are to receive daily oral doses of d-methadone for several days to assess its safety, pharmacokinetics and tolerability. The data from these studies will inform the design of a subsequent Phase II proof of concept study in neuropathic pain.

●

BuTab ER: We have completed a preclinical program to better define the pharmacokinetic profile of BuTab ER and to assess the time course of systemic absorption of buprenorphine using several different oral extended release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we expect to generate GMP batches and request approval to initiate a Phase 1 pharmacokinetic study in healthy volunteers in the first calendar quarter of 2015.

●

MepiGel: We have completed a battery of animal studies to characterize the effects of the product in pain models and assess the time course of systemic absorption of mepivacaine Most recently we have developed and tested in vitro and ex-vivo a number of candidate formulations in order to select the optimal forms to move into clinical development, based on their permeation profile. We are planning to generate GMP batches required for the Phase I portion of the development, file a CTA with Health Canada and start the Phase I trial during 2015.

●	LevoCap ER: We completed GMP manufacturing for the Phase I study of LevoCap ER and the batches have successfully passed the 12 month stability milestone. In July 2013, we completed a 30 patient Phase I pharmacokinetic study. Levorphanol has been available in the United States as an immediate release narcotic analgesic for over 50 years. LevoCap E is an extended release, abuse deterrent and tamper resistant formulation of levorphanol being developed by Relmada using the 505(b)(2) strategy. We believe that we will be able to skip Phase II of development and go directly from Phase I to Phase III. We are now preparing for a Phase III development program and we are planning to submit a request to the FDA to discuss the final pathway to the NDA for this product. In preparation for pivotal trials that we plan to perform in the United States we are selecting the final formulation and are planning to generate the necessary GMP batches.

Results of Operations

For the Three Months Ended December 31, 2014 versus the Three Months Ended December 31, 2013

Research and Development Expense

Research and development expense for the three months ended December 31, 2014 was approximately $2,091,600 compared to $4,265,700 for the three months ended December 31, 2013, a decrease of approximately $2,174,100. The primary decrease was attributable to a non-cash expense of $3,750,000 related to the merger with Medeor that occurred on December 31, 2013. This transaction occurred by the exchange of Medeor’s shares for the issuance of the Company’s common stock at fair market value.  Following the transaction, Medeor ceased and the Company continued as the surviving corporation. In addition, the Company increased its project development costs during the three months ended December 31, 2014 as compared to the comparable period.

Stock-based compensation expense for the three months ended December 31, 2014 was approximately $101,100, as compared to $6,700 for the three months ended December 31, 2013, a difference of $94,400. This increase relates to more employees in the three months ended December 31, 2014, and the issuance of stock-based awards to those employees.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2014 was approximately $2,293,300 compared to $789,400 for the three months ended December 31, 2013, an increase of $1,503,900. The increase relates to payroll, professional fees, consultants and increase in other operating expenses. Stock-based compensation for the three months ended December 31, 2014 was approximately $221,800 as compared to approximately $392,500 for the three months ended December 31, 2013, a decrease of $170,700. For the three months ended December 31, 2014, stock-based compensation primarily relates to the issuance of 41,666 shares of common stock for consulting services that had a fair market value of approximately $124,600.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of $9,836,300 for the three months ended December 31, 2014, as compared to no change for the comparable period in 2013. The non-cash unrealized gain primarily resulted from the expiration of approximately 6,994,200 A warrants that had an expiration date of October 2014. The 2014 derivative liabilities included warrants sold with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the three months ended December 31, 2014 was approximately $1,100 compared to $111,600 for the three months ended December 31, 2013, a decrease of $110,500. In 2013, the Company issued subordinated 8% promissory notes (“Notes”). The Notes were satisfied in full in connection with the Share Exchange. Interest expense for the three months ended December 31, 2014, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the three months ended December 31, 2014 and 2013 since non-cash income from the derivative is not included in taxable income.

Net Income (Loss) per Common Share

The net income (loss) for the Company for the three months ended December 31, 2014 and 2013 was approximately $5,455,400 and $(5,166,800), respectively. The Company had net income of $0.11 per weighted common share - basic and a net loss of $(2.10) per weighted average common share - basic for the three months ended December 31, 2014 and 2013, respectively. The Company had net income of $0.08 per weighted common share - diluted and a net loss of $(2.10) per weighted average common share - diluted for the three months ended December 31, 2014 and 2013, respectively.

For the Six Months Ended December 31, 2014 versus the Six Months Ended December 31, 2013

Research and Development Expense

Research and development expense for the six months ended December 31, 2014 was approximately $2,810,500 compared to $4,540,100 for the six months ended December 31, 2013, a decrease of approximately $1,729,600. The primary decrease was attributable to a non-cash expense of $3,750,000 related to the merger with Medeor that occurred on December 31, 2013. This transaction occurred by the exchange of Medeor’s shares for the issuance of Company’s common stock at fair market value.  Following the transaction, Medeor ceased and the Company continued as the surviving corporation. The Company increased its project development costs during the three months ended December 31, 2014 as compared to the comparable period.

Stock-based compensation for the six months ended December 31, 2014 was approximately $145,800, as compared to $6,700 for the six months ended December 31, 2013, a difference of $139,100. This increase relates to more employees in the six months ended December 31, 2014, and the issuance of stock-based awards to those employees.

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2014 was approximately $5,296,900 compared to $996,900 for the six months ended December 31, 2013, an increase of $4,300,000. The primary differences relates to an increase of payroll, professional fees, consultants and other increases in operating expenses. Stock-based compensation for the six months ended December 31, 2014 was approximately $1,210,100 as compared to approximately $392,500 for the six months ended December 31, 2013, a difference of $817,600. For the six month ended December 31, 2014, the Company issued 333,332 shares of common stock for consulting services at fair value.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss of $16,278,500 for the six months ended December 31, 2014, as compared to a non-cash unrealized loss of $1,016,400 for the comparable period in 2013. This resulted in an increase in unrealized loss of approximately $15,262,100 for the six months ended December 31, 2014 as compared to the comparable period in 2013. The derivative liabilities for 2013 resulted from an anti-dilution feature that were included in the Series A preferred stock unit offerings and also the note offerings (both equity instruments were converted to common stock upon the Share Exchange) that were issued in during 2012 and 2013. The derivative liabilities for 2014, included warrants sold with the May 2014 and June 2014 offerings. Approximately 6,994,200 A warrants expired on October 10, 2014. The derivative liability will decrease to zero when all the warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The Company will record the fair market value at the date when those warrants have expired, exercised or when the anti-dilution is eliminated and such amount will reduce the derivative liability. The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the six months ended December 31, 2014 was approximately $4,400 compared to $178,600 for the six months ended December 31, 2013, a difference of $174,200. In 2013, the Company issued subordinated 8% promissory notes (“Notes”). The Notes were satisfied in full in connection with the Share Exchange. Interest expense for the three months ended December 31, 2014, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the six months December 31, 2014 and 2013 since there was a loss.

Net Loss per Common Share

The net loss for the six months ended December 31, 2014 and 2013 was approximately $24,383,100 and $6,732,000, respectively, or $(0.53) and $(2.74), respectively, per weighted average common share, basic and diluted.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants, subordinated debt and debt (converted to common stock) of approximately of $51,037,400. Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future.  We have incurred losses since inception to December 31, 2014 of approximately $79,701,700 that includes non-cash charges. We have generated negative cash flows from operations since inception. We expect to incur increasing expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at December 31, 2014 of approximately $31,419,100, the Company can fund future operations until the end of second calendar quarter of 2016. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. As of December 31, 2014 the Company has an outstanding note payable of approximately $38,100 that is due in less than a year.

	For the Six Months Ended December 31,
	2014	2013
Cash used in operating activities	$(7,305,612)	$(829,281)
Cash used in investing activities	(17,170)	(8,871)
Cash provided by financing activities	13,177,502	2,800,874
Net increase in cash and cash equivalents	$5,854,720	$1,962,722

For the six months ended December 31, 2014, cash used in operating activities was approximately $7,305,600 primarily due to the net loss for the six months ended December 31, 2014, of approximately $24,383,100, partially offset by non-cash expenses including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $17,637,800. For the six months ended December 31, 2013, cash used in operating activities was approximately $829,300 due to the net loss of $6,732,000, partially offset by non-cash expenses that included stock-based compensation expenses, stock issued for services, the change in the fair value of derivative liabilities, amortization of debt discount, and amortization debt financing of approximately $5,298,400.

Net cash provided by financing activities for the six months ended December 31, 2014, was approximately $13,177,500 and was primarily from warrant exercises of approximately $13,433,000. In addition, the Company paid principal payments of notes that the Company financed for a directors and officers’ insurance policy for the six months ended December 31, 2014 of approximately $255,537. Net cash provided by financing activities for the six months ended December 31, 2013 was approximately $2,800,900 and was primarily from proceeds of approximately $2,299,300 for issuance of common stock and warrants from the Series A preferred stock and proceeds of $501,600 for the issuance of 8% subordinated debt, net of deferred financing cost.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2014, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2014 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Research and development expenses,
●	Share-based compensation expenses; and
●	Fair value of derivative liabilities

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company

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

The Pennsylvania Litigation:   Relmada has dropped its lawsuit in the United States District Court for the Eastern District of Pennsylvania against its former President and Chief Scientific Officer, Najib Babul, and consented to the entry of judgment in Mr. Babul’s favor on Relmada’s claims and on Mr. Babul’s counterclaim for the reinstatement of certain warrants cancelled by the Company. In the litigation, Relmada had questioned the appropriateness of approximately $1.5 million in Company expenditures during Mr. Babul’s management of the company from 2004 until his resignation in 2012, and demanded that Mr. Babul account for them. Relmada had also cancelled warrants to purchase 868,213 shares of common stock owned by Mr. Babul, and Mr. Babul had counter claimed for the reinstatement of the Warrants. The Company has reissued Mr. Babul the previously cancelled warrants.

The Delaware Litigation:  After the Pennsylvania Litigation was brought against him, Mr. Babul brought an action in the Court of Chancery Delaware (the state in which Relmada is incorporated), demanding that Relmada advance his litigation expenses in the Delaware and Pennsylvania Litigation pursuant to, among other things, a Delaware statute that requires a corporation to advance the reasonable litigation expenses of a former officer or director who is a party to litigation by reason of that relationship, and the Court ordered Relmada to advance such expenses.   The Company’s objections to certain of Mr. Babul’s reimbursement requests are pending before the Delaware Court.

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2014, the Company issued 41,666 shares of common stock having a fair market value of approximately $124,600 ($2.99 per share) in exchange for consulting services.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective February 12, 2015,  Relmada Therapeutics, Inc. (the "Company") amended its Articles of Incorporation at add a classified board provision to its Articles of Incorporation.  Pursuant to the staggered board provision, the directors shall be divided into three classes, designated Class I, Class II, and Class III.  Class I shall consist of up to three directors, Class II shall consist of up to three directors, and Class III shall consist of up to three directors.  Each such director shall serve for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which the director was elected.  In order to implement a staggered Board of directors, Class I shall serve a twelve (12) month term from the date of the 2014 annual shareholders meeting; Class II shall serve a twenty four (24) month term from the date of the 2014 annual shareholders meeting; and Class III shall serve a thirty-six (36) month term from the 2014 annual shareholders meeting.  Directors elected at each annual meeting commencing in 2015 shall be elected for a 3 year term as specified above.

The foregoing description of the Certificate of Amendment to Articles of Incorporation is qualified in its entirety by reference to the provisions of the Certificate of Amendment to Articles of Incorporation filed as Exhibit 3.1 to this from 10-Q, which is incorporated by reference herein.

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

3.1	Certificate of Amendment to Articles of Incorporation of Relmada Therapeutics, Inc.	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.1	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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
Douglas Beck, CFO
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

February 13, 2015

