Form 10-Q
period 2015-03-31
RELMADA THERAPEUTICS, INC.
filed 2015-05-15
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
(Do not check if a smaller reporting company)

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

As of May 15, 2015, there are 53,743,024 shares of common stock outstanding.

Relmada Therapeutics, Inc.

Index

		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014	2

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2015 and 2014	3

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and 2014	4-5

	Notes to Unaudited Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

ITEM 1.     FINANCIAL STATEMENTS

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$26,956,404	$25,564,351
Prepaid expenses	857,959	178,158
Total current assets	27,814,363	25,742,509

Fixed assets, net	23,348	9,841
Security deposit	12,100	12,100

Total assets	$27,849,811	$25,764,450

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$390,371	$746,098
Accrued expenses	398,485	382,023
Note payable	-	58,357
Derivative liabilities	24,466,995	25,586,933

Total current liabilities	25,255,851	26,773,411

Long-term liability - accrued expense	100,000	100,000

Total liabilities	25,355,851	26,873,411

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 464,888 shares and 3,337,309 shares issued and outstanding, respectively	465	3,337
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 53,735,211 shares and 40,294,217 shares issued and outstanding, respectively	53,735	40,294
Additional paid-in capital	84,604,436	54,166,055
Accumulated deficit	(82,164,676)	(55,318,647)

Total stockholders’ equity (deficit)	2,493,960	(1,108,961)

Total liabilities and stockholders’ equity (deficit)	$27,849,811	$25,764,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Operating expenses:
Research and development	$(2,274,767)	$(215,793)	$(5,007,669)	$(4,755,911)
General and administrative	(2,293,062)	(496,103)	(7,667,619)	(1,493,008)
Total operating expenses	(4,567,829)	(711,896)	(12,675,288)	(6,248,919)
Loss from operations	(4,567,829)	(711,896)	(12,675,288)	(6,248,919)

Other income (expenses)
Change in fair value of derivative liabilities	2,102,565	7,329,526	(14,175,903)	6,313,153
Interest income	2,428	-	9,650	-
Interest expense	(125)	(123,800)	(4,491)	(302,440)
Total other income (expenses)	2,104,868	7,205,726	(14,170,744)	6,010,713
Net Income (Loss)	$(2,462,961)	$6,493,830	$(26,846,032)	$(238,206)
Net Income (Loss) per common share – basic	$(0.05)	$1.98	$(0.56)	$(0.10)
Net Income (Loss) per common share – diluted	$(0.05)	$0.42	$(0.56)	$(0.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(26,846,032)	$(238,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,949	373
Common stock issued for services	1,109,994	3,775,633
Stock-based compensation	600,076	447,780
Change in fair value of derivative liabilities	14,175,903	(6,313,153)
Amortization of debt discount	-	172,818
Amortization of deferred financing costs	-	65,760
Changes in operating assets and liabilities:
Prepaid expenses	(444,534)	(31,320)
Accounts payable	(355,727)	24,975
Accrued expenses	16,467	248,840
Net cash used in operating activities	(11,737,904)	(1,846,500)
Cash flows from investing activities
Purchase of fixed assets	(19,456)	(9,470)
Net cash used in investing activities	(19,456)	(9,470)
Cash flows from financing activities
Net proceeds from the exercise of warrants	13,443,039	-
Principal payments of note payable	(293,626)	-
Proceeds from sale of Series A preferred stock and warrants	-	2,299,274
Proceeds from subordinated promissory notes payable, net of financing costs	-	501,600
Payment of deferred offering costs	-	(45,500)
Net cash provided by financing activities	13,149,413	2,755,374
Net increase in cash and cash equivalents	1,392,053	899,404
Cash and cash equivalents at beginning of the period	25,564,351	1,559,728

Cash and cash equivalents at end of the period	$26,956,404	$2,459,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$4,491	$-

Non-cash investing and financing transactions:

Financing of insurance premiums by issuance of note payable	$293,625	$-
Cancellation of note payable for insurance premiums	$55,220	$-
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$15,295,841	$-
Conversion of Series A preferred stock to common stock	$2,872	$-
Fair value of derivatives issued in connection with issuance of Series A preferred stock	$-	$1,158,779
Fair value of derivative warrants issued to lenders in connection with issuance of subordinated promissory notes	$-	$83,363
Fair value of warrants issued in connection with deferred financing costs	$-	$41,681
Fair value of derivative warrants issued for offering costs in connection with the issuance of Series A preferred stock	$-	$163,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation) formerly Camp Nine, Inc., is a clinical-stage, publicly traded biopharmaceutical company developing novel versions of proven drug products together with new molecules that potentially address areas of high unmet medical need in the treatment of pain. The Company has a diversified portfolio of four lead products at various stages of development including LevoCap ER, its abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; d-Methadone, its N-methyl-D-aspartate (“NMDA”) receptor antagonist for neuropathic pain; BuTab, its oral dosage form of the opioid analgesic buprenorphine; and MepiGel, its orphan drug designated topical formulation of the local anesthetic mepivacaine.

In May, 2014, Relmada completed a reverse merger whereby the shareholders of the subsidiary, Relmada Therapeutics, Inc. (“RTI”), (a Delaware corporation), exchanged their common shares on a ten for one basis for Relmada common shares. As a result of the reverse merger, the shareholders of RTI became the principal stockholders of Relmada. Relmada was considered the acquirer for accounting and financial reporting purposes. The statements of operations reflects the activities of RTI from the commencement of its operations on May 24, 2004.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and June 30, 2014:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Derivative liabilities - warrant instruments	$-	$-	$24,466,995	$24,466,995

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$25,586,933	$25,586,933

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	March 31,	March 31,
	2015	2014
Beginning balance	$25,586,933	$17,639,614
Change in fair value of derivative liabilities included in net loss	14,175,903	(6,313,153)
Initial valuation of derivative liabilities upon issuance of new derivatives	-	1,447,438
Transfer of fair value of derivative liabilities to additional paid-in capital upon exercise of warrants	(15,295,841)	-
Ending balance	$24,466,995	$12,773,899

Derivatives

All derivatives are recorded at fair value on the balance sheets. The derivative liabilities consist of warrant liabilities for which there is no current market for these securities. As such, the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. Fair values for securities traded in the open market and derivatives are based on quoted market prices. There were no transfers in or out of Level 3 in the fair value hierarchy for any reported period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2015 and June 30, 2014, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions as of March 31, 2015 and June 30, 2014. Open tax years subject to potential examination by the applicable taxing authority, for the Company are from 2012 through 2014.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. Compensation expense for warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense is subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. The Company reviews its agreements and the future performance obligation with respect to the unvested warrants for its vendors or consultants. When appropriate, the Company will expense the unvested warrants at the time when management deems the service obligation for future services has ceased.

Net Income (Loss) per Common Share

Basic net income (loss) per common share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per common share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share plus the dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of Class A convertible preferred stock, Series A preferred stock, restricted common stock, warrants and stock options. When there is a loss, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the three and nine months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount
Basic EPS	$(2,462,961)	53,696,647	$(0.05)	$6,493,830	3,286,369	$1.98
Dilutive effect of stock options	-	-	-	-	799,463	$(0.10)
Dilutive effect of warrants	-	-	-	-	5,676,860	$(0.72)
Dilutive effect of Series A preferred stock	-	-	-	-	5,830,340	$(0.74)
Diluted EPS	$(2,462,961)	53,696,647	$(0.05)	$6,493,830	15,593,032	$0.42

	Nine months ended March 31, 2015			Nine months ended March 31, 2014
	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic EPS	$(26,846,032)	48,353,389	$(0.56)	$(238,206)	2,455,712	$(0.10)
Dilutive effect of stock options	-	-	-	-	-	-
Dilutive effect of warrants	-	-	-	-	-	-
Dilutive effect of restricted stock	-	-	-	-	-	-
Dilutive effect of Series A preferred stock	-	-	-	-	-	-
Diluted EPS	$(26,846,032)	48,353,389	$(0.56)	$(238,206)	2,455,712	$(0.10)

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

For the three and nine months ended March 31, 2015 and 2014, the following potentially dilutive securities were excluded from the computation of diluted net income or (loss) per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31, 2015	March 31, 2014
Stock options	4,370,671	1,149,760
Restricted common stock	370,000	-
Common stock warrants	26,824,971	18,751
Class A convertible preferred stock	464,888	-
	32,030,530	1,168,511

	Nine months ended
	March 31, 2015	March 31, 2014
Stock options	4,370,671	3,015,171
Restricted common stock	370,000	-
Common stock warrants	26,824,971	8,299,305
Series A preferred stock	-	13,604,128
Class A convertible preferred stock	464,888	-
	32,030,530	24,918,604

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation. The amendments in this update apply to reporting entities that grant their employees stock-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of consolidated operations, consolidated financial position, or cash flows of the Company.

NOTE 3 - NOTE PAYABLE

In July 2014, the Company entered into a note payable of $293,625 to finance an insurance policy. The financing agreement had eight monthly installments, each of approximately $37,100. The interest rate was 2.95% per annum. At March 31, 2015, the Company paid off the entire amount of the note payable. In July 2014, the Company also cancelled its previous insurance policy, which resulted in the cancellation of a $55,220 note payable.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the Series A preferred stock, and certain detachable warrants issued in connection with the subordinated promissory notes payable and equity offerings from 2012 to 2014, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. Upon the reverse merger in May 2014, the Series A preferred stock, subordinated promissory notes including accrued interest were converted to common stock. The fair market value of the warrants at the time of the reverse merger was transferred to additional paid-in capital and the derivative liabilities were reduced to zero. At March 31, 2015 and June 30, 2014, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at March 31, 2015 and June 30, 2014.

The following is a summary of the assumptions used in the valuation model at March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014
Common stock issuable upon exercise of warrants	12,872,849	30,036,648
Market value of common stock on measurement date (1)	$2.95	$2.00
Exercise price	$1.50 and 2.25	$1.50 and 2.25
Risk free interest rate (2)	1.4%	1.6%
Expected life in years	4.2	0.3 and 4.9
Expected volatility (3)	73%	71% and 73%
Expected dividend yields (4)	None	None

(1)	Quoted market value of the common stock.
(2)	The risk-free interest rate was determined by management using the 1 to 5 year Treasury Bill as of the measurement date, when applicable.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

During the nine months ended March 31, 2015, 10,169,575 A warrants were exercised and 6,994,224 A warrants expired. See Note 2, Fair Value on a Recurring Basis. The following were the summary of the assumptions at the transactions dates for the warrant exercises during the nine months ended March 31, 2015.

Common stock issuable upon exercise of warrants	10,169,575
Market value of common stock on measurement date	$3.00
Exercise price	$1.50
Risk free interest rate	1.4%
Expected life in years	0.0
Expected volatility	71.2%
Expected dividend yields	None

NOTE 5 - EQUITY

Exercise of warrants for cash

During the nine months ended March 31, 2015, shareholders from the May and June 2014 equity offerings exercised warrants to purchase 10,169,575 shares of common stock at $1.50 exercise price that resulted in net proceeds of $13,423,800 to the Company, net of approximately $1,830,500 of fees.

During the nine months ended March 31, 2015, three consultants exercised their warrants to purchase 24,000 shares of common stock. The Company received proceeds of $19,200.

Common stock issued for services

During the nine months ended March 31, 2014, the Company incurred approximately $25,600 of stock-based compensation related to common stock issued for services.

During the nine months ended March 31, 2015, the Company issued 374,998 shares of common stock for consulting services that had a fair market of approximately $1,110,000 based upon the stock price at the dates of issuance, which the Company recorded as stock-based compensation - general and administrative expense.

The Company is obligated to issue 125,002 shares of common stock divided equally over three quarterly installments commencing in June 2015 for consulting services. The Company records these share issuances at the applicable fair value of the common stock at the date of issuance.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Common stock issued for an acquisition

At March 31, 2014, the Company issued 2,500,000 shares of common stock in exchange for all the outstanding stock of Medeor whose only asset was a research and development project. The transaction was valued at its fair value of $3,750,000 and was expensed to research and development expense. The fair value of the shares was determined by a third party valuation firm. The Company’s Chief Executive Officer was a shareholder of Medeor.

Stock-based compensation - options

The Company has established the 2014 Stock Option Plan (the “Plan”), which allows for the granting of common stock awards, restricted stock, stock appreciation rights, incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, consultants and advisors. The Plan allows for the granting of 8,058,844 shares under the Plan. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2015, there were 3,318,173 shares available for future grants under the Plan.

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

The Company uses the simplified method for stock-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. The following summarizes the stock options of the Company for the nine months ended March 31, 2015:

	Number of Units	Weighted Average Exercise Price For Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2014	3,365,171	$1.11	8.6	$5,238,000
Granted	1,005,500	$2.74	9.8	$221,500
Outstanding and expected to vest at March 31, 2015	4,370,671	$1.49	8.8	$6,185,300
Options exercisable at March 31, 2015	1,291,436	$0.96	8.2	$2,575,400

At March 31, 2015, the Company has unrecognized stock-based compensation expense of approximately $3,131,100 related to stock options will be recognized over approximately 2.7 years. The unrecognized cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of the stock options granted for the nine months ended March 31, 2015 and 2014 was $1.83 per share and $1.34 per share, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three and nine month periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Research and development	$114,900	$30,000	$260,700	$36,700
General and administrative	128,900	35,400	339,400	411,100
Total stock-based compensation	$243,800	$65,400	$600,100	$447,800

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

The following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the three and nine months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Risk free interest rate	1.6%	1.5 to 1.6%	1.6 to 1.8%	1.4 to 1.6%
Dividend yield	0%	0%	0%	0%
Volatility	76%	76%	72% to 76%	76% to 80%
Expected term (in years)	6.25	6.25	6.25	6.25

During the nine months ended March 31, 2015, the Company granted 370,000 shares of restricted stock to employees which will be issued upon vesting. The restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $1,034,800, related to these restricted stock grants which will be recognized over approximately 3.7 years. The unrecognized cost will be recognized over the remaining vesting period. The fair value per share of the restricted stock granted during the nine months ended March 31, 2015 was $2.80.

Stock-Based Compensation - warrants

At March 31, 2015, there is no unrecognized stock-based compensation expense related to warrants. There were no warrants granted for compensation for the three and nine months ended March 31, 2015. The fair value per share of the stock warrants granted for the nine months ended March 31, 2014 was $1.91.

The outstanding warrants at March 31, 2015 and June 30, 2014 were 26,824,971 and 43,144,557, respectively, and had a weighted average exercise price of $1.12 per share and $1.28 per share, respectively. During the nine months ended March 31, 2015, 10,169,575 A warrants were exercised and 6,994,224 A warrants expired. In addition, during November 2014, the Company reissued to the founder, his previously canceled warrants for 868,213 warrants to purchase common stock with an exercise price of $0.80 per share and a 5 year term. During the nine months ended March 31, 2015, three consultants exercised 24,000 warrants in aggregate with an exercise price of $0.80 per share.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has an advisory agreement with Jamess Capital Group, LLC, (“Advisory Firm”), a consulting firm affiliated with Mr. Seth, who is the Lead Director of the Company, to provide non-investment banking related advisory services. The Advisory Firm is due a monthly fee of $12,500.

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with its placement agent (“Placement Agent”), of which a Director of the Company is also the Head of its Healthcare Investment Banking team for the May and June 2014 offerings. The Company agreed to pay the Placement Agent a cash commission in the amount of ten percent of the gross proceeds of the offerings as well as a non-accountable expense reimbursement equal to two percent that resulted in payments of approximately $1,830,500. The Company agreed to pay the Placement Agent a non-refundable advisory fee of $25,000 monthly from May 2014 through May 2015.

NOTE 7 - COMMITMENTS AND CONTINENCIES

Research and development contracts

At March 31, 2015, the Company has $2,800,000 in commitments, primarily for research and development contracts to clinical research organizations through December 2015.

Note 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued for subsequent event disclosure consideration. In April 2015, a warrant holder exercised 7,813 warrants for the purchase of common stock at an exercise price of $0.80. The Company received approximately $6,300.

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

Relmada Therapeutics Inc. (“Relmada” or the “Company”) (a Nevada corporation) is a clinical-stage, publicly traded biopharmaceutical company developing novel versions of proven drug products together with new molecules that potentially address areas of high unmet medical need in the treatment of pain.

In May 2014, Relmada completed a reverse merger whereby the shareholders of the subsidiary, Relmada Therapeutics, Inc. (“RTI”), (a Delaware corporation), exchanged their common shares on a ten for one basis for Relmada common shares. As a result of the reverse merger, the shareholders of RTI became the principal stockholders of Relmada. Relmada was considered the acquirer for accounting and financial reporting purposes. The statements of operations reflects the activities of RTI from the commencement of its operations on May 24, 2004.

We are developing drugs for treatment of pain. We have product candidates with potential indications for the treatment of moderate to severe chronic pain, cancer-associated chronic pain and neuropathic pain. One of our drug candidates also has commercial potential for opioid dependency therapy. As of now, none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the FDA in the United States and similar organizations elsewhere in the world.

We have a diversified portfolio of four products at different stages of development for the treatment of pain. d-Methadone is the d optical isomer of racemic methadone and an antagonist at the N-methyl-D-aspartate (“NMDA”) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics.

LevoCap ER, our most advanced product is a proprietary extended release (“ER”) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system. BuTab is a proprietary oral dosage form of the Schedule III (C-III) opioid, buprenorphine. MepiGel is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of postherpetic neuralgia and painful HIV-associated neuropathy that has received two FDA Orphan Drug Designations providing for 7 years market exclusivity upon marketing, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia.”

Below is a summary of our product development:

d-Methadone: We have successfully secured manufactured GMP d-Methadone as an active pharmaceutical ingredient (“API”). d-Methadone has a significant amount of existing clinical data, however we cannot exclude that additional pre-clinical studies might be necessary before approval. We initiated the first of two Phase I pharmacokinetic and pharmacodynamics studies in healthy volunteers that will provide safety, pharmacokinetics and dose information to be used for the Phase II proof of concept clinical trial in patients with neuropathic pain. In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This is a Single Ascending Dose (“SAD”) study that will be followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies are designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy subjects. The currently ongoing SAD study is investigating the safety and tolerability of single escalating oral doses of d-Methadone and determine the maximum tolerated dose for single drug administration. In the MAD study, healthy subjects are to receive daily oral doses of d-Methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, d-Methadone demonstrated a safe profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore higher doses of d-Methadone. The data from these studies will inform the design of a subsequent Phase II proof of concept study in neuropathic pain.

BuTab: We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we have obtained approval from Canadian Regulatory authorities and to perform a pharmacokinetic study in healthy volunteers. We initiated a study in April 2015.

MepiGel: We have completed a battery of animal studies to characterize the effects of the product in pain models and assess the time course of systemic absorption of mepivacaine. Most recently, we have developed and tested in vitro and ex vivo, a number of candidate formulations in order to select the optimal forms to move into clinical development, based on their permeation profile. We are planning to generate GMP batches required for the Phase I portion of the development, file a CTA with Health Canada and start the Phase I trial during 2015.

LevoCap ER: LevoCap ER is an extended release, abuse deterrent, patent-protected formulation of levorphanol being developed by Relmada using the 505(b)(2) strategy. We continue preparing the Phase III development program and are planning to submit a request to the FDA to discuss the final pathway to the NDA for this product. In preparation for pivotal trials that we plan to perform in the United States, we are selecting the final formulation and are planning to generate the necessary GMP batches.

Results of Operations

For the Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014

Research and Development Expense

Research and development expense for the three months ended March 31, 2015 was approximately $2,274,800 compared to $215,800 for the three months ended March 31, 2014, an increase of $2,059,000. The increase is attributable to additional clinical activities during the three months ended March 31, 2015 as compared to the comparable period. In addition, stock-based compensation expense, a non-cash expense, for the three months ended March 31, 2015 was approximately $114,900, as compared to $30,000 for the three months ended March 31, 2014, a difference of $84,900. This increase relates to additional employees in the three months ended March 31, 2015, and the issuance of stock-based awards to those employees.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2015 was approximately $2,293,100 compared to approximately $496,100 for the three months ended March 31, 2014, an increase of $1,797,000. The increase primarily relates to professional fees and consulting services of approximately $791,300, salaries of approximately $412,900, financial advisory fees of $75,000 paid to a related party, and insurance of approximately of $71,200. In addition, stock-based compensation, a non-cash expense, for the three months ended March 31, 2015 was approximately $239,300 as compared to approximately $44,200 for the three months ended March 31, 2014, an increase of $195,100 which primarily relates to additional employees for the three months ended March 31, 2015 and the granting of stock-based awards to those employees. Also, for the three months ended March 31, 2015, the Company issued 41,666 shares of common stock for consulting services that had a fair market value of approximately $110,400.

Other Income (Expense)

The change in the fair value of derivative liabilities was an unrealized gain of approximately $2,102,600 for the three months ended March 31, 2015, as compared to an unrealized gain of approximately $7,329,500 for the comparable period in 2014, a decrease of $5,226,900. The fiscal year 2015 derivative liabilities included warrants sold with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the three months ended March 31, 2015 was approximately $100 compared to $123,800 for the three months ended March 31, 2014. In 2013, the Company issued subordinated 8% promissory notes (“Notes”). The Notes were satisfied in full in connection with the Share Exchange. Interest expense for the three months ended March 31, 2015, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2015 since there was a loss. The Company did not provide for income taxes for the three months ended March 31, 2014 since non-cash income from the derivative is not included in taxable income.

Net (Loss) Income per Common Share

The net (loss) income for the Company for the three months ended March 31, 2015 and 2014 was a net loss of approximately $(2,463,000) and net income of approximately $6,493,800, respectively. The Company had net loss of $0.05 per weighted average common share - basic and a net income of $1.98 per weighted average common share - basic for the three months ended March 31, 2015 and 2014, respectively. The Company had net loss of $0.05 per weighted average common share - diluted and a net income of $0.10 per weighted average common share - diluted for the three months ended March 31, 2015 and 2014, respectively.

For the Nine Months Ended March 31, 2015 versus the Nine Months Ended March 31, 2014

Research and Development Expense

Research and development expense for the nine months ended March 31, 2015 was approximately $5,007,700 compared to $4,755,900 for the nine months ended March 31, 2014, an increase of approximately $251,800. For the nine months ended March 31, 2014, the primary expense was a non-cash expense of $3,750,000 related to the merger with Medeor. This transaction occurred by the exchange of Medeor’s shares for the issuance of Company’s common stock at fair market value.  Following the transaction, Medeor ceased and the Company continued as the surviving corporation. The Company increased its clinical activities during the nine months ended March 31, 2015 as compared to the comparable period. In addition, stock-based compensation, a non-cash expense, for the nine months ended March 31, 2015 was approximately $145,800, as compared to $6,700 for the nine months ended March 31, 2014, a difference of $139,100. This increase relates to additional employees for the nine months ended March 31, 2015 and the granting of stock-based awards to those employees.

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2015 was approximately $7,667,600 compared to approximately $1,493,000 for the nine months ended March 31, 2014, an increase of $6,174,600. The primary differences relates to an increase of professional fees and consulting services of approximately $3,803,600, salaries of approximately $928,500, insurance of approximately $287,900, financial advisory of approximately $225,000 and rent of approximately of $102,100. In addition, this was partly offset by a reduction in related party strategic advisory fees incurred of $250,000. Also, stock-based compensation, a non-cash expense, for the nine months ended March 31, 2015 was approximately $1,449,400 as compared to approximately $436,700 for the nine months ended March 31, 2014, a difference of $1,012,700. In addition, for the nine month ended March 31, 2015, the Company issued 374,998 shares of common stock for consulting services that had a fair market value of approximately $1,110,000.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss of $14,175,900 for the nine months ended March 31, 2015, as compared to a non-cash unrealized gain of $6,313,200 for the comparable period in 2014. The derivative liabilities for 2014 resulted from an anti-dilution feature that were included in the Series A preferred stock unit offerings and also the note offerings (both equity instruments were converted to common stock upon the Share Exchange) that were issued during 2012 and 2013. The derivative liabilities for fiscal 2015, included warrants sold with the May 2014 and June 2014 offerings. Approximately 6,994,200 A warrants expired in October 2014 and approximately 10,169,600 A warrants were exercised during the nine months ended March 31, 2015. The derivative liability will decrease to zero when all the warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The Company will record the fair market value at the date when those warrants have expired, exercised or when the anti-dilution is eliminated and such amount will reduce the derivative liability. The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the nine months ended March 31, 2015 was approximately $4,500 compared to $302,400 for the nine months ended March 31, 2014, a difference of $297,900. In 2013, the Company issued subordinated 8% promissory notes. The promissory notes were satisfied in full in connection with the Share Exchange. Interest expense for the nine months ended March 31, 2015, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the nine months March 31, 2015 since there was a loss.

Net Loss per Common Share

The net loss for the nine months ended March 31, 2015 and 2014 was approximately $26,846,000 and approximately $238,200, respectively, or $(0.56) and $(0.10), respectively, per weighted average common share, basic and diluted.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future.  We have incurred losses from inception to March 31, 2015 of approximately $82,164,700 that includes non-cash charges. We have generated negative cash flows from operations since inception. We expect to incur increasing expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at March 31, 2015 of approximately $26,956,400, the Company can fund future operations until the end of calendar year 2016. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

	For the Nine Months Ended December 31,
	2015	2014
Cash used in operating activities	$(11,737,904)	$(1,846,500)
Cash used in investing activities	(19,456)	(9,470)
Cash provided by financing activities	13,149,413	2,755,374
Net increase in cash and cash equivalents	$1,392,053	$899,404

For the nine months ended March 31, 2015, cash used in operating activities was approximately $11,737,900 primarily due to the net loss for the nine months ended March 31, 2015, of approximately $26,846,000, partially offset by non-cash expenses including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $15,891,900. For the nine months ended March 31, 2014, cash used in operating activities was approximately $1,846,500 due to the net loss of approximately $238,200 and various other non-cash operating activity transactions which decreased net loss.

Net cash provided by financing activities for the nine months ended March 31, 2015, was approximately $13,149,400 and was primarily from warrant exercises of approximately $13,433,000. In addition, the Company paid principal payments of notes that the Company financed for a directors and officers’ insurance policy for the nine months ended March 31, 2015 of approximately $293,600. Net cash provided by financing activities for the nine months ended March 31, 2014 was approximately $2,755,400 and was primarily from proceeds of approximately $2,299,300 for issuance of common stock and warrants from the Series A preferred stock and proceeds of $501,600 for the issuance of 8% subordinated debt, net of deferred financing cost, less payment of deferred offering costs of $45,500.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2015, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 8 in our Transition Report on Form 10-K for the six months ended June 30, 2014 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Transition Report on Form 10-K for the six months ended June 30, 2014. In addition, At March 31, 2015, the Company has $2,800,000 in commitments, primarily for research and development contracts to clinical research organizations through December 2015.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2015 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Research and development expenses,
●	Stock-based compensation expenses; and
●	Fair value of derivative liabilities

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, the Company issued 41,666 shares of common stock having a fair market value of approximately $110,400 ($2.65 per share) in exchange for consulting services.

During the three months ended March 31, 2015, the Company received $10,000 and issued 12,500 shares of common stock resulting from a consultant exercising their warrants at $0.80 per share.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election Of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Until now, all drug development responsibilities at Relmada have been handled by the team led by Dr. Eliseo Salinas, President and CSO, and Dr. Richard Mangano, SVP of Clinical Development.  On May 14, 2015, Dr. Salinas submitted his resignation to pursue other opportunities.  The separation is amicable and Relmada is not seeking a replacement for Dr. Salinas who will leave the company effective May 20, 2015.  There are no changes in the company’s plans moving forward and the development team will be led by Dr. Mangano who continues in his position.  Dr. Mangano has extensive experience leading global R&D programs in pharmaceutical companies including Hoffmann-La Roche, Lederle Laboratories, Wyeth Research and Adolor Corporation.  Dr. Mangano’s expertise includes multiple IND submissions and NDA approvals in psychiatry, neurology and gastrointestinal therapeutic areas. Dr. Mangano is also an adjunct professor in the Department of Pharmacology and Physiology at the Drexel University School of Medicine.  Relmada believes that its existing development team under the leadership of Dr. Mangano is well equipped to execute the company’s strategic and operational level product development plans.

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

May 15, 2015

