Form 10-Q
period 2015-09-30
RELMADA THERAPEUTICS, INC.
filed 2015-11-06
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-____

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, Suite 2018 New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 376-5776

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

As of November 6, 2015, there were 11,552,071 shares of common stock outstanding.

Relmada Therapeutics, Inc.

Index

		Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	2
	Unaudited Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015	2
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2015 and 2014	3
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2015 and 2014	4-5
	Notes to Unaudited Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22

ITEM 1.     FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$19,165,437	$22,469,960
Prepaid expenses	884,916	1,497,911
Total current assets	20,050,353	23,967,871

Fixed assets, net	22,268	23,911
Other assets	411,885	400,825

Total assets	$20,484,506	$24,392,607

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,149,997	$835,285
Accrued expenses	614,531	482,267
Note payable	176,448	263,752
Derivative liabilities	4,708,030	14,001,369

Total current liabilities	6,649,006	15,582,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 71,672 and 71,672 shares issued and outstanding	72	72
Common stock, $0.001 par value,100,000,000 shares authorized, 11,014,155 and 10,778,474 shares issued and outstanding, respectively	11,014	10,778
Additional paid-in capital	85,283,515	84,921,327
Accumulated deficit	(71,459,101)	(76,122,243)

Total stockholders’ equity	13,835,500	8,809,934

Total liabilities and stockholders’ equity	$20,484,506	$24,392,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Operating expenses:
Research and development	$(2,865,586)	$(718,974)
General and administrative	(1,764,013)	(3,003,603)
Total operating expenses	(4,629,599)	(3,722,577)
Loss from operations	(4,629,599)	(3,722,577)

Other income (expense):
Change in fair value of derivative liabilities	9,293,339	(26,114,720)
Interest income	1,044	2,117
Interest expense	(1,642)	(3,268)
Total other income (expenses)	9,292,741	(26,115,871)

Net income (loss)	$4,663,142	$(29,838,448)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$4,663,142	$(29,838,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,953	3,594
Common stock issued for services	78,920	874,999
Stock-based compensation	283,504	157,990
Change in fair value of derivative liabilities	(9,293,339)	26,114,720
Changes in operating assets and liabilities:
Prepaid expenses and other assets	601,935	(11,059)
Accounts payable	314,712	(121,365)
Accrued expenses	132,264	497,474
Net cash used in operating activities	(3,215,909)	(2,322,095)
Cash flows from investing activities
Purchase of fixed assets	(1,310)	(10,670)
Net cash used in investing activities	(1,310)	(10,670)
Cash flows from financing activities
Net proceeds from the exercise of warrants	-	4,307,676
Principal payments of note payable	(87,304)	(148,441)
Net cash (used in) provided by financing activities	(87,304)	4,159,235
Net (decrease) increase in cash and cash equivalents	(3,304,523)	1,826,470
Cash and cash equivalents at beginning of the period	22,469,960	25,564,351

Cash and cash equivalents at end of the period	$19,165,437	$27,390,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,642	$3,268

Non-cash investing and financing transactions:

Issuance of common stock resulting from cashless exercise of warrants	$220	-
Financing of insurance premiums by issuance of note payable	$-	$293,625
Cancellation of note payable for insurance premiums	$-	$55,220
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$-	$4,884,633

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

Relmada Therapeutics, Inc. (“RTI”) (a Delaware corporation) which was previously a private company commenced operations in May 2004. In May 2014, RTI completed a share exchange (the “Share Exchange”) with Camp Nine, Inc., a publicly traded Nevada corporation that was formed in May 2012. In July 2014, we changed the name of Camp Nine, Inc. to Relmada Therapeutics, Inc. At the Share Exchange, RTI shareholders exchanged 10 shares of RTI common stock for one share of the Company’s common stock. As a result of the Share Exchange, RTI’s shareholders acquired the majority of the Company’s issued and outstanding capital stock. RTI became the Company’s subsidiary.

The Share Exchange was accounted for as a “reverse merger" rather than a business combination, wherein Relmada is considered the acquirer for accounting and financial reporting purposes. The business and operations prior to the Share Exchange reflects that of RTI.

On August 12, 2015, the Company completed a one-for-five reverse stock and reduced the authorized common stock to 100,000,000 common shares. The consolidated financial statements reflects a retroactive adjustment for the reverse stock split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts payable, derivative liabilities and note payable. Due to the short-term nature of cash, accounts payable, derivative liabilities and note payable, the carrying amounts of these assets and liabilities approximate their fair value. Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and June 30, 2015:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Derivative liabilities - warrant instruments	$-	$-	$4,708,030	$4,708,030

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Derivative liabilities - warrant instruments	$-	$-	$14,001,369	$14,001,369

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	September 30,	September 30,
	2015	2014
Beginning balance	$14,001,369	$25,586,933
Change in fair value of derivative liabilities included in net (income) loss	(9,293,339)	26,114,720
Transfer of fair value of derivative liabilities to additional paid-in capital upon exercise of warrants	-	(4,884,633)
Ending balance	$4,708,030	$46,817,020

Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2015 and June 30, 2015, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2015 and June 30, 2015. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2012 through 2014.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award over the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. Compensation expense for warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense is subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. The Company reviews its agreements and the future performance obligation with respect to the unvested warrants for its vendors or consultants. When appropriate, the Company will expense the unvested warrants at the time when management deems the service obligation for future services has ceased.

Net Loss per Common Share

Basic net income or loss per common share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per common share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of Class A convertible preferred stock, restricted stock, warrants for the purchase of common stock and stock options.

For the three months ended September 30, 2014, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following are common stock equivalents at September 30, 2014:

Class A convertible preferred stock	667,462
Common stock warrants	7,977,627
Common stock options	698,435
Total	9,343,524

Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$4,663,142	10,804,073	$0.43	$(29,838,448)	8,145,430	$(3.66)
Dilutive effect of exercise of stock options	-	144,633	(0.01)	-	-	-
Dilutive effect of exercise of warrants	-	1,913,507	(0.08)	-	-	-
Dilutive effects of convertible preferred stock	-	71,672	(0.0)	-	-	-
Vested restricted common stock	-	3,500	(0.00)	-	-	-
Diluted EPS	$4,663,142	12,937,385	$0.36	$(29,838,448)	8,145,430	$(3.66)

Recent Accounting Pronouncements - The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of consolidated operations, consolidated financial position, or cash flows of the Company.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2015	June 30, 2015
Rent	$43,100	$450,700
Research and development	358,800	565,100
Insurance	283,000	337,100
Taxes	82,000	82,000
Other	118,000	63,000
Total	$884,900	$1,497,900

NOTE 4 - NOTES PAYABLE

In June 2015, the Company entered into a note for approximately $263,800 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.8% per annum. At September 30, 2015 and June 30, 2015, the note payable outstanding balance was approximately $176,400 and $263,800, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expensed expenses consisted of the following (rounded to nearest $00):

	September 30, 2015	June 30, 2015
Research and development	$281,600	$247,500
Professional fees	171,000	60,300
Compensation	117,000	116,600
Other	44,900	57,900
Total	$614,500	$482,300

NOTE 6 - DERIVATIVE LIABILITIES

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative liabilities included B warrants and agent warrants that have a down-round protection provision was calculated with the Black-Scholes Option pricing model

The following is a summary of the assumptions used in the valuation model of the derivative liabilities at September 30, 2015 and June 30, 2015:

	At September 30,	At June 30,
	2015	2015
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$4.90	$10.15
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (2)	0.9%	1.6%
Expected life in years	3.7	3.9
Expected volatility (3)	75%	70%
Expected dividend yields (4)	None	None

(1)	The market value is the calculated fair value of the common stock pursuant to the valuation technique as described above.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Exercise of warrants for cash

During the three months ended September 30, 2014, shareholders from the May and June 2014 equity offerings exercised warrants to purchase 651,285 shares of common stock. The Company received net proceeds of approximately $4,298,500, net of approximately $586,200 of offering costs.

During the three months ended September 30, 2014, two consultants’ exercised warrants to purchase 2,300 shares of common stock. The Company received proceeds of $9,200.

Exercise of warrants for non-cash

During the three months ended September 30, 2015, the Company issued approximately 220,000 shares of common stock resulting from the exercise on a non-cash basis of approximately 257,000 warrants.

Common stock issued for services

During the three months ended September 30, 2015 and 2014, the Company issued 15,834 and 58,333 shares of common stock for consulting services that had a fair market of approximately $78,900 and approximately $875,000 based upon the stock price at the dates of issuance. The Company recorded stock-based compensation to general and administrative expense. The Company has a remaining obligation to issue 8,330 shares of common stock in December 2015.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At September 30, 2015, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2015, 764,624 shares were available for future grants under the Plan.

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

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for stock-based compensation in its option-pricing model. The Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

During the three months ended September 30, 2015, the Company granted a director, options to purchase 25,765 shares of common stock. The options have a ten year term and an exercise price of $8.45 per share. 25% of the options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The fair value of the options at the grant date was approximately $5.59 per share using the Black-Scholes Option pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2015, the Company has unrecognized stock-based compensation expense of approximately $2,438,100 related to unvested stock options over the weighted average remaining service period of 2.9 years. The weighted average fair value of options granted during the three months ended September 30, 2015 and 2014, was approximately $5.59 and $8.87 per share respectively, on the date of grant using the Black-Scholes option pricing model. A summary of the changes in options during the three months ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2015	777,630	$7.44	8.6	$2,787,000
Granted	25,765	$8.45	9.7	-
Forfeited	(50,250)	7.51	-	-
Outstanding and expected to vest at September 30, 2015	753,145	$7.47	8.4	$335,800
Options exercisable at September 30, 2015	288,266	$4.87	7.7	$215,100

Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014
Risk free interest rate	1.7%	1.8%
Dividend yield	0%	0%
Volatility	74%	73%
Expected term (in years)	6.25	6.25

A summary of the changes in restricted stock awards during the three months ended September 30, 2015, is as follows:

	Number of Shares	Weighted Average Price Per Share
Unvested restricted stock awards at June 30, 2015	94,000	$13.95
Vested	(3,500)	$13.45
Unvested restricted stock awards at September 30, 2015	90,500	$13.70

There were no restricted stock awards granted during the three months ended September 30, 2015. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $1,055,100 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 3.3 years.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Research and development	$52,300	$83,300
General and administrative	231,200	74,700
Total	$283,500	$158,000

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the changes in outstanding warrants during the three months ended September 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding and vested at June 30, 2015	5,362,183	$5.60	3.7
Exercised	(257,314)	$1.03	-
Outstanding and vested at September 30, 2015	5,104,869	$5.87	3.4

At September 30, 2015, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At September 30, 2015, the aggregate intrinsic value of warrants that have vested and are outstanding is approximately $8,397,400.

NOTE 8 - RELATED PARTY TRANSACTIONS

Advisory Firm

On October 12, 2012, the Company entered into an advisory agreement with Jamess Capital Group, LLC, (“Advisory Firm”) a consulting firm affiliated with Mr. Seth, who was the former Lead Director of the Company, to provide non-investment banking related advisory services. The Advisory Firm was due a monthly fee of $12,500.The Advisory Agreement was terminated effective June 30, 2015.

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with Laidlaw & Company (UK) Ltd (“Placement Agent”) for the May and June 2014 offering. The Company agreed to pay the Placement Agent a cash commission in the amount of ten percent of the gross proceeds of the offerings as well as a non-accountable expense reimbursement equal to two percent.

The Company was obligated to pay the Placement Agent a non-refundable financial advisory fee of $25,000 monthly for six months commencing in May 2014. In addition, for their services for the May 2014 and June 2014 offering, the Placement Agent was paid approximately $62,000 for their commission and non-accountable fees. Pursuant to the agreement, the amount due to the Placement Agent as of September 30, 2014, was approximately $536,600 and was recorded in accrued expenses in the consolidated balance sheet. The Company extended the financial advisory agreement to May 2015 and then the agreement expired.

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agreed to pay Mr. Seth $12,500 per month.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINENCIES

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

Lawsuit Brought by a Former Officer: In 2014, the Company dismissed with prejudice of its lawsuit against Najib Babul, which had sought to compel Mr. Babul, the Company’s former President and sole stockholder, to account for questionable expenditures of the Company funds made while Babul controlled the Company. The Company’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of the Company being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, the Company was paying all the lawyers and consultants on both sides of the dispute. The Company also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI, for shares in the Company.

Babul has brought a second lawsuit against the Company, making claims for breach of contract, defamation, intentional infliction of emotional distress, and wrongful use of civil process. The Company’s motion to dismiss Babul’s claims has been briefed and argued but not yet decided by the United States District Court for the Eastern District of Pennsylvania. Management believes that, even if the litigation is permitted to proceed, the Company will have good defenses to all of Babul’s claims. Management believes that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

Note 10 - SUBSEQUENT EVENTS

Registration Statement

On October 2, 2015, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and has not been declared effective by the Securities Exchange Commission.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. The Company cannot access any funds until the Company is up-listed to a National Stock Exchange.

Common Stock Issuances

Following are the common stock issuances subsequent to September 30, 2015:

Conversion of convertible preferred stock	71,672
Exercise on a non-cash basis, 454,072 warrants	447,744
Vested restricted stock	3,500
Consulting services	15,000
Total	537,916

Management has evaluated subsequent events and has concluded no other events warrant disclosure.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

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

Relmada Therapeutics, Inc. (“RTI”) (a Delaware corporation) which was previously a private company commenced operations in May 2004. In May 2014, RTI completed a Share Exchange with Camp Nine, Inc., a publicly traded Nevada corporation that was formed in May 2012. In July 2014, we changed the name of Camp Nine, Inc. to Relmada Therapeutics, Inc. At the Share Exchange, RTI shareholders exchanged 10 shares of RTI common stock for one share of our common stock. As a result of the Share Exchange, RTI’s shareholders acquired the majority of the Company’s issued and outstanding capital stock and RTI became the Company’s subsidiary.

The Share Exchange was accounted for as a “reverse merger" rather than a business combination, wherein Relmada is considered the acquirer for accounting and financial reporting purposes. The business and operations prior to the Share Exchange reflects that of RTI.

On August 12, 2015, the Company completed a one-for-five reverse stock and reduced the authorized common share to 100,000,000 common shares. The consolidated financial statements reflects a retroactive adjustment for the reverse stock split.

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

We have a diversified portfolio of four products at different stage of development for the treatment of pain. LevoCap ER, our most advanced product is a proprietary extended release (ER) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system. d-Methadone is the d optical isomer of racemic methadone and an antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics. MepiGel is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of postherpetic neuralgia and painful HIV-associated neuropathy. We have received two FDA Orphan Drug Designations which provide for 7 years market exclusivity upon marketing, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia.”, BuTab, is an oral dosage form of the partial opioid analgesic buprenorphine for the treatment of opioid addiction and chronic pain.

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

d-Methadone (dextromethadone, REL-1017)

Our most-advanced new chemical entity, d-Methadone (dextromethadone, REL-1017), is a novel, N-methyl-D-aspartate (NMDA) receptor antagonist being developed for the treatment of neuropathic pain. As a single isomer of racemic methadone, d-Methadone has been shown to possess NMDA antagonist properties with virtually no opioid activity at the expected therapeutic doses. The activation of NMDA receptors has been associated with neuropathic pain and it is expected that d-Methadone will have a role in pain management by blocking this activity. In contrast, racemic methadone is a long-acting narcotic producing typical opioid side effects used in the treatment of various pain states and as a substitution therapy in opioid addiction. In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This is a Single Ascending Dose (“SAD”) study that will be followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies are designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy subjects. The SAD study includes single escalating oral doses of d-Methadone to determine the maximum tolerated dose. In the MAD study, healthy subjects are to receive daily oral doses of d-Methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, d-Methadone demonstrated a safe profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore higher doses of d-Methadone. In June 2015, the Company successfully completed the SAD study and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The data from these studies will inform the design of a subsequent Phase II proof of concept study in patients with post herpetic neuropathic pain.

LevoCap ER (REL-1015)

Our most-advanced novel version of a proven drug product, LevoCap ER (REL-1015), is an extended release, abuse deterrent, and proprietary formulation of the opioid analgesic levorphanol, which is pharmacologically differentiated from morphine, oxycodone, and other strong opioids for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment. In particular, levorphanol binds to all three opioid receptor subtypes involved in analgesia (mu, kappa, and delta), the N-methyl-D-aspartate (NMDA) receptor and the norepinephrine and serotonin reuptake pumps, whereas morphine is relatively selective for mu sites. Due to the selectivity of morphine for mu receptors compared to levorphanol's ability to interact more potently with other relevant receptor subtypes, levorphanol could achieve analgesia in patients resistant to other strong opioids. In clinical studies, it has demonstrated a remarkably broad spectrum of analgesic activity against many different types of pain including neuropathic pain, post-surgical pain, and chronic pain in patients refractory to other opioids. We continue to scale up manufacturing and prepare for a Phase III development program and are planning to submit a request to the FDA to discuss the final regulatory and clinical plan for this product. In preparation for pivotal trial(s) that we plan to perform under a US IND, we are selecting the final formulation and are planning to generate the necessary GMP batches.

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

MepiGel (REL-1021)

Our third-most-advanced novel version of a proven drug product, MepiGel (REL-1021), is a proprietary topical dosage form of the local anesthetic mepivacaine for the treatment of painful peripheral neuropathies, such as painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy. Mepivacaine is an anesthetic (numbing medicine) that blocks the nerve impulses that send pain signals to the brain. It is chemically related to bupivacaine but pharmacologically related to lidocaine. Mepivacaine is currently indicated for infiltration, nerve block and epidural anesthesia. Relmada has received two FDA Orphan Drug Designations for mepivacaine, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia,” or PHN. We have selected the formulations to be advanced into clinical studies for MepiGel after the evaluation of results from in vitro and ex vivo studies comparing various topical prototypes of mepivacaine that were conducted by MedPharm Ltd, a specialist formulation development company recognized internationally for its expertise in topical and transdermal products. Relmada is planning single and multiple dose Phase I studies in healthy subjects with the selected MepiGel formulations. A toxicology study has been successfully completed in support of a Phase I and Phase II clinical studies. The data from these studies will inform the design of a subsequent Phase 2 proof of concept study in patients suffering from neuropathic pain.

Results of Operations

For the Three Months Ended September 30, 2015 versus September 30, 2014

Research and Development Expense

Research and development expense for the three months ended September 30, 2015 was approximately $2,865,600 compared to $719,000 for the three months ended September 30, 2014, a difference of approximately $2,146,600. The increase is primarily attributable to an increase of costs incurred in the following products:

•	$1,100,800 related to LevoCap ER
•	$658,400 related to d-Methadone
•	$342,800 related to BuTab
•	$166,600 related to MepiGel

The above increase were offset by a decrease in salaries of approximately $118,200.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2015 was approximately $1,764,000 compared to $3,003,600 for the three months ended September 30, 2014, a difference of $1,239,600. The primary reason relates to a decrease in professional fees of approximately $830,100, stock-based compensation of $646,100 and $75,000 due to the termination of an advisory firm agreement with the placement agent. Stock-based compensation for the three months ended September 30, 2015 decreased primarily due to less common shares issued to consultants at a lower fair market value. Salaries for the three months ended September 30, 2015 as compared to September 2014, increased by approximately $226,000 due primarily to the increase in employees.

Other Income (Expense)

The change in the fair value of derivative liabilities is a non-cash expense. For the three months ended September 30, 2015, the non-cash gain was approximately $9,293,300 as compared to non-cash loss of $26,114,700 for the comparable period in 2014. These liabilities resulted from an anti-dilution feature that were included in the warrants that were sold with the May 2014 and June 2014 offerings. The derivative liabilities will decrease to zero when all the warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The Company will record the fair market value at the date when those warrants have expired, exercised or when the anti-dilution is eliminated and such amount will reduce the derivative liabilities and increase additional paid-in-capital. The derivative liabilities are affected by factors which are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2015 or 2014. The income for September 30, 2015 was due to the change in the fair market of the derivative liabilities which is not included in taxable income. There was a loss for the three months ended September 30, 2014.

Income (Loss) per Common Share

The net income (loss) for the three months ended September 30, 2015 and 2014 was approximately $4,663,100 and ($29,838,500) or $0.43 weighted average per share, basic, and $(3.66) per weighted average common share, basic, respectively. For the three months ended September 30, 2015 and 2014, $0.36 weighted average per share, diluted and $(3.66) weighted average per share, diluted, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to September 30, 2015 of approximately $71,459,100 that includes non-cash charges of approximately $38,637,700. We have generated negative cash flows from operations since inception. We expect to incur increasing expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at September 30, 2015, of approximately $19,165,400, the Company can fund future operations until the end of calendar year 2016. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

On October 2, 2015, we filed a shelf registration statement on Form S-3 (the “Registration Statement”).  The Registration Statement has not been declared effective by the Securities and Exchange Commission. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co (“CF”). The Company cannot access any funds until the Company is up-listed to a National Stock Exchange.

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

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Three Months Ended September 30,
	2015	2014
Cash used in operating activities	$(3,215,909)	$(2,322,095)
Cash used in investing activities	(1,310)	(10,670)
Cash (used in) provided by financing activities	(87,304)	4,159,235
Net (decrease) increase in cash and cash equivalents	$(3,304,523)	$1,826,470

For the three months ended September 30, 2015, cash used in operating activities was approximately $3,215,900 primarily due to the net income for the three months ended September 30, 2015, of approximately $4,663,100, partially offset by non-cash income resulting from the change in the fair value of derivative liabilities and other non-cash expenses including stock-based compensation expenses, common stock issued for services and depreciation of approximately $8,928,000. The Company had net increases in cash from other assets and liabilities of approximately $1,048,900 for the three months ended September 30, 2015. For the three months ended September 30, 2014, cash used in operating activities was approximately $2,322,100 primarily due to the net loss for the three months ended September 30, 2014, of approximately $29,838,400, partially offset by non-cash expenses including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $27,151,300. The Company had net increases in cash from other assets and liabilities of approximately $365,100 for the three months ended September 30, 2014.

Net cash used in financing activities for the three months ended September 30, 2015 was approximately $87,300 that was for principal payments of a note that the Company financed for a directors and officers’ insurance policy. Net cash provided by financing activities for the three months ended September 30, 2014, was approximately $4,159,200 and was primarily from warrant exercises of approximately $4,307,700. In addition, the Company paid principal payments on note that the Company used to finance for a directors and officers’ insurance policy of approximately $148,400.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2015 and June 30, 2015, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 9 in our Annual Report on Form 10-K for the year ended June 30, 2015 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2015 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended June 30, 2015 except below.

Sales of the our common stock through Cantor Fitzgerald & Co. (“CF”), if any, will be made on a National Exchange such as NASDAQ or the NYSE MKT LLC, on any other existing trading market for the common stock or to or through a market maker. Subject to the terms and conditions of the Sales Agreement. CF will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay to CF in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock.  We have also provided CF with customary indemnification rights.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings

Lawsuit Brought by a Former Officer: In 2014, Relmada dismissed with prejudice of its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI, for shares in the Company.

Babul has brought a second lawsuit against Relmada, making claims for breach of contract, defamation, intentional infliction of emotional distress, and wrongful use of civil process. The Company’s motion to dismiss Babul’s claims has been briefed and argued but not yet decided by the United States District Court for the Eastern District of Pennsylvania. Management believes that, even if the litigation is permitted to proceed, the Company will have good defenses to all of Babul’s claims. Management believes that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2015 except for the items below.

Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our product candidates which could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

We may be unable to adequately protect our customers’ privacy or we may fail to comply with privacy laws.

The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our suppliers and customers, as applicable, expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, the Company issued 8,334 shares of common stock having a fair market value of approximately $43,700 ($5.24 per share) in exchange for consulting services.

During the three months ended September 30, 2015, the Company issued 7,500 shares of common stock having a fair market value of approximately $35,300 ($4.70 per share) in exchange for consulting services.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: November 6, 2015	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Executive Officer and Principal Executive Officer)

	By:	/s/ Douglas Beck, CFO
Douglas Beck, CFO
Chief Financial Officer
(Duly Authorized Principal Financial and Accounting Officer)

