Form 10-Q
period 2015-12-31
RELMADA THERAPEUTICS, INC.
filed 2016-02-05
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-____

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, Suite 702 New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

(646)-677-3853

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

As of February 5, 2016, there were 11,999,122 shares of common stock outstanding.

Relmada Therapeutics, Inc.

Index

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	2
	Unaudited Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015	2
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2015 and 2014	3
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014	4-5
	Notes to Unaudited Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

ITEM 1.     FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$15,127,637	$22,469,960
Prepaid expenses	528,144	1,497,911
Total current assets	15,655,781	23,967,871

Fixed assets, net	535,740	23,911
Other assets	412,786	400,825

Total assets	$16,604,307	$24,392,607

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,687,721	$835,285
Accrued expenses	1,562,676	482,267
Note payable	88,533	263,752
Derivative liabilities	1,446,050	14,001,369

Total current liabilities	4,784,980	15,582,673

Other liabilities:
Deferred rent liability	54,830	-

Total liabilities	4,839,810	15,582,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 0 and 71,672 shares issued and outstanding	-	72
Common stock, $0.001 par value,100,000,000 shares authorized, 11,999,122 and 10,778,474 shares issued and outstanding, respectively	11,999	10,778
Additional paid-in capital	85,672,261	84,921,327
Accumulated deficit	(73,919,763)	(76,122,243)

Total stockholders’ equity	11,764,497	8,809,934

Total liabilities and stockholders’ equity	$16,604,307	$24,392,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Operating expenses:
Research and development	$(2,118,204)	$(2,091,553)	$(4,983,790)	$(2,810,527)
General and administrative	(3,604,109)	(2,293,329)	(5,368,122)	(5,296,932)
Total Operating Expenses	(5,722,313)	(4,384,882)	(10,351,912)	(8,107,459)
Loss from Operations	(5,722,313)	(4,384,882)	(10,351,912)	(8,107,459)

Other income (expenses):
Change in fair value of derivative liabilities	3,261,980	9,836,252	12,555,319	(16,278,468)
Interest income	843	5,105	1,887	7,222
Interest expense	(1,172)	(1,098)	(2,814)	(4,366)
Total other income (expenses)	3,261,651	9,840,259	12,554,392	(16,275,612)
Net Income (Loss)	$(2,460,662)	$5,455,377	$2,202,480	$(24,383,071)
Net Income (Loss) per common share - basic	$(0.22)	$0.55	$0.20	$(2.66)
Net Income (Loss) per common share - diluted	$(0.22)	$0.40	$0.19	$(2.66)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$2,202,480	$(24,383,071)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,908	3,501
Common stock issued for services	180,870	999,579
Stock-based compensation	571,214	356,266
Change in fair value of derivative liabilities	(12,555,319)	16,278,468
Deferred rent liability	54,830	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	957,806	(923,872)
Accounts payable	810,803	223,856
Accrued expenses	1,080,409	139,661
Net cash used in operating activities	(6,690,999)	(7,305,612)
Cash flows from investing activities
Purchase of fixed assets	(476,105)	(17,170)
Net cash used in investing activities	(476,105)	(17,170)
Cash flows from financing activities
Net proceeds from the exercise of warrants	-	13,433,039
Principal payments of note payable	(175,219)	(255,537)
Net cash (used in) provided by financing activities	(175,219)	13,177,502
Net (decrease) increase in cash and cash equivalents	(7,342,323)	5,854,720
Cash and cash equivalents at beginning of the period	22,469,960	25,564,351

Cash and cash equivalents at end of the period	$15,127,637	$31,419,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2015	2014

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,814	$4,366

Non-cash investing and financing transactions:
Payable incurred for purchases of fixed assets	$41,632	$-
Issuances of common stock resulting from cashless exercise of warrants	$1,094	$-
Conversion of Class A convertible preferred stock to common stock	$72	$2,872
Financing of insurance premiums by issuance of note payable	$-	$293,625
Cancellation of note payable for insurance premiums	$-	$55,220
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$-	$15,295,841

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

On August 12, 2015, the Company completed a one-for-five reverse stock and reduced the authorized common stock to 100,000,000 common shares. The consolidated financial statements reflects retroactive adjustments for the reverse stock split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Fixed assets are comprised of Computers and Software, Leasehold Improvements and Furniture and Fixtures. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Computers and software have an estimated useful life of three years and for Leasehold Improvements and Furniture and Fixtures have an estimated useful life of approximately seven years.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments which include warrants with down-round protection provisions is calculated with the Black Scholes option pricing model. Sensitivity Analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility and the expected term is based upon the Company’s peer group and the expected term is based upon expiration date of the warrants.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and June 30, 2015:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Derivative liabilities - warrant instruments	$-	$-	$1,446,050	$1,446,050

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Derivative liabilities - warrant instruments	$-	$-	$14,001,369	$14,001,369

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,	December 31,
	2015	2014
Beginning balance	$14,001,369	$25,586,933
Change in fair value of derivative liabilities	(12,555,319)	16,278,468
Transfer of fair value of derivative liabilities to additional paid-in capital upon exercise of warrants	-	(15,295,841)
Ending balance	$1,446,050	$26,569,560

Derivatives

All derivatives are recorded at fair value on the balance sheet date. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2015 and June 30, 2015, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2015 and June 30, 2015. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2012 through 2014.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the six months ended December 31, 2014 and three months ended December 31, 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following are common stock equivalents at December 31, 2015 and 2014, respectively:

	Six months ended
	December 31, 2015	December 31, 2014
Stock options
Restricted common stock	82,000	54,000
Common stock warrants	4,224,573	5,367,495
Series A preferred stock	804,675	738,434
Class A convertible preferred stock	-	92,978
Total	5,111,248	6,252,907

Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the three months ended December 31, 2015 and 2014:

	Three months ended December 31, 2015			Three months ended December 31, 2014
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(2,460,662)	11,420,179	$(0.22)	$5,455,377	10,150,506	$0.55
Dilutive effect of exercise of stock options	-	-	-	-	466,806	(0.00)
Dilutive effect of exercise of warrants	-	-	-	-	3,372,078	(0.15)
Vested restricted common stock	-	-	-	-	5,038	(0.00)
Class A convertible preferred stock	-	-	-	-	92,978	(0.00)
Diluted EPS	$(2,460,662)	11,420,179	$(0.22)	$5,455,377	14,087,406	$0.40

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share (continued)

Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the six months ended December 31, 2015 and 2014:

	Six months ended December 31, 2015			Six months ended December 31, 2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$2,202,480	11,184,064	$0.20	$(24,383,071)	9,147,968	$(2.66)
Dilutive effect of exercise of warrants	-	669,546	(0.01)	-	-	-
Vested restricted common stock	-	3,375	-	-	-	-
Diluted EPS	$2,202,480	11,856,985	$0.19	$(24,383,071)	9,147,968	$(2.66)

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). The update will require management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. If there is substantial doubt about the Company’s ability to continue as a going concern, the Company will be required to disclose that fact, along with managements’ evaluation of the effectiveness of its plan to alleviate that doubt. The update defines substantial doubt as when it is probable that the Company will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The assessment and disclosure requirements, if applicable, will be required quarterly. The update is effective for the annual period ending after December 15, 2016, and for interim and annual periods thereafter. The Company does not expect this update to have an impact on the Company’s financial statements.

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of consolidated operations, consolidated financial position, or cash flows of the Company.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2015	June 30, 2015
Rent	$3,100	$450,700
Research and development	118,500	565,100
Insurance	212,800	337,100
Taxes	82,000	82,000
Other	111,700	63,000
Total	$528,100	$1,497,900

NOTE 4 – FIXED ASSETS

Fixed asset, net of accumulated depreciation, consist of the following (rounded to nearest $00):

	Useful lives	December 31, 2015	June 30, 2015
Computer and Software	3 years	$43,000	$34,300
Furniture and Fixtures	7 years	129,900	-
Leasehold Improvements	7 years	379,200	-
Total		$552,100	$34,300
Less accumulated depreciation		(16,400)	(10,400)
Fixed Assets, Net		$535,700	$23,900

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2015	June 30, 2015
Research and development	$1,190,500	$247,500
Professional fees	52,800	60,300
Compensation	129,300	116,600
Other	190,100	57,900
Total	$1,562,700	$482,300

NOTE 6 - NOTE PAYABLE

In June 2015, the Company entered into a note for approximately $263,800 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.8% per annum. At December 31, 2015 and June 30, 2015, the note payable outstanding balance was approximately $88,500 and $263,800, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

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

The following is a summary of the assumptions used in the valuation model of the derivative liabilities at December 31, 2015 and June 30, 2015:

	December 31,	June 30,
	2015	2015
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$2.50	$10.15
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (2)	1.31%	1.6%
Expected life in years	3.4	3.9
Expected volatility (3)	77%	70%
Expected dividend yields (4)	None	None

(1)	The market value is the calculated fair value of the common stock pursuant to the valuation technique as described above.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 8 - STOCKHOLDERS’ EQUITY

Exercise of warrants for cash

During the six months ended December 31, 2014, shareholders from the May and June 2014 equity offerings exercised warrants to purchase 2,033,915 shares of common stock at an exercise price of $7.50 per share. The Company received net proceeds of approximately $13,423,800, net of approximately $586,200 of offering costs.

During the six months ended December 31, 2014, two consultants exercised warrants to purchase 2,300 shares of common stock. The Company received proceeds of $9,200.

Exercise of warrants for non-cash

During the six months ended December 31, 2015, the Company issued approximately 1,094,000, shares of common stock resulting from the exercise on a non-cash basis of approximately 1,138,000 warrants.

Common stock issued for services

During the six months ended December 31, 2015 and 2014, the Company issued 46,664 and 333,332 shares of common stock for consulting services, respectively, that had a fair market of approximately $180,800 and approximately $999,600, respectively, based upon the stock price at the date of issuances. The Company recorded stock-based compensation to general and administrative expense.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At December 31, 2015, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2015, 713,095 shares were available for future grants under the Plan.

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

During the six months ended December 31, 2015, the Company granted three directors options to purchase 77,295 shares of common stock in aggregate. The options have a ten year term and exercise prices of $3.45 to $8.45 per share. 25% of the options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The fair value of the options at the grant date was approximately $2.28 to $5.59 per share using the Black-Scholes Option pricing model.

At December 31, 2015, the Company has unrecognized stock-based compensation expense of approximately $2,353,000 related to unvested stock options over the weighted average remaining service period of 8.28 years. The weighted average fair value of options granted during the six months ended December 31, 2015 and 2014, was approximately $3.38 and $9.30 per share respectively, on the date of grant using the Black-Scholes option pricing model. A summary of the changes in options during the six months ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2015	777,630	$7.44	8.6	$2,787,000
Granted	77,295	$5.12	9.8	-
Forfeited	(50,250)	7.51	-	-
Outstanding and expected to vest at December 31, 2015	804,675	$7.21	8.3	$-
Options exercisable at December 31, 2015	332,649	$5.34	7.6	$-

Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the six months ended December 31, 2015 and 2014:

	For the Six Months Ended December 31,
	2015	2014
Risk free interest rate	1.7%	1.6 to1.8%
Dividend yield	0%	0%
Volatility	74%	73%
Expected term (in years)	6.25	6.25

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

A summary of the changes in restricted stock awards during the six months ended December 31, 2015, is as follows:

	Number of Shares	Weighted Average Price Per Share
Unvested restricted stock awards at June 30, 2015	94,000	$13.95
Vested	(12,000)	$14.05
Unvested restricted stock awards at December 31, 2015	82,000	$13.64

There were no restricted stock awards granted during the six months ended December 31, 2015. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $974,000 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 3.07 years. During the six months ended December 31, 2015, the Company issued 8,500 shares of common stock.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the six months ended December 31, 2015 and 2014 (rounded to nearest $00):

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Research and development	$104,500	$145,700
General and administrative	466,700	210,500
Total	$571,200	$356,200

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three months ended December 31, 2015 and 2014 (rounded to nearest $00):

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Research and development	$52,200	$101,100
General and administrative	235,500	97,200
Total	$287,700	$198,300

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the changes in outstanding warrants during the six months ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding and vested at June 30, 2015	5,362,183	$5.60	3.7
Exercised	(1,137,610)	$0.27	-
Outstanding and vested at December 31, 2015	4,224,573	$7.11	2.9

At December 31, 2015, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2015, the aggregate intrinsic value of warrants that have vested and outstanding is $0.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

The Company was obligated to pay the Placement Agent a non-refundable financial advisory fee of $25,000 monthly for six months commencing in May 2014. In addition, for their services for the May 2014 and June 2014 offering, the Placement Agent was paid approximately $1,830,500 for their commission and non-accountable fees. The Company extended the financial advisory agreement to May 2015 and then the agreement expired.

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agreed to pay Mr. Seth $12,500 per month. During the six months ended December 31, 2015, the Company recorded advisory fees of $75,000. As of December 31, 2015, the Company had a payable of $75,000 to the chairman.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Lawsuit Brought by a Former Officer: In 2014, Relmada dismissed with prejudice of its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes thatthe Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

Proceeding with Laidlaw: On December 9, 2015, Relmada filed a lawsuit in the U.S. District Court for the District of Nevada (the “Court”) against Laidlaw & Company (UK) Ltd. and its two principals, Matthew Eitner and James Ahern (collectively, the “Defendants”), Relmada Therapeutics, Inc. v. Laidlaw & Company (UK) Ltd., et al. (Case No. 15-cv-2338) (the “Lawsuit”). The Lawsuit alleges that the press release issued by the Defendants on December 4, 2015, which was subsequently filed with the Securities and Exchange Commission (“SEC”) on Schedule 14A, contained materially misleading proxy statements regarding, among other things, Defendants’ ability to nominate directors at Relmada’s December 30, 2015 annual stockholders’ meeting (the “Meeting”), in violation of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. Relmada sought a temporary restraining order and preliminary injunction to enjoin the Defendants from continuing to disseminate false and misleading proxy statements.

On December 10, 2015, the Court issued a temporary restraining order and associated injunction to enjoin the Defendants from “continuing to disseminate false and misleading proxy materials” and require that Defendants, among other things, “immediately must retract or correct its false and misleading proxy materials” (the “Temporary Restraining Order”). The Temporary Restraining Order was set to expire on December 22, 2015, when the parties were scheduled to appear for a hearing before the Court.

On December 16, 2015, the Defendants filed an answer in response to the Lawsuit as well as a counterclaim against Relmada and its Board of Directors (the “Counterclaim”). The Counterclaim alleges that (i) Relmada has disseminated materially false and misleading proxy statements concerning Defendants’ previous actions and conduct, in violation of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, and (ii) members of Relmada’s Board of Directors breached their fiduciary duties by, among other things, approving certain changes to Relmada’s stockholder election procedures. The Counterclaim sought the dissolution of the Temporary Restraining Order and injunctive relief that would postpone the Meeting.

On December 22, 2015, after a hearing before the Court, the Court entered the Company’s requested preliminary injunction, ordering the Defendants to continue to comply with similar terms to the Temporary Restraining Order (the “Preliminary Injunction Order”). The Preliminary Injunction Order will remain in place pending a full trial on the merits.

On January 25, 2016, Relmada filed a motion to amend its complaint in connection with the Lawsuit and a partial motion to dismiss the Counterclaim. The amended complaint includes an additional legal claim based on the Defendants’ breach of the fiduciary duty that they owed to Relmada when the Defendants disclosed and mischaracterized confidential information that they acquired in their capacity as Relmada's investment banker. Relmada is also seeking monetary damages arising from fees and costs that it incurred responding to the Defendants’ false and misleading proxy materials in December 2015.

As of December 31, 2015, all litigations were an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. The Company recorded no contingent liability or expense in associated with litigations during the six months ended December 31, 2015.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Leases

On October 1, 2015, the Company commenced a lease with a term of seven years and three months for office space in a building in New York City.

Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Rent expense for the six months ended December 31, 2015 was $212,765.

The Company’s future minimum annual lease payments under operating leases for years ending after December 31, 2015 are as follows (rounded to the nearest 00):

Operating
Lease
2016	$353,600
2017	345,700
2018	331,000
2019	340,500
2020	352,800
Thereafter	732,300
Total minimum lease payments	$2,455,900

Letter Of Credit

The Company has an outstanding letter of credit of approximately $390,800 in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount which is included in other assets at December 31, 2015 and June 30, 2015. On the second anniversary of the commencement date which is expected to be October 2017, the letter of credit will be reduced to approximately $234,400. In October 2022, the letter of credit will be reduced to approximately $156,000.

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

We are developing drugs for the treatment of pain. We have product candidates with potential indications for the treatment of moderate to severe chronic nociceptive pain and neuropathic pain. One of our drug candidates also has commercial potential for opioid dependency therapy. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the FDA in the United States and similar organizations elsewhere in the world.

We have a diversified portfolio of four products at different stage of development for the treatment of pain. LevoCap ER, our most advanced product is a proprietary extended release (ER) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system. d-Methadone is the d optical isomer of racemic methadone and a non-competitive antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics. MepiGel is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of post herpetic neuralgia and other neuropathic pain conditions.. We have received two FDA Orphan Drug Designations which provide for 7 years market exclusivity upon marketing, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of post herpetic neuralgia.”, BuTab is an oral dosage form of the partial opioid analgesic buprenorphine for the treatment of chronic pain and opioid addiction.

We intend to realize our business objectives by implementing a core strategy to address unmet medical needs in the treatment of chronic pain by developing improved versions of proven drug candidates. This approach is expected to reduce overall clinical development investment, time, and risks. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs.

d-Methadone (dextromethadone, REL-1017)

Our new chemical entity, d-Methadone (dextromethadone, REL-1017), is a novel, N-methyl-D-aspartate (NMDA) receptor antagonist being developed for the treatment of neuropathic pain. As a single isomer of racemic methadone, d-Methadone has been shown to possess NMDA antagonist properties with virtually no opioid activity at the expected therapeutic doses. The activation of NMDA receptors has been associated with neuropathic pain and it is expected that d-Methadone will have a role in pain management by blocking this activity. In contrast, racemic methadone is a long-acting narcotic producing typical opioid side effects at therapeutic doses and is used in the treatment of various pain states and as a substitution therapy in opioid addiction. In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-Methadone to determine the maximum tolerated dose. In the MAD study, healthy subjects received daily oral doses of d-Methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, d-Methadone demonstrated a safe profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore higher single doses of d-Methadone. In June 2015, the Company successfully completed the SAD study and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The results successfully demonstrated a potential therapeutic dosing regimen for d-Methadone with a very favorable side effect and tolerability profile. The data from these studies will inform the design of a subsequent Phase II proof of concept study in patients with post herpetic neuropathic pain.

LevoCap ER (REL-1015)

Our most-advanced novel version of a proven drug product, LevoCap ER (REL-1015), is an extended release, abuse deterrent, and proprietary formulation of the opioid analgesic levorphanol, which is pharmacologically differentiated from morphine, oxycodone, and other strong opioids for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment. In particular, levorphanol binds to all three opioid receptor subtypes involved in analgesia (mu, kappa, and delta), the N-methyl-D-aspartate (NMDA) receptor and the norepinephrine and serotonin reuptake pumps, whereas morphine is relatively selective for the mu subtype. Due to the selectivity of morphine for mu receptors compared to levorphanol's ability to interact more potently with other relevant receptor subtypes, levorphanol could achieve analgesia in patients resistant to other strong opioids. In clinical studies, it has demonstrated a remarkably broad spectrum of analgesic activity against many different types of pain including neuropathic pain, post-surgical pain, and chronic pain in patients refractory to other opioids. We continue to scale up manufacturing and prepare for a Phase III development program and are planning to submit a request to the FDA to discuss the final regulatory and clinical plan for this product.

BuTab (REL-1028)

Our second-most-advanced novel version of a proven drug product, BuTab (REL-1028), represents novel formulations of oral, modified release buprenorphine being developed for both chronic pain and opioid dependence indications. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase I pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies.

MepiGel (REL-1021)

Our third-most-advanced novel version of a proven drug product, MepiGel (REL-1021), is a proprietary topical dosage form of the local anesthetic mepivacaine for the treatment of painful peripheral neuropathies, such as painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy. Mepivacaine is an anesthetic (numbing medicine) that blocks the nerve impulses that send pain signals to the brain. It is chemically related to bupivacaine but pharmacologically related to lidocaine. Mepivacaine is currently indicated for infiltration, nerve block and epidural anesthesia. Relmada has received two FDA Orphan Drug Designations for mepivacaine, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia,” or PHN. We have selected the formulations to be advanced into clinical studies for MepiGel after the evaluation of results from in vitro and ex vivo studies comparing various topical prototypes of mepivacaine that were conducted by MedPharm Ltd, a specialist formulation development company recognized internationally for its expertise in topical and transdermal products. Relmada is planning single and multiple dose Phase I studies in healthy subjects with the selected MepiGel formulations. Multiple toxicology studies were successfully conducted and completed in 2015 in support of Phase I and Phase II clinical studies. The data from the Phase 1 studies will inform the design of a subsequent Phase 2 proof of concept study in patients suffering from neuropathic pain.

Results of Operations

For the Three Months Ended December 31, 2015 versus December 31, 2014

Research and Development Expense

Research and development expense for the three months ended December 31, 2015 was approximately $2,118,200 compared to $2,091,600 for the three months ended December 31, 2014, a difference of approximately $26,600.

Following is a detail of research and development expense by drug development program for the three months ended December 31, 2015.

●	$375,500 related to LevoCap ER
●	$1,193,300 related to d-Methadone
●	$199,400 related to BuTab
●	$14,600 related to MepiGel
●	$335,400 related Salaries and other R & D costs

General and Administrative Expense

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014	Increase (Decrease)
General and administrative	2,066,800	2,293,300	(226,500)
Laidlaw litigation and associated costs	1,537,300	-	1,537,300
Total	$3,604,100	$2,293,300	$1,310,800

General and administrative expense for the three months ended December 31, 2015 was approximately $3,604,100 compared to $2,293,300 for the three months ended December 31, 2014, an increase of $1,310,800. The increase primarily resulted from costs associated with the litigation proceeding with Laidlaw of approximately $1,537,300.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of $3,262,000 for the three months ended December 31, 2015, as compared to a non-cash unrealized gain of $9,836,300 for the comparable period in 2014.

The non-cash unrealized gain primarily resulted from the expiration of approximately 1,398,840 warrants in October 2014. The 2014 derivative liabilities included warrants sold with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the three months ended December 31, 2015 was approximately $1,200 compared to $1,100 for the three months ended December 31, 2014, an increase of $100. Interest expense for the three months ended December 31, 2015, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the three months ended December 31, 2015 and 2014 since non-cash income from the derivative is not included in taxable income.

Net Income (Loss) per Common Share

The net income (loss) for the Company for the three months ended December 31, 2015 and 2014 was approximately $(2,460,700) and $5,455,400 respectively. The Company had net loss of $(0.22) per basic weighted common share and a net income of $0.55 per basic weighted average common share for the three months ended December 31, 2015 and 2014, respectively. The Company had net loss of $(0.22) per diluted weighted common share and a net income of $0.40 per diluted weighted average common share for the three months ended December 31, 2015 and 2014, respectively.

For the Six Months Ended December 31, 2015 versus the Six Months Ended December 31, 2014

Research and Development Expense

Research and development expense for the six months ended December 31, 2015 was approximately $4,983,600 compared to $2,810,500 for the six months ended December 31, 2014, an increase of approximately $2,173,100.

Following is a detail of research and development expense by drug development program for the six months ended December 31, 2015.

●	$1,558,300 related to LevoCap ER
●	$1,888,700 related to d-Methadone
●	$542,200 related to BuTab
●	$226,600 related to MepiGel
●	$767,800 related Salaries and other R & D costs

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2015 was approximately $5,368,100 compared to $5,296,900 for the six months ended December 31, 2014, an increase of approximately $71,200.

	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014	Increase (Decrease)
General and administrative	3,830,800	5,296,900	(1,466,100)
Laidlaw litigation and associated costs	1,537,300	-	1,537,300
Total	$5,368,100	$5,296,900	$71,200

The increase primarily resulted from costs associated with the litigation proceeding with Laidlaw of approximately $1,537,300. Rent and office related costs also increased by approximately $194,600. However professional fees were lower by approximately $1,109,200 while salaries and stock-based compensation were lower by approximately $31,800.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of $12,555,319 for the six months ended December 31, 2015, as compared to a non-cash unrealized loss of $16,278,468 for the comparable period in 2014. This resulted in an increase in unrealized gain of approximately $28,833,000 for the six months ended December 31, 2015 as compared to the comparable period in 2014. The derivative liabilities included warrants sold with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Expense

Interest expense for the six months ended December 31, 2015 was approximately $2,800 compared to $4,400 for the six months ended December 31, 2014, a difference of $1,600. Interest expense for the six months ended December 31, 2015, was related to the notes payable in connection with insurance policies.

Income Taxes

The Company did not provide for income taxes for the six months December 31, 2015 and 2014 since there was a loss.

Net Income (Loss) per Common Share

The net loss for the six months ended December 31, 2015 and 2014 was approximately $2,202,500 and $(24,383,100) respectively, or $0.20 per basic weighted average common share and $0.19 per diluted weighted average common share for the six months ended December 31, 2015 and $(2.66) per basic and diluted weighted average common share for the six months ended December 31, 2014.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to December 31, 2015 of approximately $73,919,800 that includes non-cash charges of approximately $35,768,300. We have generated negative cash flows from operations since inception. We expect to incur increasing expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at December 31, 2015, of $15,127,637, the Company can fund future operations until the end of the first calendar quarter 2017. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Six Months Ended December 31,
	2015	2014
Cash used in operating activities	$(6,690,999)	$(7,305,612)
Cash used in investing activities	(476,105)	(17,170)
Cash (used in) provided by financing activities	(175,219)	13,177,502
Net (decrease) increase in cash and cash equivalents	$(7,342,323)	$5,854,720

For the six months ended December 31, 2015, cash used in operating activities was approximately $6,691,000 primarily due to the net income for the six months ended December 31, 2015, of approximately $2,202,500, partially offset by non-cash expenses including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $(11,797,300). For the six months ended December 31, 2014, cash used in operating activities was approximately $7,305,600 primarily due to the net loss for the six months ended December 31, 2014, of approximately $24,383,100, partially offset by non-cash expenses including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $17,637,800.

For the six months ended December 31, 2015, cash used in investing activities was approximately $476,100 primarily due to the fixed assets.

Net cash used in financing activities for the six months ended December 31, 2015, was approximately $175,200 being principal payments of notes that the Company financed for a directors and officers’ insurance policy. Net cash provided by financing activities for the six months ended December 31, 2014, was approximately $13,177,500 and was primarily from warrant exercises of approximately $13,433,000. In addition, the Company paid principal payments of notes that the Company financed for a directors and officers’ insurance policy for the six months ended December 31, 2014 of approximately $255,537.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2015 and June 30, 2015, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2015 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

On December 30, 2015, the Company and Douglas Beck, our Chief Financial Officer, mutually agreed to terminate Mr. Beck’s employment without cause effective as of December 30, 2015. On December 31, 2015, we named Kulendiran Purushothaman as our Principal Financial Officer. Mr. Purushothaman currently serves as the Company’s Vice President of Finance. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings

Lawsuit Brought by a Former Officer: In 2014, Relmada dismissed with prejudice of its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes thatthe Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

Proceeding with Laidlaw: On December 9, 2015, Relmada filed a lawsuit in the U.S. District Court for the District of Nevada (the “Court”) against Laidlaw & Company (UK) Ltd. and its two principals, Matthew Eitner and James Ahern (collectively, the “Defendants”), Relmada Therapeutics, Inc. v. Laidlaw & Company (UK) Ltd., et al. (Case No. 15-cv-2338) (the “Lawsuit”). The Lawsuit alleges that the press release issued by the Defendants on December 4, 2015, which was subsequently filed with the Securities and Exchange Commission (“SEC”) on Schedule 14A, contained materially misleading proxy statements regarding, among other things, Defendants’ ability to nominate directors at Relmada’s December 30, 2015 annual stockholders’ meeting (the “Meeting”), in violation of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. Relmada sought a temporary restraining order and preliminary injunction to enjoin the Defendants from continuing to disseminate false and misleading proxy statements.

On December 10, 2015, the Court issued a temporary restraining order and associated injunction to enjoin the Defendants from “continuing to disseminate false and misleading proxy materials” and require that Defendants, among other things, “immediately must retract or correct its false and misleading proxy materials” (the “Temporary Restraining Order”). The Temporary Restraining Order was set to expire on December 22, 2015, when the parties were scheduled to appear for a hearing before the Court.

On December 16, 2015, the Defendants filed an answer in response to the Lawsuit as well as a counterclaim against Relmada and its Board of Directors (the “Counterclaim”). The Counterclaim alleges that (i) Relmada has disseminated materially false and misleading proxy statements concerning Defendants’ previous actions and conduct, in violation of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, and (ii) members of Relmada’s Board of Directors breached their fiduciary duties by, among other things, approving certain changes to Relmada’s stockholder election procedures. The Counterclaim sought the dissolution of the Temporary Restraining Order and injunctive relief that would postpone the Meeting.

On December 22, 2015, after a hearing before the Court, the Court entered the Company’s requested preliminary injunction, ordering the Defendants to continue to comply with similar terms to the Temporary Restraining Order (the “Preliminary Injunction Order”). The Preliminary Injunction Order will remain in place pending a full trial on the merits.

On January 25, 2016, Relmada filed a motion to amend its complaint in connection with the Lawsuit and a partial motion to dismiss the Counterclaim. The amended complaint includes an additional legal claim based on the Defendants’ breach of the fiduciary duty that they owed to Relmada when the Defendants disclosed and mischaracterized confidential information that they acquired in their capacity as Relmada's investment banker. Relmada is also seeking monetary damages arising from fees and costs that it incurred responding to the Defendants’ false and misleading proxy materials in December 2015.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2015, the Company issued 8,330 shares of common stock having a fair market value of approximately $19,076 ($2.29 per share) in exchange for consulting services.

During the three months ended December 31, 2015, the Company issued 5,000 shares of common stock having a fair market value of approximately $19,500 ($3.90 per share) in exchange for consulting services.

During the three months ended December 31, 2015, the Company issued 7,500 shares of common stock having a fair market value of approximately $30,750 ($4.10 per share) in exchange for consulting services.

During the three months ended December 31, 2015, the Company issued 7,500 shares of common stock having a fair market value of approximately $28,125 ($3.75 per share) in exchange for consulting services.

During the three months ended December 31, 2015, the Company issued 7,500 shares of common stock having a fair market value of approximately $24,000 ($3.20 per share) in exchange for consulting services.

The Company determined that the securities described above were issued in transactions that were exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a) (2) thereunder. This determination was based on the non-public manner in which we offered the securities and on the representations of the recipients of the securities, which included, in pertinent part, that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that they were acquiring such securities for investment purposes for their own account and not with a view toward resale or distribution, and that they understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Annual shareholder meeting results

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: February 5, 2016	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Executive Officer and Principal Executive Officer)

	By:	/s/ Kulendiran Purushothaman
Kulendiran Purushothaman
Vice President of Finance
(Duly Authorized Principal Financial and Accounting Officer)

