Form 10-Q
period 2016-03-31
RELMADA THERAPEUTICS, INC.
filed 2016-05-09
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

N/A

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

As of May 9, 2016, there were 12,019,162 shares of common stock outstanding.

Relmada Therapeutics, Inc.

Index

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	1
	Unaudited Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2016 and 2015	2
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015	3-4
	Notes to Unaudited Consolidated Financial Statements	5-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24

ITEM 1.      FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$11,348,760	$22,469,960
Prepaid expenses	426,650	1,497,911
Total current assets	11,775,410	23,967,871

Fixed assets, net	529,646	23,911
Other assets	412,786	400,825

Total assets	$12,717,842	$24,392,607

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$744,160	$835,285
Accrued expenses	1,045,693	482,267
Note payable	-	263,752
Derivative liabilities	614,079	14,001,369

Total current liabilities	2,403,932	15,582,673

Other long-term liabilities	108,985	-

Total liabilities	2,512,917	15,582,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 0 and 71,672 shares issued and outstanding	-	72
Common stock, $0.001 par value,100,000,000 shares authorized, 12,019,162 and 10,778,474 shares issued and outstanding, respectively	12,019	10,778
Additional paid-in capital	85,972,449	84,921,327
Accumulated deficit	(75,779,543)	(76,122,243)

Total stockholders’ equity	10,204,925	8,809,934

Total liabilities and stockholders’ equity	$12,717,842	$24,392,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Operating expenses:
Research and development	$(609,121)	$(2,274,767)	$(5,592,911)	$(5,007,669)
General and administrative	(2,137,967)	(2,303,540)	(7,520,189)	(7,688,575)
Total Operating Expenses	(2,747,088)	(4,578,307)	(13,113,100)	(12,696,244)
Loss from Operations	(2,747,088)	(4,578,307)	(13,113,100)	(12,696,244)

Other income (expenses):
Change in fair value of derivative liabilities	831,971	2,102,565	13,387,290	(14,175,903)
Interest income (expense), net	778	2,303	(149)	5,159
Other income	54,559	10,478	68,659	20,956
Total other income (expenses)	887,308	2,115,346	13,455,800	(14,149,788)
Net Income (Loss)	$(1,859,780)	$(2,462,961)	$342,700	$(26,846,032)

Net Income (Loss) per common share - basic	$(0.15)	$(0.23)	$0.03	$(2.78)
Net Income (Loss) per common share - diluted	$(0.15)	$(0.23)	$0.03	$(2.78)

Weighted average number of common stock outstanding - basic	12,003,789	10,739,329	11,457,789	9,670,678
Weighted average number of common stock outstanding - diluted	12,003,789	10,739,329	12,137,518	9,670,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$342,700	$(26,846,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	33,478	5,949
Common stock issued for services	204,534	1,109,994
Stock-based compensation	847,757	600,076
Change in fair value of derivative liabilities	(13,387,290)	14,175,903
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,059,300	(444,534)
Accounts payable	(91,125)	(355,727)
Accrued expenses	563,426	16,467
Other long-term liabilities	108,985	-
Net cash used in operating activities	(10,318,235)	(11,737,904)

Cash flows from investing activities
Purchase of fixed assets	(539,213)	(19,456)
Net cash used in investing activities	(539,213)	(19,456)

Cash flows from financing activities
Net proceeds from the exercise of warrants	-	13,443,039
Principal payments of note payable	(263,752)	(293,626)
Net cash (used in) provided by financing activities	(263,752)	13,149,413
Net (decrease) increase in cash and cash equivalents	(11,121,200)	1,392,053
Cash and cash equivalents at beginning of the period	22,469,960	25,564,351

Cash and cash equivalents at end of the period	$11,348,760	$26,956,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2016	2015

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,656	$4,491

Non-cash investing and financing transactions:
Conversion of Class A convertible preferred stock to common stock	$72	$2,872
Issuances of common stock resulting from cashless exercise of warrants	$1,094	$-
Financing of insurance premiums by issuance of note payable	$263,752	$293,626
Cancellation of note payable for insurance premiums	$-	$55,220
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$-	$15,295,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biopharmaceutical company developing novel versions of proven drug products together with new molecules that potentially address areas of high unmet medical need in the treatment of pain. The Company has a diversified portfolio of four products at various stages of development including LevoCap ER, its abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; d-Methadone, its N-methyl-D-aspartate (“NMDA”) receptor antagonist for neuropathic pain; BuTab, its oral dosage form of the opioid analgesic buprenorphine; and MepiGel, its orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Fixed assets are comprised of Computers and Software, Leasehold Improvements and Furniture and Fixtures. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Computers and software have an estimated useful life of three years. Furniture and Fixtures have an estimated useful life of approximately seven years. Leasehold improvements are amortized over the lesser of the estimated life of the asset and the lease term (approximately seven years).

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and June 30, 2015:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$614,079	$614,079

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Derivative liabilities - warrant instruments	$-	$-	$14,001,369	$14,001,369

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	March 31,	March 31,
	2016	2015
Beginning balance	$14,001,369	$25,586,933
Change in fair value of derivative liabilities	(13,387,290)	14,175,903
Transfer of fair value of derivative liabilities to additional paid-in capital upon exercise of warrants	-	(15,295,841)
Ending balance	$614,079	$24,466,995

Derivatives

All derivatives are recorded at fair value on the balance sheet date. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2016 and June 30, 2015, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2016 and June 30, 2015. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2012 through 2014.

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

For the three months ended March 31, 2016 and 2015 and the nine months ended March 31, 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the nine months ended March 31, 2016:

	Nine months ended March 31, 2016
	Net		Per Share
	Income	Shares	Amount
Basic EPS	$342,700	11,457,789	$0.03
Dilutive effect of exercise of options	-	2,530	(0.00)
Dilutive effect of exercise of warrants	-	669,449	(0.00)
Vested restricted common stock	-	7,750	(0.00)
Diluted EPS	$342,700	12,137,518	$0.03

For the three and nine months ended March 31, 2016 and 2015, the following potentially dilutive securities were excluded from the computation of diluted net income or (loss) per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended		Nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Stock options	834,174	874,134	804,670	874,134
Restricted common stock	82,125	74,000	82,125	74,000
Common stock warrants	4,224,573	5,364,994	3,554,890	5,364,994
Class A convertible preferred stock	-	92,978	-	92,978
Total	5,140,872	6,406,106	4,441,685	6,406,106

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $000):

	March 31, 2016	June 30, 2015
Rent	$3,200	$450,700
Research and development	13,600	565,100
Insurance	106,200	337,100
NYC Biotech Tax Credit	232,000	82,000
Other	74,900	63,000
Total	$426,900	$1,497,900

NOTE 4 – FIXED ASSETS

Fixed assets, net of accumulated depreciation, consist of the following (rounded to nearest $000):

	Useful lives	March 31, 2016	June 30, 2015
Computer and Software	3 years	$50,900	$34,300
Furniture and Fixtures	7 years	137,500	-
Leasehold Improvements	7 years	385,200	-
Total		$573,600	$34,300
Less accumulated depreciation		(44,000)	(10,400)
Fixed Assets, Net		$529,600	$23,900

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2016	June 30, 2015
Research and development	$508,400	$247,500
Professional fees	106,000	60,300
Accrued vacation	149,600	116,600
Other	281,700	57,900
Total	$1,045,700	$482,300

NOTE 6 - NOTE PAYABLE

In June 2015, the Company entered into a note for approximately $263,800 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.8% per annum. At March 31, 2016 and June 30, 2015, the note payable outstanding balance was $0 and approximately $263,800, respectively.

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

The following is a summary of the assumptions used in the valuation model of the derivative liabilities at March 31, 2016 and June 30, 2015:

	March 31,	June 30,
	2016	2015
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$1.70	$10.15
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (2)	0.87%	1.6%
Expected life in years	3.19	3.9
Expected volatility (3)	77%	70%
Expected dividend yields (4)	None	None

(1)	The market value is the calculated fair value of the common stock pursuant to the valuation technique as described above.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY

Exercise of warrants for cash

During the nine months ended March 31, 2015, shareholders from the May and June 2014 equity offerings exercised warrants to purchase 2,033,915 shares of common stock at an exercise price of $7.50 per share. The Company received net proceeds of approximately $13,423,800, net of approximately $1,830,500 of offering costs.

During the nine months ended March 31, 2015, three consultants exercised their warrants to purchase 4,800 shares of common stock. The Company received proceeds of $19,200.

Exercise of warrants for non-cash

During the nine months ended March 31, 2016, the Company issued approximately 1,094,000, shares of common stock resulting from the exercise on a non-cash basis of approximately 1,138,000 warrants.

Common stock issued for services

During the nine months ended March 31, 2016 and 2015, the Company issued 63,329 and 75,000 shares of common stock for consulting services, respectively, that had a fair market of approximately $204,500 and approximately $1,110,000, respectively, based upon the stock price at the date of issuances. The Company recorded stock-based compensation to general and administrative expense.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At March 31, 2016, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2016, 683,595 shares were available for future grants under the Plan.

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

During the nine months ended March 31, 2016, the Company granted three directors options to purchase 77,295 shares of common stock in aggregate. The options have a ten year term and exercise prices of $3.45 to $8.45 per share. 25% of the options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The fair value of the options at the grant date was approximately $2.28 to $5.59 per share using the Black-Scholes Option pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

During the nine months ended March 31, 2016, the Company granted employees options to purchase 29,500 shares of common stock in aggregate. The options have a ten year term and exercise prices of $1.55 per share. 6.25% of the options vest quarterly over the following 4 years. The fair value of the options at the grant date was approximately $1.08 per share using the Black-Scholes Option pricing model.

At March 31, 2016, the Company has unrecognized stock-based compensation expense of approximately $2,192,000 related to unvested stock options over the weighted average remaining service period of 8.1 years. The weighted average fair value of options granted during the nine months ended March 31, 2016 and 2015, was approximately $2.75 and $9.15 per share respectively, on the date of grant using the Black-Scholes option pricing model. A summary of the changes in options during the nine months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2015	777,630	$7.44	8.6	$2,787,000
Granted	106,795	$4.13	9.6
Forfeited	(50,251)	7.51	-	$-
Outstanding and expected to vest at March 31, 2016	834,174	$7.01	8.1	$-
Options exercisable at March 31, 2016	378,110	$5.59	7.4	$-

Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the nine months ended March 31, 2016 and 2015:

	For the Nine Months Ended March 31,
	2016	2015
Risk free interest rate	1.4 to 1.7%	1.6 to 1.8%
Dividend yield	0%	0%
Volatility	74 to 80%	72 to 76%
Expected term (in years)	6.25	6.25

Restricted stock

A summary of the changes in restricted stock awards during the nine months ended March 31, 2016, is as follows:

	Number of Shares	Weighted Average Price Per Share
Unvested restricted stock awards at June 30, 2015	94,000	13.95
Vested	(19,625)	13.89
Unvested restricted stock awards at March 31, 2016	74,375	13.64

There were no restricted stock awards granted during the nine months ended March 31, 2016. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $893,000 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 2.82 years. During the nine months ended March 31, 2016, the Company issued 11,875 shares of common stock.

Warrants

A summary of the changes in outstanding warrants during the nine months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding and vested at June 30, 2015	5,362,183	$5.60	3.7
Exercised	(1,137,610)	$0.27
Outstanding and vested at March 31, 2016	4,224,573	$7.11	3.6

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

At March 31, 2016, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At March 31, 2016, the aggregate intrinsic value of warrants that have vested and outstanding is approximately $1,137,700.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the nine months ended March 31, 2016 and 2015 (rounded to nearest $00):

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Research and development	$156,300	$260,700
General and administrative	691,400	339,400
Total	$847,700	$600,100

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (rounded to nearest $00):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Research and development	$51,800	$114,900
General and administrative	224,700	128,900
Total	$276,500	$243,800

NOTE 9 - RELATED PARTY TRANSACTIONS

Advisory Firm

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

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agreed to pay Mr. Seth $12,500 per month. During the nine months ended March 31, 2016, the Company recorded advisory fees of $75,000. As of March 31, 2016, the Company had a payable of $75,000 to the chairman.

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

Lawsuit Brought by a Former Officer: In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

On February 18, 2016, Relmada filed an amended complaint in connection with the Lawsuit. The amended complaint includes an additional legal claim based on the Defendants’ breach of the fiduciary duty that they owed to Relmada when the Defendants disclosed and mischaracterized confidential information that they acquired in their capacity as Relmada's investment banker. Relmada is also seeking monetary damages arising from fees and costs that it incurred responding to the Defendants’ false and misleading proxy materials in December 2015.

On April 4, 2016, Laidlaw filed a motion to dismiss Relmada’s amended complaint. On April 15, Relmada filed a partial motion to dismiss the Counterclaim and Laidlaw filed a motion to transfer venue to the U.S. District Court for the Southern District of New York.

All litigations is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. The Company recorded no contingent liability or expense in associated with litigation during the nine months ended March 31, 2016.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

On October 1, 2015, the Company commenced a lease with a term of seven years and three months for office space in a building in New York City. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense for the nine months ended March 31, 2016 was $164,923.

The Company’s future minimum annual lease payments under operating leases for years ending after March 31, 2016 are as follows (rounded to the nearest 00):

Operating
Lease
2017	$355,800
2018	338,000
2019	333,100
2020	343,900
2021	355,000
Thereafter	642,500
Total minimum lease payments	$2,368,300

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016~~.~~ The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments.

Letter Of Credit

The Company has an outstanding letter of credit of approximately $390,800 in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount which is included in other assets at March 31, 2016 and June 30, 2015. On the second anniversary of the lease commencement date, the letter of credit will be reduced to approximately $234,400. In October 2022, the letter of credit will be reduced to approximately $156,000.

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

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biopharmaceutical company developing novel versions of proven drug products together with new molecules that potentially address areas of high unmet medical need in the treatment of pain. The Company has a diversified portfolio of four products at various stages of development including LevoCap ER, its abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; d-Methadone, its N-methyl-D-aspartate (“NMDA”) receptor antagonist for neuropathic pain; BuTab, its oral dosage form of the opioid analgesic buprenorphine; and MepiGel, its orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

On August 12, 2015, the Company completed a one-for-five reverse stock and reduced the authorized common share to 100,000,000 common shares. The consolidated financial statements reflect a retroactive adjustment for the reverse stock split.

We are developing drugs for the treatment of pain. We have product candidates with potential indications for the treatment of moderate to severe chronic nociceptive pain and neuropathic pain. One of our drug candidates also has commercial potential for opioid dependency therapy. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the FDA in the United States and similar organizations elsewhere in the world. In order to optimize the use of resources the Company may seek strategic alliances and/or licensing arrangements to further clinical development and its commercial planning.

We have a diversified portfolio of four products at different stage of development for the treatment of pain. LevoCap ER, our most advanced product is a proprietary extended release (ER) dosage form of the potent opioid levorphanol in an abuse resistant drug delivery system. d-Methadone is the d optical isomer of racemic methadone and a non-competitive antagonist at the N-methyl-D-aspartate (NMDA) receptor. NMDA antagonists have been shown to provide analgesia in patients with neuropathic pain. NMDA antagonists have also been shown to reduce tolerance or hyperalgesia to opioid analgesics. MepiGel is a proprietary topical non-greasy gel dosage form of the local anesthetic mepivacaine for the treatment of post herpetic neuralgia and other neuropathic pain conditions. We have received two FDA Orphan Drug Designations for MepiGel which provide for 7 years market exclusivity upon marketing, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of post herpetic neuralgia.”, BuTab is an oral dosage form of the partial opioid agonist, buprenorphine for the treatment of chronic pain and opioid addiction.

d-Methadone (dextromethadone, REL-1017)

Our new chemical entity, d-Methadone (dextromethadone, REL-1017), is a novel, N-methyl-D-aspartate (NMDA) receptor antagonist being developed for the treatment of neuropathic pain. As a single isomer of racemic methadone, d-Methadone has been shown to possess NMDA antagonist properties with virtually no opioid activity at the expected therapeutic doses. The activation of NMDA receptors has been associated with neuropathic pain and it is expected that d-Methadone will have a role in pain management by blocking this activity. In contrast, racemic methadone is a long-acting narcotic producing typical opioid side effects at therapeutic doses and is used in the treatment of various pain states and as a substitution therapy in opioid addiction. In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-Methadone to determine the maximum tolerated dose. In the MAD study, healthy subjects received daily oral doses of d-Methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, d-Methadone demonstrated a safe profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore higher single doses of d-Methadone. In June 2015, the Company successfully completed the SAD study and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January, 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-Methadone with a very favorable side effect and tolerability profile. The data from these studies will inform the design of a subsequent Phase II proof of concept study in patients with neuropathic pain or other suitable indications.

LevoCap ER (REL-1015)

Our most-advanced novel version of a proven drug product, LevoCap ER (REL-1015), is an extended release, abuse deterrent, and proprietary formulation of the opioid analgesic levorphanol, which is pharmacologically differentiated from morphine, oxycodone, and other strong opioids for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment. In particular, levorphanol binds to all three opioid receptor subtypes involved in analgesia (mu, kappa, and delta), the N-methyl-D-aspartate (NMDA) receptor and the norepinephrine and serotonin reuptake pumps, whereas morphine is relatively selective for the mu subtype. Due to the selectivity of morphine for mu receptors compared to levorphanol's ability to interact more potently with other relevant receptor subtypes, levorphanol could achieve analgesia in patients resistant to other strong opioids. In clinical studies, it has demonstrated a remarkably broad spectrum of analgesic activity against many different types of pain including neuropathic pain, post-surgical pain, and chronic pain in patients refractory to other opioids. We continue to prepare to submit a request to the FDA to discuss the final regulatory and clinical plan for this product.

BuTab (REL-1028)

Our second-most-advanced novel version of a proven drug product, BuTab (REL-1028), represents novel formulations of oral, modified release buprenorphine as a potential therapeutic for both chronic pain and opioid dependence. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase I pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies.

MepiGel (REL-1021)

MepiGel (REL-1021), is a proprietary topical dosage form of the local anesthetic mepivacaine for the treatment of painful peripheral neuropathies, such as painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy. Mepivacaine is an anesthetic (numbing medicine) that blocks the nerve impulses that send pain signals to the brain. It is chemically related to bupivacaine but pharmacologically related to lidocaine. Mepivacaine is currently indicated for infiltration, nerve block and epidural anesthesia. Relmada has received two FDA Orphan Drug Designations for mepivacaine, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia,” or PHN. We have selected the formulations to be advanced into clinical studies for MepiGel after the evaluation of results from in vitro and ex vivo studies comparing various topical prototypes of mepivacaine that were conducted by MedPharm Ltd, a specialist formulation development company recognized internationally for its expertise in topical and transdermal products. Multiple toxicology studies were successfully conducted and completed in 2015

Results of Operations

For the Three Months Ended March 31, 2016 versus March 31, 2015

Research and Development Expense

Research and development expense for the three months ended March 31, 2016 was approximately $609,000 compared to $2,274,800 for the three months ended March 31, 2015, a difference of approximately $1,665,800. The decrease was due to lower clinical trial expenses.

General and Administrative Expense

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015	Increase (Decrease)
General and administrative	1,642,500	2,293,100	(650,600)
Laidlaw litigation and associated costs	494,500	-	494,500
Total	$2,137,000	2,293,100	(156,100)

General and administrative expense for the three months ended March 31, 2016 was approximately $2,137,000 compared to $2,293,100 for the three months ended March 31, 2015, a decrease of $156,100. The decrease largely resulted from a combination of decrease in salaries and other office expenses of approximately $961,100 and increase in legal fees associated with the litigation proceeding with Laidlaw of approximately $494,500.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of approximately $832,000 for the three months ended March 31, 2016, as compared to a non-cash unrealized gain of $2,102,600 for the comparable period in 2015.

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

Net Loss per Common Share

The net loss for the Company for the three months ended March 31, 2016 and 2015 was approximately $1,859,800 and $2,463,000 respectively. The Company had net loss of $(0.15) and $(0.23) per basic and diluted weighted average common share for the three months ended March 31, 2016 and 2015, respectively.

For the Nine Months Ended March 31, 2016 versus the Nine Months Ended March 31, 2015

Research and Development Expense

Research and development expense for the nine months ended March 31, 2016 was approximately $5,592,900 compared to $5,007,700 for the nine months ended March 31, 2015, an increase of approximately $585,200. The increase was due to slightly greater clinical trial expenses.

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2016 was approximately $7,520,100 compared to $7,688,500 for the nine months ended March 31, 2015, a decrease of approximately $168,400.

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015	Increase (Decrease)
General and administrative	5,498,300	7,688,500	(2,190,200)
Laidlaw litigation and associated costs	2,021,900	-	2,021,900
Total	$7,520,200	7,688,500	(168,300)

The decrease primarily resulted from a combination of decrease in professional fees and other office expenses of approximately $2,190,200 and increase in legal fees associated with the litigation proceeding with Laidlaw of approximately $2,021,900.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of $13,387,300 for the nine months ended March 31, 2016, as compared to a non-cash unrealized loss of $14,175,900 for the comparable period in 2015. This resulted in an increase in unrealized gain of approximately $27,563,200 for the nine months ended March 31, 2016 as compared to the comparable period in 2015. The derivative liabilities included warrants sold with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Net Income (Loss) per Common Share

The net Income (loss) for the Company for the nine months ended March 31, 2016 and 2015 was approximately $343,000 and $(26,846,000) respectively. The Company had net income (loss) of $0.03 and $(2.78) per basic and diluted weighted average common share for the nine months ended March 31, 2016 and 2015, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to March 31, 2016 of approximately $75,780,000 that includes non-cash charges of approximately $35,230,700. We have generated negative cash flows from operations since inception.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at March 31, 2016, of $11,348,760, the Company can fund future operations until the end of the calendar year 2017. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Nine Months Ended March 31,
	2016	2015
Cash used in operating activities	$(10,318,235)	$(11,737,904)
Cash used in investing activities	(539,213)	(19,456)
Cash (used in) provided by financing activities	(263,752)	13,149,413
Net (decrease) increase in cash and cash equivalents	$(11,121,200)	$1,392,053

For the nine months ended March 31, 2016, cash used in operating activities was $10,318,235 primarily due to the loss from operations for the nine months ended March 31, 2016 of $13,113,100, partially offset by non-cash items including the change in fair value of derivative liabilities stock-based compensation expenses, common stock issued for services.

For the nine months ended December 31, 2015, cash used in operating activities was $11,737,904 primarily due to the net loss for the nine months ended December 31, 2015, of approximately $26,846,000, partially offset by non-cash items including stock-based compensation expenses, common stock issued for services, the change in the fair value of derivative liabilities, and depreciation of approximately $15,892,000.

For the nine months ended March 31, 2016, cash used in investing activities was $539,213 due to purchases of fixed assets.

Net cash used in financing activities for the nine months ended March 31, 2016, was $263,752. The payments were related to a note for directors’ and officers’ insurance policy. Net cash provided by financing activities for the nine months ended March 31, 2015, was approximately $13,149,000, primarily from warrant exercises of approximately $13,433,000.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2016 and June 30, 2015, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2016 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings

Lawsuit Brought by a Former Officer: In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

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

On February 18, 2016, Relmada filed an amended complaint in connection with the Lawsuit. The amended complaint includes an additional legal claim based on the Defendants’ breach of the fiduciary duty that they owed to Relmada when the Defendants disclosed and mischaracterized confidential information that they acquired in their capacity as Relmada's investment banker. Relmada is also seeking monetary damages arising from fees and costs that it incurred responding to the Defendants’ false and misleading proxy materials in December 2015.

On April 4, 2016, Laidlaw filed a motion to dismiss Relmada’s amended complaint. On April 15, Relmada filed a partial motion to dismiss the Counterclaim and Laidlaw filed a motion to transfer venue to the U.S. District Court for the Southern District of New York.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, the Company issued 16,665 shares of common stock having a fair market value of approximately $23,665 ($1.42 per share) in exchange for consulting services.

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

Date: May 9, 2016	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Executive Officer and Principal Executive Officer)

	By:	/s/ Kulendiran Purushothaman
Kulendiran Purushothaman
Vice President of Finance
(Duly Authorized Officer and Principal Financial and Accounting Officer)

