Form 10-K
period 2016-06-30
RELMADA THERAPEUTICS, INC.
filed 2016-09-09
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: __________

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, STE #702

New York, NY 10016

(Address of principal executive offices)(Zip Code)

(646) 677-3853

(Registrant’s telephone number, including area code)

________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Market Where Traded
Common Stock ($.0001 par value)	OTCQB

_________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 9, 2016, there are 12,035,037 shares of common stock, $0.001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Relmada,” the “Company,” “we,” “us,” and “our” refer to Relmada Therapeutics, Inc., a Nevada corporation.

ITEM 1.	BUSINESS

Business Overview

Relmada Therapeutics is a clinical-stage, publicly traded biotechnology company developing new chemical entities (NCEs) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (CNS) diseases - primarily depression and chronic pain. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential CNS pathological conditions. We have completed Phase I single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II study in treatment-resistant depression (TRD).

In addition to the clinical development of d-Methadone, we are focused on advancing three additional products combining proven drug candidates with novel delivery methods to create new drugs and/or indications through the 505(b)(2) regulatory pathway. Product development plans for several of our products, such as LevoCap ER and BuTab, require the completion of a relatively small Phase I program before entering Phase III pivotal clinical trials using the 505(b)(2) regulatory pathway, subject to U.S. Food and Drug Administration (FDA) approval.

We believe that our CNS-centric pipeline is diversified by mechanism of action, development stage, and regulatory strategy, which mitigates risk while offering significant upside. Our highly experienced drug development leadership and world-class scientific and business advisors provide the expertise to efficiently advance product development.

Our four development projects are briefly described below:

d-Methadone (dextromethadone, REL-1017)

Background

In 2014, the National Institute of Mental Health (NIMH) estimated that 15.7 million adults aged 18 or older in the United States had at least one major depressive episode in the past year. According to data from nationally representative surveys supported by NIMH, only about half of Americans diagnosed with major depression in a given year receive treatment. Of those receiving treatment with as many as four different standard antidepressants, 33% of drug-treated depression patients do not achieve adequate therapeutic benefits according to the Sequenced Treatment Alternatives to Relieve Depression (STAR*D) trial published in the American Journal of Psychiatry. Accordingly, we believe that approximately 3 million patients with such treatment-resistant depression are in need of new treatment options.

In addition to the high failure rate, none of the marketed products for depression can demonstrate rapid antidepressant effects and most of the products take up to a month to show effectiveness. The urgent need for improved, faster acting antidepressant treatments is underscored by the fact that severe depression can be life-threatening, due to heightened risk of suicide.

Recent studies have shown that ketamine, a drug known previously as an anesthetic, can lift depression in many patients within hours. However, it is unlikely that ketamine itself will become a practical treatment for most cases of depression. It must be administered through intravenous infusion, requiring a hospital setting, and more importantly can potentially trigger adverse side effects including psychedelic symptoms (hallucinations, memory defects, panic attacks), nausea/vomiting, somnolence, cardiovascular stimulation and, in a minority of patients, hepatoxicity. Ketamine also hasn’t been thoroughly studied for long-term safety and effectiveness, and the FDA hasn’t approved it to treat depression.

d-Methadone Overview and Mechanism of Action

d-Methadone’s mechanism of action, as a non-competitive NMDA channel blocker or antagonist, is fundamentally differentiated from all currently FDA-approved antidepressants, as well as all atypical antipsychotics used adjunctively with standard, FDA-approved antidepressants. Working through the same brain mechanisms as ketamine but potentially lacking its adverse side effects, Relmada’s d-Methadone is being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential CNS pathological conditions.

In chemistry an enantiomer, also known as an optical isomer, is one of two stereoisomers that are mirror images of each other that are non-superposable (not identical), much as one’s left and right hands are the same except for being reversed along one axis. A racemic compound, or racemate, is one that has equal amounts of left- and right-handed enantiomers of a chiral molecule. For racemic drugs, often only one of a drug’s enantiomers is responsible for the desired physiologic effects, while the other enantiomer is less active or inactive.

Racemic methadone has been used since the 1950s as a treatment for opioid addiction and has remained the primary therapy for this condition for more than 40 years. Recently, methadone has been used to manage cancer pain and other chronic pain states. Methadone is a highly lipophilic molecule that is suitable for a variety of administration routes, with oral bioavailability close to 80% compared with 26% for morphine.

As a single isomer of racemic methadone, d-Methadone has been shown to possess NMDA antagonist properties with virtually no traditional opioid or ketamine-like adverse events at the expected therapeutic doses. In contrast, racemic methadone is associated with common opioid side effects that include anxiety, nervousness, restlessness, sleep problems (insomnia), nausea, vomiting, constipation, diarrhea, drowsiness, and others. It has been shown that the left (levo) isomer, l-Methadone, is largely responsible for methadone’s opioid activity, while the right (dextro) isomer, d-Methadone, is much less active as an opioid while maintaining affinity for the NMDA receptor.

NMDA receptors are present in many parts of the central nervous system and play important roles in neuronal plasticity and other functions that are important for cognitive functions such as learning and memory. They also contribute to the maladaptive plasticity, which results in neuropathic pain. Based on these premises, d-Methadone is potentially a platform that could be developed and could show benefits in several different indications.

d-Methadone Phase 1 Clinical Safety Studies

Summary

The safety data from two Company-funded d-Methadone Phase 1 clinical safety studies and a third study conducted by researchers at Memorial Sloan-Kettering Cancer Center indicate that d-Methadone was safe and well tolerated in both healthy subjects and cancer patients at all projected therapeutic doses tested.

In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-Methadone to determine the maximum tolerated dose, defined as the highest dose devoid of significant opioid- or ketamine-like adverse events. In the MAD study, healthy subjects received daily oral doses of d-Methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, we reported that d-Methadone demonstrated a safe profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore even higher single doses of d-Methadone. In June 2015, the Company successfully completed the SAD study and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-Methadone with a favorable side effect and tolerability profile. The data from these studies will inform the design of a subsequent Phase II proof-of-concept study in patients with depression and/or other suitable indications.

d-Methadone In Vivo Study for Depression

In May 2016, we announced the results of an in vivo study showing that administration of d-Methadone results in antidepressant-like effects in a well-validated treatment model, known as the forced swim test (FST), providing preclinical support for its potential as a novel treatment of depression.

According to the Journal of Visualized Experiments, the FST is based on the assumption that when placing an animal in a container filled with water, it will first make efforts to escape by swimming or climbing, but eventually will exhibit “immobility” that may be considered to reflect a measure of behavioral despair. This test has been extensively used because it involves the exposure of the animals to stress, which was shown to have a role in the tendency for major depression. Additionally, the FST has been shown to share some of the factors that are influenced or altered by depression in humans, including changes in food consumption and sleep abnormalities. The main advantages of this procedure are that it is relatively easy to perform and that its results are easily and quickly analyzed. Importantly, the FST’s sensitivity to a broad range of antidepressant drugs makes it a suitable screening test and is one of the most important features leading to its high predictive validity.

In the Company’s FST study, male Sprague Dawley rats were administered single doses of placebo, ketamine, or d-Methadone on day one (after habituation; 24 hours prior to forced swim testing). At all doses tested, d-Methadone significantly decreased immobility of the rats compared to the placebo, suggesting antidepressant-like activity. In addition, the effect of d-Methadone on immobility at the two highest doses tested was larger than the effect seen with ketamine. Moreover, the effects of d-Methadone in the forced swim test were not caused by a stimulant effect on spontaneous locomotor activity of the rats. Locomotor activity of lab animals is often monitored to assess the behavioral effects of drugs.

A separate in vitro electrophysiology study of d-Methadone was conducted using 2 subtypes of cloned human NMDA receptors. The results of this study demonstrated functional antagonist activity with d-Methadone comparable to that of both racemic ketamine and the isomer [S]-ketamine.

Combined with the results of our Phase I studies, the encouraging results of these in vivo and in vitro studies support our belief that d-Methadone warrants further evaluation in a Phase II study as a rapidly acting, oral agent for the treatment of depression.

LevoCap ER (REL-1015)

Our most-advanced novel version of a proven drug product, LevoCap ER (REL-1015), is an extended release, abuse deterrent, and proprietary formulation of levorphanol (levo-3-hydroxy-N-methyl-morphinan), a unique, broad spectrum opioid with additional “non-opioid” mechanisms of action. In particular, levorphanol binds to all three opioid receptor subtypes involved in analgesia (mu, kappa, and delta), the NMDA receptor, and the norepinephrine and serotonin reuptake pumps, whereas morphine, oxycodone, hydrocodone, and other opioids are highly selective for the mu receptor subtype. Due to its multi-modal mechanism of action, levorphanol could achieve analgesia in patients resistant to other strong opioids. In clinical studies, levorphanol has demonstrated a remarkably broad spectrum of analgesic activity against many different types of pain including neuropathic pain, post-surgical pain, and chronic pain in patients refractory to other opioids. To our knowledge, the analgesic tapentadol (Nucynta®) is the only other commercially available, multimodal opioid with non-opioid analgesic benefits. However, in contrast to levorphanol’s strong opioid effects, tapentadol is a low affinity mu opioid receptor agonist and a norepinephrine reuptake inhibitor.

Levorphanol is a potent opioid analgesic first introduced in the U.S. around 1953 for the treatment of moderate to severe pain where an opioid analgesic is appropriate. It is currently available as an immediate release (short-acting opioid), non-abuse deterrent formulation through Sentynl Therapeutics, Inc. However, extended-release (long-acting opioid) agents may be preferable due to better patient adherence, less dose-watching, and result in improved sleep.

Both immediate- and extended-release opioids can potentially be crushed to produce concentrated drug with greater appeal to abusers. Intentional crushing or extracting the active ingredient from the extended-release dosage form by addicts and recreational drug users can destroy the timed-release mechanism and result in a rapid surge of drug into the bloodstream for the purpose of achieving a high or euphoric feeling. Serious side effects and death have been reported from such misuse.

LevoCap ER is the first product candidate utilizing SECUREL™, Relmada’s proprietary abuse deterrent extended release technology for opioid drugs. SECUREL dosage forms cannot be easily crushed for inhalation or to obtain rapid euphoria from high blood levels when swallowed. It is also exceedingly difficult for intravenous abusers to extract the active drug from the dosage form using common solvents, including alcohol.

Relmada is developing LevoCap ER under the 505(b)(2) regulatory pathway. We have submitted a meeting request to the FDA to discuss the Phase III clinical plan for LevoCap ER.

BuTab (REL-1028)

Our second-most-advanced novel version of a proven drug product, BuTab (REL-1028), represents novel formulations of oral, modified release buprenorphine as a potential therapeutic for both chronic pain and opioid dependence. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase I pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal buprenorphine patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies.

MepiGel (REL-1021)

MepiGel (REL-1021) is a proprietary topical dosage form of the local anesthetic mepivacaine for the treatment of painful peripheral neuropathies, such as painful diabetic neuropathy, PHN, and painful HIV-associated neuropathy. Mepivacaine is an anesthetic (numbing medicine) that blocks the nerve impulses that send pain signals to the brain. It is chemically related to bupivacaine but pharmacologically related to lidocaine. Mepivacaine is currently indicated for infiltration, nerve block and epidural anesthesia. Relmada has received two FDA Orphan Drug Designations for mepivacaine, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia,” or PHN. We have selected the formulations to be advanced into clinical studies for MepiGel after the evaluation of results from in vitro and ex vivo studies comparing various topical prototypes of mepivacaine that were conducted by MedPharm Ltd, a specialist formulation development company recognized internationally for its expertise in topical and transdermal products. Multiple toxicology studies were successfully conducted and completed in 2015.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. Research and development expense for the year ended June 30, 2016 and the year ended June 30, 2015, was approximately $6,206,700 and $7,872,400, respectively.

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

An important part of our strategy is the utilization of FDA’s 505(b)(2) NDA process for approval. The 505(b)(2) new drug application (NDA) is one of three FDA drug approval pathways and represents an appealing regulatory strategy for many companies. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the Federal Food, Drug, and Cosmetic Act. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant.

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

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of CNS diseases - primarily depression and chronic pain.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $2,974,700 and $20,803,600 for the years ended June 30, 2016 and June 30, 2015, respectively. At June 30, 2016, we have an accumulated deficit of approximately $79,100,000.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of CNS markets and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of both depression and chronic pain. We have assembled a management team along with both scientific and business advisors, including recognized experts in the fields of depression and chronic pain, with significant industry and regulatory experience to lead and execute the development and commercialization of d-Methadone and our additional pipeline.

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

We may in-license late-stage or approved drugs to accelerate the pathway to become a fully integrated biopharmaceutical company with commercial capability. Alternatively, we might consider a trade sale of our products or the entire company if we deem that it is in the best interests of our shareholders.

Market Opportunity

We believe that the market for addressing areas of high unmet medical need in the treatment of CNS diseases will continue to be large for the foreseeable future and that it will represent a sizable revenue opportunity for Relmada. For example, the World Health Organization (WHO) has estimated that CNS diseases affect nearly 2 billion people globally, making up approximately 40% of total disease burden (based on disability adjusted life years), compared with 13% for cancer and 12% for cardiovascular disease. We also believe that each of our product candidates is designed to have value added features that will provide product related competitive advantages versus the existing drugs available on the market.

Depression

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. According to Research and Markets, every year more than 5 billion antidepressant prescriptions are written globally. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline and Forest Laboratories. Some of the popular drugs produced by these companies are Prozac® (Eli Lilly, Cymbalta® (Eli Lilly), Effexor® (Pfizer), and Pristiq® (Pfizer).

Chronic Pain

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

Intellectual Property Portfolio and Market Exclusivity

We have secured three Orphan Drug Designations from the FDA: 1) d-Methadone for “the treatment of postherpetic neuralgia”; 2) MepiGel for “the treatment of painful HIV-associated neuropathy”; and MepiGel for “the management of postherpetic neuralgia.” Each would, upon NDA approval, carry 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, our products will be eligible for market exclusivity to run concurrently with the term of the patent for 3 years in the U.S. (Hatch Waxman plus pediatric exclusivity) and up to 10 years of in the E.U. We believe an extensive intellectual property estate of several patents will protect our technology and products once our patent applications for our products are approved.

The following is a summary of our patents and patent applications:

Levorphanol: These patents and patent applications cover the levorphanol product.

US Patent No. 9,125,833, filed 4/28/08, granted on 9/8/15. Multimodal Abuse Resistant and Extended Release Opioid Formulations. Owned by Relmada. Estimated expiry in 2030. This patent covers the SECUREL technology platform and Relmada’s lead product candidate, LevoCap ER (REL-1015, levorphanol extended-release, abuse deterrent capsules) as well as providing additional coverage for multiple opioid molecules that are prone to abuse.

EU patent No. 2,448,406, filed 2/26/10, granted on 4/20/16. Extended Release Oral Pharmaceutical Compositions of 3-Hydroxy-N-Methylmorphinan and Method of Use. Owned by Relmada. Estimated expiry in 2030.

Patent application 12/223.327 filed 1/29/07, Abuse Resistant and Extended Release Formulations and Method of Use Thereof. Cover US. Owned by Relmada. Currently pending.

Patent application 13/320,989 filed 2/26/10 Extended Release Oral Pharmaceutical Compositions of 3-Hydroxy-N-Methylmorphinan and Method of Use. Owned by Relmada. Currently pending.

International patent application PCT/US16/31796 filed 5/11/16. Preserves rights to file in US, Europe, and Asia for abrasion- and crush-resistant products. Owned by Relmada. Estimated expiry in 2036.

d-Methadone: These patents and patent application cover the d-Methadone product.

US Patent No. 6,008,258 filed 1/21/98, d-Methadone, a Nonopioid Analgesic, Cover US, Patent granted, estimated expiry in 2018.

U.S. Patent Application 13/803,375, filed on 3/14/13 as an international (PCT) application. The U.S. application was allowed on 6/23/16. d-Methadone for the Treatment of Psychiatric Symptoms. This patent covers the use of d-Methadone for the treatment of depression. Owned by Relmada. Estimated expiry in 2033. Counterpart applications in other countries are currently pending.

U.S. Patent Application 15/204,052, filed on 7/7/16 as a continuation of U.S. 13/803,375. d-Methadone for the Treatment of Psychiatric Symptoms. Owned by Relmada. Currently pending.

Buprenorphine: This patent application covers the buprenorphine product.

Patent application 12/989,209 filed 3/9/09, Oral Pharmaceutical Compositions of Buprenorphine and Method of Use. Cover US and EU. Owned by Relmada. Currently pending.

International patent application PCT/US16/31796 filed 5/11/16. Preserves rights to file in US, Europe, and Asia for abrasion- and crush-resistant products. Owned by Relmada. Estimated expiry in 2036.

Mepivacaine: This patent application covers the mepivacaine product.

Patent application PCT/US2011/032,381 filed 4/13/11, Dermal Pharmaceutical Composition of 1-Methyl-2,6-Pipecoloxylidide and Method of Use. Cover US, EU, Canada, China, India, Japan, and South Korea. Owned by Relmada. Currently pending.

Key Strengths

We believe that the key elements for our market success include:

●	A multiple product portfolio with a balanced risk reward profile: We have four products at various stages of development, and each has its own development risk profile and indication. Accordingly, management believes that we are well positioned to become a competitive player in a large unsatisfied market.

●	Products are differentiated and address significant unmet needs: All four lead development programs are well differentiated, value added CNS drugs that address significant unmet medical needs.

●	Scientific support of leading experts: Our scientific and business advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions. The group consists of individuals who have served as executives of leading national and international societies in depression, pain, and the FDA.

●	Efficient development strategy: The 505(b)(2) pathway lowers the risk of drug development. Our strategy of combining proven drug candidates with novel delivery methods and pharmaceutical compositions reduces clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place. Abuse resistant and once a day formulations improve the commercial potential of opioids, addressing the risk of opioid abuse and opioid diversion by making the dosage form tamper resistant, thereby frustrating attempts at physical manipulation of the dosage.

●	Substantial IP portfolio and market protection: Upon the approval of our filed patent applications for our products we will have secured an intellectual property portfolio comprised of several patents. In addition, some of our drugs have also been designated as Orphan Drugs by the FDA, thereby providing seven years of market exclusivity at launch.

●	Experienced management: We combine business expertise with what we believe is an internationally recognized research team. We believe our highly experienced drug development leadership provides us with a significant competitive advantage in designing highly efficient clinical programs with predictable regulatory outcomes.

Competition Overview

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our competitors are large, well-established pharmaceutical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our products. Our products could be rendered obsolete or made uneconomical by the development of new products.

Regarding our competitive position in the industry, none of our products have been approved for sale.

Currently, there are no FDA-approved therapies for TRD with the mechanism of action of d-Methadone. However, products approved for other indications, for example, low doses of the anesthetic ketamine, are being or may be increasingly used off-label for treating depression, as well as other CNS indications for which d-Methadone may have therapeutic potential. Additionally, other treatment options, such psychotherapy and electroconvulsive therapy, are sometimes used instead of and before antidepressant medications to treat patients with TRD.

In the field of new generation antidepressants focused on specifically blocking the NMDA receptor channel, our principal competitor is intranasal esketamine, an isomer of ketamine, currently in Phase III clinical trials sponsored by Johnson & Johnson subsidiary Janssen Pharmaceutica. Other potential competitors focused on modulation of the NMDA receptor at its glycine co-agonist site include Allergan plc, which is developing rapastinel (formerly GLYX-13) and NRX-1074 for treatment-resistant major depressive disorder (MDD). On August 28, 2015, Allergan acquired rapastinel and NRX-1074 from Naurex, Inc. in an all-cash transaction of $571.7 million, plus future contingent payments up to $1.15 billion. These two drug candidates are modified peptides and only one may be orally active (rapastinel is only administered intravenously; NRX-1074 is orally bioavailable). VistaGen Therapeutics, Inc. is developing AV-101, an orally available prodrug candidate that gains access to the CNS after systemic administration and is rapidly converted in the brain into its active metabolite, 7-chlorokynurenic acid (7-Cl-KYNA), a well-characterized, potent and highly selective antagonist of the NMDA receptor at the glycine co-agonist site. Cerecor Inc. is developing CERC-301, an oral and NR2B-specific NMDA antagonist.

The pain market has peculiar characteristics with regards to competition. While there are several products in development both in the narcotic and neuropathic pain space, the market history has shown that a new entry in the therapeutic area does not necessarily cannibalize existing products, but instead expands the market. The reasons behind this behavior can be found in the “opioid rotation” phenomena. As there is considerable variability in the efficacy and side effect response of patients to opioid analgesics, many patients rotate from one opioid to another, offering growth opportunity to new entries. In the case of the neuropathic pain indication, it is mostly the limited efficacy of the existing therapies that creates a strong demand for new entries, a model also supported by the considerable off-label use of opioids, tricyclic antidepressants, and nonsteroidal anti-inflammatory drugs (NSAIDs) in neuropathic pain.

Because of the large CNS opportunity, the current competitive landscape is comprised by a significant number of pharmaceutical companies, including, but not limited to, Abbott Laboratories, Acadia, Alkermes, Allergan, AstraZeneca, Eli Lilly, Endo Pharmaceutical Holding, GlaxoSmithKline, Johnson & Johnson, Lundbeck, Mallinckrodt, Merck, Novartis, Ono, Otsuka, Pfizer, Purdue Pharma, Roche, Sanofi, Shire, Sumitomo, Takeda and Teva. In addition, we are aware that several companies are working on new delivery forms of pain products and abuse deterrent formulations, including Acura Pharmaceutical, BioDelivery Science, Collegium Pharmaceutical, Egalet, Elite Pharmaceutical, Inspirion Delivery Technologies, Intellipharmaceutics International, and KemPharm.

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

We are also subject to United States regulation under the Controlled Substances Act (CSA). Drug Enforcement Administration regulations require Scheduled II controlled substances to be manufactured in the United States if the products are to be marketed in the United States. Our only products that contain Schedule II controlled substances are LevoCap ER and d-Methadone. We are in the process of transferring all third party manufacturing of these products to the United States, and we intend to comply with this CSA requirement.

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

Corporate Information

Our principal executive office is located at 275 Madison Avenue, Suite 702, New York, NY 10016 and our telephone number is (646) 677-3853. Our website address is www.relmada.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Annual Report. The information contained therein or connected thereto shall be deemed to be incorporated into this 10-K which it forms a part.

Employees

As of September 9, 2016, we have six (6) full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

Our product candidates are still in the early stages of clinical testing. None has gone beyond the Phase I/Phase IIa stage and FDA approval requires that a drug candidate complete a Phase III study program, to test the safety and efficacy of the drug candidate on a large sample of patients. The timeline between a Phase I study and a Phase III study and subsequent filing of a NDA can be several years. We will need to commit substantial time and additional resources to conducting further nonclinical studies and clinical trials before we can submit an NDA with respect to any of these product candidates. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our product candidates.

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

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of future offerings and grants. We believe that we have sufficient capital on hand to fund future operations until the end of the calendar year 2017. Our actual capital requirements will depend on many factors. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned nonclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities, or discontinue operations.

We have a history of losses and we may never achieve or sustain profitability.

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $79,160,000 at June 30, 2016. The Company has cash and cash equivalents of approximately $8,500,000 at June 30, 2016. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

The Company has cash and cash equivalents of approximately $8,500,000 at June 30, 2016, which will not be sufficient to capitalize the development and commercialization of d-Methadone and we will need to continue to seek capital from time to time to continue the development beyond the initial Phase I and II clinical trials and to acquire and develop other product candidates. Our first product is not expected to be commercialized until at least 2019 and the revenues it will generate may not be sufficient to fund our ongoing operations. The Company believes that with current cash on hand it will be able to fund operations until the end of the calendar year 2017. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our product candidates in or before the first half of 2017. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred pain treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues that we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, on July 9, 2012, the FDA approved a risk management program, known as a Risk Evaluation and Mitigation Strategy, or REMS, for extended-release and long-acting opioid analgesics, or ER/LA opioid analgesics. This will require companies affected by the REMS to make available training for health care professionals who prescribe ER/LA opioid analgesics on proper prescribing practices and also to distribute educational materials to prescribers and patients on the safe use of ER/LA opioid analgesics.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that the product is both safe and effective for use in each target indication. Clinical trial results from the study of depression, chronic pain (e.g., osteoarthritis and chronic low back pain) and neuropathic pain (e.g., painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy) are inherently difficult to predict. The primary measure of pain is subjective and can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed animal studies or we have observed in published clinical trials conducted by third parties of other dosage forms of the same drug (e.g., sublingual, immediate release oral, parenteral) may not be predictive of results from our future clinical trials. Additionally, we may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies.

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

Although our primary strategic interest is in the areas of depression and pain management, a number of our products have potential efficacy in other therapeutic areas such as addiction. If our drug development efforts in depression or pain management fail, or if the competitive landscape or investment climate for antidepressant or analgesic dug development is less attractive, we may need to change the company’s strategic focus to include development of our product candidates or of newly acquired product candidates for therapeutic areas other than depression and pain. We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change from a depression and pain management company to a company with a focus in areas other than depression and pain or a company with a focus in multiple therapeutic areas including pain.

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

Some of our drug products (e.g., buprenorphine, REL-1028) have a less restrictive controlled substance schedule (i.e., within the Schedule III to V range) than Schedule II drugs. According to the DEA, Schedule V drugs have lower abuse potential than Schedule II, III and IV drugs, Schedule IV drugs have lower abuse potential than Schedule II and III drugs and Schedule III drugs have lower abuse potential than Schedule II. However, despite the foregoing reduced risk of abuse from Schedule III, IV and V drugs, when compared to Schedule II drugs, there is no assurance that such reduced risk can be demonstrated in well controlled non-clinical and/or clinical studies in models of physical dependence, psychic dependence, addiction or precipitated withdrawal, or in studies of addiction or abuse liability in opioid addicts, opioid ex-addicts or recreational drug users. In the event that a reduced risk of abuse from Schedule III, IV and V drugs, when compared to Schedule II drugs is demonstrated in well controlled non-clinical and/or clinical studies, there is no assurance that the FDA will agree to incorporation of such favorable language in the products prescribing information.

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

The facilities of any of our future manufacturers of controlled substances must be approved by the FDA after we submit our NDA and before approval. We are dependent on the continued adherence of third party manufacturers to GMP manufacturing and acceptable changes to their process. If our manufacturers cannot successfully produce material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approvals. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

At this time we do not have any ongoing clinical trials. However, we do not currently intend to conduct clinical trials on our own, and instead will rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our clinical trials. We are also required to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties to us or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our nonclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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

On November 29, 2006 the FDA imposed a bold warning on the label of racemic methadone, a parent compound to our d-Methadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of d-Methadone we will likely have to conduct a specific study to evaluate the effects of d-Methadone on QTc interval prolongation. QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle. Drugs that prolong the corrected QT interval (QTc) are associated with an increased risk of serious disturbances in heart rhythm, leading to sudden death. QT interval studies can be extremely costly and there is no assurance that we will have funds to undertake such a study. In addition, even if we do a QT interval prolongation study in accordance with regulatory guidelines, there is no assurance that the results of the study will demonstrate an absence of QT interval prolongation with d-Methadone. An adverse safety outcome from such study could result in a similar bolded warning on the label of d-Methadone or in a decision not to approve d-Methadone, either one of which could have serious consequences for our continued operation.

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

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements that could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

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

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and requires the adoption of REMS. Some of our product candidates, the controlled substance-based and maybe others, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. We cannot predict the specific REMS to be required as part of the FDA’s approval of any of our products. Depending on the extent of the REMS requirements, our costs to commercialize our products may increase significantly. Furthermore, controlled substances risks that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

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

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Purdue Pharma, Pfizer, Eli Lilly, Endo, Astra Zeneca, among others.

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

US Patent No. 9,125,833, filed 4/28/08, granted on 9/8/15. Multimodal Abuse Resistant and Extended Release Opioid Formulations. Owned by Relmada. Estimated expiry in 2030. This patent covers the SECUREL technology platform and Relmada’s lead product candidate, LevoCap ER (REL-1015, levorphanol extended-release, abuse deterrent capsules) as well as providing additional coverage for multiple opioid molecules that are prone to abuse.

EU patent No. 2,448,406, filed 2/26/10, granted on 4/20/16. Extended Release Oral Pharmaceutical Compositions of 3-Hydroxy-N-Methylmorphinan and Method of Use. Owned by Relmada. Estimated expiry in 2030.

Patent application 12/223.327 filed 1/29/07, Abuse Resistant and Extended Release Formulations and Method of Use Thereof. Cover US. Owned by Relmada. Currently pending.

Patent application 13/320,989 filed 2/26/10 Extended Release Oral Pharmaceutical Compositions of 3-Hydroxy-N-Methylmorphinan and Method of Use. Owned by Relmada. Currently pending.

International patent application PCT/US16/31796 filed 11 May 2016. Preserves rights to file in US, Europe, and Asia for abrasion- and crush-resistant products. Owned by Relmada. Estimated expiry in 2036.

d-Methadone: These patent and patent application cover the d-Methadone product.

US Patent No. 6,008,258 filed 1/21/98, d-Methadone, a Nonopioid Analgesic, Cover US, Patent granted, estimated expiry in 2018.

U.S. Patent Application 13/803,375, filed on 3/14/13 as an international (PCT) application. The U.S. application was allowed on 6/23/16. d-Methadone for the Treatment of Psychiatric Symptoms. This patent covers the use of d-methadone for the treatment of depression. Owned by Relmada. Estimated expiry in 2033. Counterpart applications in other countries are currently pending.

U.S. Patent Application 15/204,052, filed on 7/7/16 as a continuation of U.S. 13/803,375. d-Methadone for the Treatment of Psychiatric Symptoms. Owned by Relmada. Currently pending.

Buprenorphine: This patent application covers the buprenorphine product.

Patent application 12/989,209 filed 3/9/09, Oral Pharmaceutical Compositions of Buprenorphine and Method of Use. Cover US and EU. Owned by Relmada. Currently pending.

International patent application PCT/US16/31796 filed 11 May 2016. Preserves rights to file in US, Europe, and Asia for abrasion- and crush-resistant products. Owned by Relmada. Estimated expiry in 2036.

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

The FDA Office of Orphan Products (OOPD) has granted orphan drug designation for mepivacaine to which we have secured rights. The orphan designations cover postherpetic neuralgia (PHN) and painful HIV neuropathy. We have also received orphan designation covering d-Methadone for PHN. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or orphan exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for d-Methadone or mepivacaine-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our chief executive officer (CEO), Dr. Richard Mangano, our chief scientific officer (CSO), and Michael Becker, our chief financial officer (CFO). If any of them terminate employment with us, such a departure would have a material adverse effect on our business.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate, including:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	state and foreign anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and

●	federal laws requiring drug manufacturers to report information related to payments and other transfers of value made to physicians and other healthcare providers, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, as well as other state and foreign laws regulating marketing activities.

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

Risks Related to Ownership of Our Common Stock

There is a limited market for our common stock that may make it more difficult to dispose of your stock.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We do not own any property. In June 2015, we entered into a seven years and three months lease at 275 Madison Avenue, Suite 702, New York, NY 10016 for our corporate office location, with an annual rental rate commencing at approximately $312,700 per year for the period to commencing in October 2015 through September 2019. The annual rent will increase to approximately $341,600 commencing in October 2019 through the end of the lease term. We also lease an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, PA 19422 for approximately $3,100 per month, expiring September 30, 2017. We entered into a sublease agreement through March 31, 2017 with an option to extend through September 30, 2017, whereby a tenant will be reimbursing us $2,350 for rent per month.

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated income statements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business.  Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. Except as disclosed below, the Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Lawsuit Brought by Former Officer: In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

On February 18, 2016, Relmada filed an amended complaint in connection with the Lawsuit. The amended complaint includes an additional legal claim based on the Defendants’ breach of the fiduciary duty that they owed to Relmada when the Defendants disclosed and mischaracterized confidential information that they acquired in their capacity as Relmada’s investment banker. Relmada is also seeking monetary damages arising from fees and costs that it incurred responding to the Defendants’ false and misleading proxy materials in December 2015.

On April 4, 2016, Laidlaw filed a motion to dismiss Relmada’s amended complaint. On April 15, 2016, Relmada filed a partial motion to dismiss the Counterclaim and Laidlaw filed a motion to transfer venue to the U.S. District Court for the Southern District of New York. To date, these motions remain pending.

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1962(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

All litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. However, Management believes that the determination of the Counterclaim, even if unfavorable, would not materially affect the Company’s operations or financial position. The Company recorded no contingent liability or expense associated with litigation during the twelve months ended June 30, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on OTCQB, under the symbol “RLMD”.

The following table shows, for the years ended June 30, 2016 and 2015, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service. These closing prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The table below reflects the reverse stock split of one-for-five that occurred on August 12, 2015.

For the Year Ended June 30, 2016	High	Low

Three months ended June 30, 2016	$3.75	$1.70
Three months ended March 31, 2016	$3.00	$1.35
Three months ended December 31, 2015	$4.30	$2.29
Three months ended September 30, 2015	$10.50	$4.35

For the Year Ended June 30, 2015	High	Low

Three months ended June 30, 2015	$14.45	$7.55
Three months ended March 31, 2015	$18.60	$12.50
Three months ended December 31, 2014	$17.90	$12.70
Three months ended September 30, 2014	$15.95	$7.50

Lack of a Public Market for Common Stock

Prior to our share exchange completed on May 20, 2014, there was no public market for our common stock. There is no assurance that our shares will continue to be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission (SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of June 30, 2016, 12,035,037 shares of common stock were issued and outstanding, which were held by 165 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of Class A convertible preferred stock outstanding. Our transfer agent is:

Empire Stock Transfer

1859 Whitney Mesa Drive

Henderson, NV 89014

Telephone (702) 818-5898

www.empirestock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Registration Rights

None.

Dividends

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements and such other factors as our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the “Plan”) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. As of June 30, 2016, the Company has 919,943 awards available to be issued.

The following table summarizes our equity compensation plan information as of June 30, 2016.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	691,862	$6.90	919,943

Equity compensation plans not approved by security holders	-	-	-

Total	691,862	$6.90	919,943

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the year ended June 30, 2016 and for the year ended June 30, 2015. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors ” and elsewhere herein. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada Therapeutics, Inc. contained elsewhere in this document. Relmada’s current consolidated financial position and consolidated results of operations; are not necessarily indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this document.

Our Corporate History and Background

Relmada Therapeutics is a clinical-stage, publicly traded biotechnology company developing new chemical entities (NCEs) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (CNS) diseases - primarily depression and chronic pain. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential CNS pathological conditions. We have completed Phase I single and ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II study in treatment-resistant depression (TRD).

In addition to clinical development of d-Methadone, we are focused on advancing three additional products combining proven drug candidates with novel delivery methods to create new drugs/indications through the 505(b)(2) regulatory pathway. Product development plans for several of our products, such as LevoCap ER and BuTab, require the completion of a relatively small Phase I program before entering Phase III pivotal clinical trials using the 505(b)(2) regulatory pathway, subject to FDA approval.

We believe our CNS-centric pipeline is diversified by mechanism of action, development stage, and regulatory strategy, which mitigates risk while offering significant upside. Our highly experienced drug development leadership and world-class scientific and business advisors provide the expertise to efficiently advance product development.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $2,974,700 and $20,803,600 for the years ended June 30, 2016 and 2015, respectively. At June 30, 2016, we have an accumulated deficit of approximately $79,100,000.

Results of Operations

For the year ended June 30, 2016 versus June 30, 2015

Research and Development Expense

Total research and development spending for the year ended June 30, 2016 was $6,206,660, as compared to $7,872,397 for the same period of 2015, a decrease of $1,665,737. The decrease in research and development expenses was primarily due to:

●	Decreased salary and related costs ($657,183) from reduced scientific staff;

●	decreased consulting services ($422,837);

●	decreased research project spending ($353,104); and

●	other net decreases in research spending ($119,761); and

●	decreased stock based compensation expense ($121,043).

General and Administrative Expense

Total general and administrative expenses were $10,008,913 for the year ended June 30, 2016, as compared to $9,226,883 for the same period of 2015, an increase of $782,030. The increase in general and administrative expenses was primarily due to:

●	Increased professional fees $742,159;

●	increased salary and related costs $496,230;

●	increased rent $168,079;

●	increased legal litigation $1,470,956; and

●	partially offset by decreased business development and investor/public relations expense ($1,413,640); and

●	decreased stock based compensation expense ($975,875).

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities was an unrealized gain of $13,108,866 for the year ended June 30, 2016, as compared to an unrealized loss of $3,710,277 for the comparable period in 2015. For the years ended June 30, 2016 and 2015, derivative liabilities included warrants issued with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Income and Expense, Net

Interest income and expense, net, for the year ended June 30, 2016 was $1,747 compared to $5,961 for the same period of 2015. The difference primarily consisted of lower interest income earned and lower interest expense.

Other Income

Other income for the year ended June 30, 2016 was $130,269 compared to $0 for the same period of 2015. The increase consists of income derived from two sublease agreements. On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated income statements. We also lease an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, PA 19422 for approximately $3,100 per month, expiring September 30, 2017. We entered into a sublease agreement through March 31, 2017 with an option to extend through September 30, 2017, whereby a tenant will be reimbursing us $2,350 for rent per month.

Income Taxes

The Company did not provide for income taxes for the years ended June 30, 2016 and 2015 since there were losses for both years.

Loss per Common Share

The Company recorded a net loss of $2,974,691 and $20,803,596 or $0.26 and $2.09 per common share, basic and diluted, for the years ended June 30, 2016 and 2015, respectively, based on the factors described above.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to June 30, 2016 of approximately $79,100,000. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at June 30, 2016, of approximately $8,500,000, the Company can fund future operations until the end of calendar year 2017. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$2,280,382	$357,360	$667,627	$1,069,154	$186,241
Note payable	273,670	273,670	-	-	-
Total obligations	$2,554,052	$631,030	$667,627	$1,069,154	$186,241

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Cash used in operating activities	$(13,143,745)	$(16,226,728)
Cash used in investing activities	(562,256)	(23,326)
Cash (used in) provided by financing activities	(263,752)	13,155,663
Net decrease in cash and cash equivalents	(13,969,753)	$(3,094,391)

For the years ended June 30, 2016 and 2015, cash used in operating activities was $13,143,745 and $16,226,728, respectively, primarily due to the net loss for each respective period, of $2,974,691 and $20,803,596, respectively. This was offset by non-cash expenses which primarily consisted of stock-based compensation, common stock issued for services, the change in the fair value of derivative liabilities and depreciation, for the years ended June 30, 2016 and 2015 of approximately ($11,846,900) and $5,696,900, respectively. There were changes in operating assets and liabilities for the years ended June 30, 2016 and 2015 of approximately $1,677,900 and ($1,120,000), respectively.

For the years ended June 30, 2016 and 2015, cash (used in) provided by financing activities was ($263,752) and $13,155,663, respectively. During the year ended June 30, 2015, the Company received net proceeds of approximately $13,423,800 from the exercise of A warrants from those who invested in the May and June 2014 equity offerings. During the years ended June 30, 2016 and 2015, the Company paid principal note payments of approximately $263,700 and $293,600, respectively, for financing of director and officer insurance policies.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Opportunities, Challenges and Risks

The market for drugs that treat CNS disorders, such as pain and depression, is large and in need of new solutions. Where successful, CNS therapeutic products can generate hundreds of millions of dollars in annual sales. A number of large pharmaceutical and biotechnology companies regularly acquire products in development, with preference given to products in Phase II or later clinical trials. These deals are typically structured to include an upfront payment that ranges from several million dollars to tens of millions of dollars or more, and additional milestone payments tied to development, regulatory and sales milestones. Our goal is to develop products up to the point where our resources are sufficient to sustain the costs, and subsequently partner them with larger companies to share further development expenses and leverage their sales and marketing infrastructure. We plan to retain the marketing or co-marketing rights for selected specialty medical areas in the U.S.

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

Foreign currency exchange risk

We currently have limited, but may in the future have increased, clinical and commercial manufacturing agreements that are denominated in Euros or other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Euro or other applicable currencies, or by weak economic conditions in Europe or elsewhere in the world. We are not currently engaged in any foreign currency hedging activities.

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

Our audited consolidated financial statements for the years ended June 30, 2016 and 2015 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2016, such disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at June 30, 2016.

ITEM 9B.	OTHER INFORMATION

Item 5.02.        Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Departure of Director

On September 9, 2016, Shreeram Agharkar resigned from the Company’s board of directors to pursue other interests. Mr. Agharkar was a member of the Company’s Audit Committee and Compensation Committee. There was no disagreement on any matter relating to the Company’s operations, policies or practices. On September 9, 2016, the Company also entered into an agreement (the “Agreement”) with Mr. Agharkar. Pursuant to the terms of the Agreement, the Company agreed to pay Mr. Agharkar’s director fees until September 30, 2016. Mr. Agharkar’s outstanding stock options also became vested and exercisable until the term of each option grant. The Agreement also contained customary indemnification, release, cooperation and non-disparagement provisions. A copy of the Agreement is included in this report as Exhibit 10.25.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated herein by reference to Exhibit 10.25 of this Form 10-K.

Item 9.01        Financial Statements and Exhibits.

(d) Exhibits.

Exhibit No.	Description
10.25	Agreement, dated September 9, 2016, by and between Relmada Therapeutics, Inc. and Shreeram Agharkar.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of September 9, 2016:

Name	Age	Position
Sergio Traversa, PharmD, MBA	56	Chief Executive Officer and Director
Michael D. Becker	47	Chief Financial Officer
Richard M. Mangano, Ph.D	66	Chief Scientific Officer
Charles J. Casamento, MBA	71	Director
Sandesh Seth, MS, MBA	52	Chairman of the Board
Paul Kelly, MBA	59	Director
Maged Shenouda, R.Ph, MBA	52	Director

Sergio Traversa, PharmD, MBA has been our Chief Executive Officer and director since April 2012. Previously, from January 2010 to April 2012 he was the CEO of Medeor Inc., a spinoff pharmaceutical company from Cornell University. From January 2008 to January 2010 Dr. Traversa was a partner at Ardana Capital. Dr. Traversa has over twenty-five years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large U.S. investment firms specializing in healthcare, including Mehta, Isaly and Mehta Partners, ING Barings, Merlin BioMed and Rx Capital. Dr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS (Central Nervous System) team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Dr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy, now part of Pfizer. Dr. Traversa is also a board member of Actinium Pharmaceuticals, Inc. and previously served as interim CEO and CFO of Actinium. Dr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business. As Chief Executive Officer of the Company, Dr. Traversa is the most senior executive of the Company and as such provides our Board of Directors with the greatest insight into the Company’s business and the challenges and material risks it faces. Dr. Traversa has more than 28 years of healthcare industry experience and is especially qualified to understand the risks and leadership challenges facing a growing pharmaceutical company from a senior management and financial expertise perspective led us to conclude that Dr. Traversa should serve as Chief Executive Officer and Director of the Company.

Michael D. Becker has been our Chief Financial Officer since May 2016.  Mr. Becker brings more than 20 years of experience as a C-level industry executive and Wall Street securities analyst and registered financial advisor.  He was previously founder and president of the consulting firm MDB Communications LLC since 2008.  In this position, he acted as a strategic advisor and partner servicing the life sciences industry by providing a full range of investor relations and public relations services to enhance client visibility and branding.  Prior to that, Mr. Becker served as president, chief executive officer, and member of the board of directors for two publicly traded biotechnology companies including commercial-stage Cytogen Corporation (acquired by EUSA Pharma).  He held positions of increasing responsibility prior to being appointed president and CEO of Cytogen in 2002, including vice president of business development, industry and investor relations and CEO of AxCell Biosciences, a subsidiary of Cytogen.  Prior to his industry career, Mr. Becker spent 9 years in the financial services industry, which included positions at Wayne Hummer Investments LLC, Kidder, Peabody & Co., Gruntal & Co., and Kemper Securities.  He completed coursework in Political Science at DePaul University and received an Associate of Science degree from the Art Institute of Pittsburgh.

Richard M. Mangano, Ph.D, has been our Chief Scientific Officer since October 2015. Dr. Mangano joined the Company in May 2014 as our Senior Vice President of Clinical Development. Dr. Mangano has extensive experience leading global R&D programs in both large and small pharmaceutical companies including positions in discovery and clinical research at Hoffmann-La Roche, Lederle Laboratories, Wyeth Research and Adolor Corporation. He served as acting Therapeutic Area Director for Neuroscience at Wyeth before joining Adolor where he was Vice President of Clinical Research and Development from August 2008 to June 2013. Dr. Mangano’s expertise includes multiple IND/CTC submissions and NDA/MAA approvals in psychiatry, neurology and gastrointestinal therapeutic areas. Since June 2011, Dr. Mangano has been an adjunct professor in the Department of Pharmacology and Physiology at the Drexel University School of Medicine. He lectures in the Drug Discovery and Development Program and in the Psychiatry Department’s Resident Training Program. He has authored 30 peer reviewed publications and over 120 abstracts and presentations. Dr. Mangano holds a B.S. degree in Chemistry from Iona College and a Ph.D degree in Biochemistry from Fordham University. Prior to joining the pharmaceutical industry, he was a research faculty member of the Maryland Psychiatric Research Institute at the University of Maryland School of Medicine.

Board of Directors

Charles J. Casamento, MBA has been our director since July 2015 and serves as Chairman of the Audit Committee. Since 2007 Mr. Casamento is Executive Director and Principal of The Sage Group, a health care advisory group specializing in business development strategies and transactions. Prior to The Sage Group he was President and CEO of Osteologix from October 2004 until April, 2007. Originally a private VC funded company in Copenhagen, Denmark which had discovered a new drug for the treatment of Osteoporosis, Mr. Casamento commenced operations and initiated clinical trials in the US, completed a financing with Rodman & Renshaw and Roth Capital Partners and took the company public through a merger with a public shell company. The product was eventually acquired by Servier a major French pharmaceutical company. Osteologix was Mr. Casamento’s fifth startup company, all of which were successfully taken public, during his tenure, either through IPOs or through reverse mergers.

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

Sandesh Seth, MS, MBA, has been our director since October 2012 and served as our Lead Director since January 2014. Mr. Seth was appointed as the Chairman of the Board in July 2015. Mr. Seth was the Head of Healthcare Investment Banking at Laidlaw & Company (UK) Ltd. until July 2015. He has over 20 years of experience which includes prior investment banking at Cowen & Co., equity research at Bear Stearns and Commonwealth Associates and in the pharmaceutical industry at Pfizer, Warner-Lambert and SmithKline Beecham in strategic planning, business development and R&D project management respectively. Mr. Seth’s financial services experience includes over 100 completed transactions in which greater than $5 billion in capital was raised. Transactions included venture investments, private placements, initial public offering, follow-on offering, private investment in public equity and convertible and high-yield debt. Mr. Seth was also involved with various strategic initiatives such as mergers and acquisitions, leveraged and management buy-outs and licensing and joint ventures, including the $100 billion merger of Pfizer and Warner-Lambert and the $20 billion merger of Pharmacia & Upjohn with Monsanto. Mr. Seth is also the executive chairman and chairman of the board of Actinium Pharmaceuticals, Inc. Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University. He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma. Mr. Seth was designated as Regulatory Affairs Certified (R.A.C.) by the Regulatory Affairs Professionals Society which signifies proficiency with United States FDA regulations. He also holds the following Securities Industry Licenses: Series 7, 79 and 63. That Mr. Seth has served in various business executive-level positions over the course of his career, has significant investment banking experience, has developed significant management and leadership skills and is well accustomed to interfacing with investors, analysts, auditors, C-level executives, and outside advisors, led us to conclude that Mr. Seth should serve as a director.

Maged Shenouda, R.Ph, MBA, has been our director since November 2015. Mr. Shenouda is also a member of the Audit Committee. Mr. Shenouda has over 25 years of biotechnology and equity research experience. Most recently, Mr. Shenouda was the Head of Business Development and Licensing at Retrophin, Inc. from January 2014 to November 2014. From January 2012 to September 2013, Mr. Shenouda was the managing Director, Head of EastCoast Operations, at Blueprint Life Science Group. Prior to that, he spent the bulk of his career as an equity analyst. From June 2010 to November 2011, Mr. Shenouda was the Managing Director, Senior Biotechnology Analyst, at Stifel Nicolaus. He also held senior level positions at UBS and JP Morgan, covering a broad range of small and large capitalization biotechnology companies. Mr. Shenouda started his sell-side equity research career at Citigroup and Bear Stearns where his coverage universe focused on U.S and European pharmaceutical companies. Before entering Wall Street, he was a management consultant with PricewaterhouseCoopers Pharmaceutical Consulting practice and also spent time in pharmaceutical sales, having worked as a hospital representative and managed care specialist for Abbott Laboratories Pharmaceutical Products Division. Mr. Shenouda also currently serves as an Independent Director for Protea Biosciences and AzurRx Biopharma. He earned a B.S. in Pharmacy from St. John’s University and is a registered pharmacist in New Jersey and California. He also received an M.B.A from Rutgers Graduate School of Management. That Mr. Shenouda brings over 25 years of biotechnology and equity research experience to our Board of Directors, having served in various executive-level positions over the course of his career, and that Mr. Shenouda has developed significant management and leadership skills relating to the pharmaceutical industry, led us to conclude that Mr. Shenouda should serve as a director.

Paul Kelly, MBA has been a director of the Company since November 2015. Mr. Kelly is also a member of the Compensation Committee. Mr. Kelly has been actively involved as an analyst, consultant and investor in the biotechnology sector for the past twenty years. He began as an equity analyst at Mabon Securities in 1993, and served in the same capacity at UBS Securities, Volpe, Brown, Whalen, ING Securities and Merrill Lynch. Mr. Kelly was named to the inaugural Fortune magazine All Star Analyst team in 2000. Subsequently, since 2007 Mr. Kelly has engaged in consulting for both private and public biotechnology companies and for hedge funds. He currently manages his own investments and continues his industry consulting activities. Mr. Kelly has advised Spring Bank Pharmaceuticals, Inc. and VisionGate, Inc. Mr. Kelly holds an A.B. in Biochemistry from Brown University, from which he was graduated magna cum laude, Sigma Xi and Phi Beta Kappa. He attended the University of Rochester School of Medicine and received an MBA in Finance from the William E. Simon School at the University of Rochester. That Mr. Kelly brings over 25 years of biotechnology experience to our Board of Directors, having served in various executive-level positions over the course of his career, and that he has developed significant management and leadership skills relating to the pharmaceutical industry, led us to conclude that Mr. Kelly should serve as a director.

Term of Office

Directors are appointed until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until their successors have been duly elected and qualified. Our bylaws provide that our Board appoints officers and each executive officer serves at the discretion of our Board.

The term of each director is set forth below or until their successors are duly elected. The table below shows the term of each director under our amended Articles of Incorporation:

Director	Class	Term (from 2015 Annual Meeting)
Maged Shenouda	Class I	36 months
Charles J. Casamento	Class II	12 months
Sergio Traversa	Class II	12 months
Paul Kelly	Class III	24 months
Sandesh Seth	Class III	24 months

Directors elected at each annual meeting commencing in 2015 shall be elected for a 3-year term.

Director Independence

We use the definition of “independence” of the NYSE MKT to make this determination. We are not listed on the NYSE MKT, so although we use its definition of “independence”, its “independence” rules are inapplicable to us. NYSE MKT corporate governance rule Sec. 803(A)(2) provides that an “independent director” means a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following is a non-exclusive list of persons who shall not be considered independent under NYSE MKT rules:

●	a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

●	a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

○	(i) compensation for board or board committee service,

○	(ii) compensation paid to an immediate family member who is an employee (other than an executive officer) of the company,

○	(iii) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year) (See Commentary .08), or

○	(iv) benefits under a tax-qualified retirement plan, or non-discretionary compensation

●	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

●	a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

●	a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer’s executive officers serve on the compensation committee of such other entity; or

●	a director who is, or has an immediate family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

Our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under the above-mentioned NYSE MKT director independence rules Charles J. Casamento, Maged Shenouda, and Paul Kelly are independent directors of the Company.

Committees of the Board of Directors

On July 14, 2015, the Company’s board of directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. The membership of these committees is set forth below.

Audit Committee	Compensation Committee
Charles J. Casamento*	Paul Kelly*
Paul Kelly	Maged Shenouda
Maged Shenouda	Sandesh Seth (advisor)

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

Shareholder Communications

Our bylaws include an advance notice provision with regard to shareholder proposals and any director candidates recommended by security holders at our annual meeting. To be timely, a stockholder’s notice shall be delivered to the Secretary of the Company at our principal executive offices of the Company not later than the close of business on the one hundred twentieth (120th) day and not earlier than the close of business on the one hundred fiftieth (150th) day prior to the first anniversary of the preceding year’s annual meeting. For business to be properly brought before an annual meeting by a stockholder, (A) the stockholder must have been a stockholder of record at the time of giving the notice, (B) the stockholder must be a stockholder on the record date for the determination of stockholders entitled to vote at the annual meeting, (C) the stockholder must be entitled to vote at the meeting, (D) the stockholder must have given timely notice in writing to the Secretary of the Corporation, and (E) such business must be a proper matter for stockholder action under Nevada Chapter 78 of the Nevada Revised Statutes (the “NRS”). To date, no security holders have made any such recommendations.

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge. To request a copy of our Whistle Blowing Policy please make written request to our CFO, at Relmada Therapeutics, Inc. 275 Madison Avenue, Suite 702, New York, NY 10016. We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behavior, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, except as noted below, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the years ended June 30, 2016 and 2015 for our Executive Officers:

Name/Position	Year	Salary		Bonus		Option Awards (a)		All other compensation (b)		Total

Sergio Traversa (1) Chief Executive Officer and Director	June 30, 2016 June 30, 2015		$343,476 333,490		$55,000 103,950	$	- 408,585	$	- -		$398,476 846,025

Michael Becker (2) Chief Financial Officer	June 30, 2016 June 30, 2015		$226,750 129,087		$30,000 7,000		$9,710 183,303		$32,732 -		$299,192 319,390

Richard Mangano (3) Chief Scientific Officer	June 30, 2016 June 30, 2015		$322,500 320,000		$40,000 55,000	$	- 54,478	$	- -		$362,500 429,478

Lisa Nolan (4) Former Chief Business Officer	June 30, 2016 June 30, 2015		$308,328 75,399		$45,000 -	$	- 427,725		$40,737 -		$394,065 503,124

Eliseo Salinas, MD, MSc (5) Former President and Chief Scientific Officer	June 30, 2016 June 30, 2015	$	- 435,382	$	- 131,541	$	- 408,585	$	- 5,938	$	- 981,446

Douglas Beck, CPA (6) Former Chief Financial Officer	June 30, 2016 June 30, 2015		$100,000 200,000	$	- 20,000	$	- 45,398		$118,122 -		$218,122 265,398

(1)	Hired as CEO on April 18, 2012. The board of directors increased Dr. Traversa’s base salary by $30,000 and $9,900 in July 2014 and February 2015, respectively. Dr. Traversa was awarded a $50,000 and $75,000 bonus for obtaining certain milestones pursuant to his employment agreement with the Company. Dr. Traversa was awarded a discretionary performance bonus of $103,950 and $55,000 in 2015 and 2016, respectively.

(2)	Hired as Senior Vice President of Finance and Corporate Development on November 3, 2014 and promoted to Chief Financial Officer on May 11, 2016. The board of directors increased Mr. Becker’s base salary by $25,000 and $32,000 in 2015 and 2016, respectively. Mr. Becker was awarded a discretionary performance bonus of $7,000 (prorated) and $30,000 in 2015 and 2016, respectively.

(3)	Hired as Senior Vice President of Clinical Development on May 21, 2014 and promoted to Chief Scientific Officer on October 5, 2015. The board of directors increased Dr. Mangano’s base salary by $10,000 in 2016. Dr. Mangano was awarded a discretionary performance bonus of $55,000 and $40,000 in 2015 and 2016, respectively.

(4)	Hired as Senior Vice President of Business Development on April 6, 2015 and promoted to Chief Business Officer on October 5, 2015. The board of directors increased Ms. Nolan’s base salary by $25,000 in 2015. Ms. Nolan was awarded a discretionary performance bonus of $45,000 in 2016. Ms. Nolan voluntarily resigned on June 16, 2016.

(5)	Hired as President and Chief Scientific Officer on February 24, 2014. Dr. Salinas was awarded a $50,000 bonus for obtaining certain milestones pursuant to his offer letter with the Company. Dr. Salinas was awarded a discretionary performance bonus of $131,541 during the year ended June 30, 2015. Dr. Salinas voluntarily resigned on May 20, 2015.

(6)	Hired as Chief Financial Officer on December 2, 2013. Mr. Beck was awarded a discretionary performance bonus of $20,000 during the year ended June 30, 2015 based upon his calendar 2014 year performance. The Company and Mr. Beck mutually agreed to terminate Mr. Beck’s employment without cause effective as of December 30, 2015.

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules under Accounting Standards Codification Topic 718.

(b)	This column shows all other compensation, including severance, relocation expense reimbursement, reimbursement for taxes paid by employees for restricted stock vesting, and payment for vacation days remaining upon termination.

Employment Agreements

Compensatory Plan with Sergio Traversa (Principal Executive Officer)

Effective August 5, 2015, the Company and Sergio Traversa entered into an amended and restated agreement (the “Employment Agreement”), to employ Dr. Traversa (“Employee”) as the Company’s Chief Executive Officer. The term of the agreement is three years provided that Dr. Traversa’s employment with the Company will be on an “at will” basis, meaning that either Dr. Traversa or the Company may terminate your employment at any time for any reason or no reason, without further obligation or liability, except as provided in the Employment Agreement.

Salary

●	Dr. Traversa’s current annual base salary is $350,000.

Bonus

●	Dr. Traversa shall be entitled to participate in an executive bonus program, which shall be established by the board pursuant to which the board shall award bonuses to Dr. Traversa, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, Dr. Traversa shall be entitled to a cash bonus in an amount to be determined by the board with a target of forty percent (40%) of the base salary.

Options

●	During the term of the agreement, Dr. Traversa may also be awarded grants under the Company’s 2014 Stock Option and Equity Incentive Plan, as amended, subject to board approval.

Termination

●	Termination for death or disability or cause. In the event that employment is terminated because of death or disability, the Company’s only obligation to Dr. Traversa shall be to pay earned, but unpaid, base salary (as of the date of termination) and provide to Dr. Traversa, if eligible, with the option to elect health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”); provided that upon termination of employment due to death, Dr. Traversa’s estate also shall be entitled to receive a single lump sum payment equal to three (3) months of base salary, payable within 30 days of your death. Upon termination of employment for cause (as defined in the Employment Agreement) Dr. Traversa shall be paid any accrued and unpaid base salary and benefits through the date of termination and shall have no further rights to any compensation or any other benefits under the agreement or otherwise.

●	Termination of Employment Other Than for Cause or Resignation for Good Reason (Not in Connection with a Change in Control). If the Company terminates employment other than for cause or if he resigns for Good Reason (as defined in the Employment Agreement), Dr. Traversa shall be entitled to (i) a single lump sum payment equal to 24 months of compensation (at the rate in effect as of the date of termination), (ii) continued health benefits for the 24-month period beginning on the date of termination, and (iii) all outstanding equity awards granted under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

●	Change in Control. If the Company terminates employment other than for cause or if Dr. Traversa resigns for Good Reason (as defined in the Employment Agreement), in any case during the 12-month period beginning on the date of a Change in Control (as defined in the 2014 Equity Incentive Plan, as amended), Dr. Traversa shall be entitled to (i) a single lump sum payment equal to thirty (30) months of your compensation (at the rate in effect as of the date of termination), (ii) continued health benefits for the 24-month period beginning on the date of termination, (iii) all outstanding equity awards granted to Dr. Traversa under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

Non-Solicitation

●

Dr. Traversa agreed that during the term of employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, Dr. Traversa shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, Dr. Traversa shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

Indemnification

●	Dr. Traversa entered into an Indemnification Agreement with the Company on the effective date whereby the Company agreed to indemnify Dr. Traversa in certain situations.

Compensatory Plan with Michael Becker (Chief Financial Officer)

On October 18, 2014, the Company and Michael Becker entered into an employment agreement (the “Employment Agreement”). Mr. Becker is the Company’s Chief Financial Officer. On June 16, 2016, the Company and Mr. Becker entered into an amendment (the “Amendment”) to Mr. Becker’s Employment Agreement. Pursuant to the Amendment in the event Mr. Becker is terminated other than for cause, he will be entitled to severance equal to six months of base salary and health benefits. Mr. Becker’s employment with the Company is on an “at will” basis, meaning that either Mr. Becker or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in his Employment Agreement, as amended.

Salary

●	Mr. Becker’s current annual base salary is $232,000.

Bonus

●	Mr. Becker is entitled to participate in an executive bonus program pursuant to which the Board of Directors may award bonuses to him, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, Mr. Becker shall be entitled to a cash bonus in an amount to be determined by the board with a target of 25% of the base salary.

Options/Restricted Stock

●	Mr. Becker received an initial stock option grant of 30,000 options at an exercise price of $15.25 per share. Mr. Becker also received an initial restricted stock grant of 20,000 shares. The options and restricted stock vest over a four year period, 25% after one year and 6.25% per quarter over the next three years.

Termination

●

Upon termination of employment for cause Mr. Becker shall be paid all accrued salary, bonuses, incentive compensation to the extent earned, vested deferred compensation pension plan and profit sharing plan benefits, and accrued vacation pay, all to the date of termination.

●	Termination of Employment Other Than for Cause. If the Company terminates employment other than for cause, Mr. Becker shall be entitled to (i) all accrued salary, bonuses and incentive compensation to the extent earned, vested deferred compensation pension plan and profit sharing plan benefits, and accrued vacation pay, (ii) 6 months of base salary (at the rate in effect as of the date of termination), and (iii) the right to participate in all Company employee health plans for a period of 6 months.

Non-Solicitation

●	Mr. Becker agreed that during the term of employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, Mr. Becker shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, Mr. Becker shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

Indemnification

●	On May 13, 2016, Mr. Becker entered into an Indemnification Agreement with the Company whereby the Company agreed to indemnify Mr. Becker in certain situations.

Compensatory Plan with Richard Mangano, PhD (Chief Scientific Officer)

On May 21, 2014, the Company and Richard Mangano, PhD entered into an employment agreement to employ Dr. Mangano as the Company’s Senior Vice President of Clinical Development. In October 2015, Dr. Mangano was named the Company’s Chief Scientific Officer. Dr. Mangano’s employment with the Company is on an “at will” basis, meaning that either Dr. Mangano or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in his employment agreement.

Salary

●	Dr. Mangano’s current annual base salary is $330,000.

Bonus

●	Dr. Mangano is entitled to participate in an executive bonus program pursuant to which the Board of Directors may award bonuses to Dr. Mangano, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, Dr. Mangano shall be entitled to a cash bonus in an amount to be determined by the board with a target of 30% of the base salary.

Options

●	Dr. Mangano received an initial stock option grant of 50,000 options. The options and restricted stock vest over a four year period, 25% after one year and 6.25% per quarter over the next three years.

Termination

●	Termination for cause. Upon termination of employment for cause Dr. Mangano shall be paid any accrued and salary, bonuses, incentive compensation to the extent earned, vested deferred compensation pension plan and profit sharing plan benefits, all to the date of termination.

●	Termination of Employment Other Than for Cause, Including Change In Control. If the Company terminates employment other than for cause, including a change in control (as defined in the agreement), Dr. Mangano shall be entitled to (i) all accrued salary, bonuses and incentive compensation to the extent earned, vested deferred compensation pension plan and profit sharing plan benefits, and accrued vacation pay, (ii) 6 months of base salary (at the rate in effect as of the date of termination), and (iii) the right to participate in all Company employee benefit plans for a period of 6 months.

Non-Solicitation

●	Dr. Mangano agreed that during the term of employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, Dr. Mangano shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, Dr. Mangano shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

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

Board committee members will receive the following annual compensation for committee participation:

BOD Committee	Chairman	Member

Audit	$15,000	$6,000
Compensation	$10,000	$5,000

The following table sets forth the compensation of our directors for the years ended June 30, 2016 and 2015:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Shreeram Agharkar, Ph.D.	2016	$37,229	$-	$-	$-	$37,229
Shreeram Agharkar, Ph.D. (2)	2015	34,988	-	-	-	34,988
Sandesh Seth, MS, MBA	2016	21,690	-	-	-	21,690
Sandesh Seth, MS, MBA	2015	30,000	-	-	-	30,000
Nabil M. Yazgi, MD (3)	2016	12,607	-	-	-	12,607
Nabil M. Yazgi, MD	2015	30,000	-	-	-	30,000
Charles J. Casamento (4)	2016	36,964	-	143,986	-	180,950
Charles J. Casamento	2015	-	-	-	-	-
Maged Shenouda (5)	2016	22,793	-	58,787	-	81,580
Maged Shenouda	2015	-	-	-	-	-
Paul Kelly (5)	2016	22,160	-	58,787	-	80,947
Paul Kelly	2015	-	-	-	-	-

(1)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

(2)	Includes $2,100 of consulting fees and $30,000 of director fees.

(3)	On November 6, 2015, Dr. Nabil Yazgi resigned from the Company’s board of directors to pursue other interests.

(4)	On July 14, 2015, the Company’s board of directors appointed Charles J. Casamento as a director of the Company.

(5)	On November 12, 2015, the Company’s board of directors appointed Maged Shenouda as a Class I director of the Company and Paul Kelly as a Class III director.

The following distinguished individuals serve as scientific and business advisors.

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

Dr. Rice serves on the Editorial boards of: Pain, PLoS Medicine and the European Neurological Journal and is lead editor of the Textbook of Clinical Pain Management, published by Hodder.  He is Secretary of the International Association for the Study of Pain, Special Interest Group on Neuropathic Pain (NeuPSIG) - www.neupsig.org. He has served on the British Pain Society Council.  Dr. Rice was the Michael Cousins lecturer at the Australian and New Zealand College of Anaesthetists in 2009; Covino Lecturer at Harvard University in 2008; a plenary lecturer at the 10th World Congress of Pain in 2002 and the Patrick D. Wall Professor at the Royal College of Anaesthetists in 1998.

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

The primary focus of Dr. Dworkin’s current research involves methodologic aspects of analgesic clinical trials, especially identifying factors that might increase the assay sensitivity of a trial to detect differences between an active and a control or comparison treatment. With research funding from the FDA and other sources, he and colleagues are currently examining in acute and chronic pain trials the relationships between study methodologic features and study outcomes, as well as comparing the responsiveness to treatment effects of different primary and secondary outcome measures. The overall objective of these efforts - which are being conducted under the auspices of the ACTTION public-private partnership - is to identify approaches to improving the efficiency and informativeness of clinical trials of pain treatments and provide the foundation for an evidence-based approach to analgesic clinical trial design. In addition, Dr. Dworkin has for many years conducted studies of risk factors for the development of different types of chronic pain, which have been funded by the National Institutes of Health, the Department of Defense, and various pharmaceutical companies. One of the major results of this research has been that patients with greater acute pain are more likely to develop chronic pain, which suggests that attenuating acute pain might prevent chronic pain.

Dr. Dworkin has served as a consultant to over 100 pharmaceutical and device companies in the development and evaluation of analgesic and antiviral treatments. As Director of the Anesthesiology Clinical Research Center, he has served as principal investigator for a large number of clinical trials of analgesic treatments. These studies have examined treatments for various types of chronic pain-including neuropathic pain conditions, low back pain, cancer pain, fibromyalgia, and osteoarthritis-as well as treatments for acute pain in herpes zoster and for acute post-surgical pain.

Michael E. Thase, MD joined the faculty of the Perelman School of Medicine at the University of Pennsylvania in 2007 as Professor of Psychiatry after more than 27 years at the University of Pittsburgh Medical Center and the Western Psychiatric Institute and Clinic. Dr. Thase’s research focuses on the assessment and treatment of mood disorders, including studies of the differential therapeutics of both depression and bipolar affective disorder.

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

James Dolan is an experienced biopharmaceutical executive with more than 36 years of pharma/biotech industry experience, including in the areas of global finance, strategic planning, pharmaceutical marketing and business development.

Mr. Dolan presently serves as a consultant to universities and biotech boards and investors regarding the development of early-stage technologies and transactional strategies.

He previously served as Senior Vice President of Licensing and Business Development and as a member of the Executive Committee of Purdue Pharma L.P. During his almost 20-year tenure at Purdue, a leading company in the pain management therapeutics area, he was responsible for all external transactions from early-stage discovery alliances to licensing, asset purchases, product licenses, strategic alliances, equity investments and company acquisitions. In support of Purdue’s equity investments in Infinity Pharmaceuticals and Kolltan Pharmaceuticals, Mr. Dolan served as board observer at both companies.

Prior to Purdue, Mr. Dolan spent 15 years at Pfizer in the International Pharmaceuticals Group, where he held operational management positions at subsidiaries in Brazil and Morocco, following international finance and strategic planning roles in New York.

Mr. Dolan was a two-term president of the New York Pharma Forum and he has been actively involved with BIO and the Licensing Executive Society.

Mr. Dolan holds a BA degree from Holy Cross and an MBA from the University of Connecticut.

Dr. Ronald M. Burch, also known as Ron, M.D., PhD is an experienced biopharmaceutical executive with a professional career spanning more than 25 years, including nearly two decades of executive experience in the medical device and pharmaceutical industries.

Most recently, Dr. Burch previously served as the Chief Medical Officer at Naurex, Inc., a clinical-stage biopharmaceutical company developing novel NMDA receptor modulators, which was acquired by Allergan plc in 2015 for a $560 million upfront payment, as well as potential R&D success-based and sales-threshold milestone payments.

Among his many career accomplishments, Dr. Burch has served as Chairman of Zeneca Pharmaceuticals’ Global CNS Therapeutics Area Team; co-founder and CEO of AlgoRx Pharmaceuticals, a company that successfully developed a number of therapeutic agents for pain management; CEO and Chairman of Biowave Corporation, a medical device company that successfully launched three neurostimulation products to treat chronic, intractable pain and postoperative pain; and Scientific Advisor of Collegium Pharmaceutical, Inc. Dr. Burch is currently CEO of Sanguistat, Inc, which is developing products to treat bleeding disorders.

Dr. Burch was employed at Purdue Pharma from 1995 to 2001, serving in a number of managerial positions, including Vice President of Scientific Evaluations and Immunotherapeutics, Medical Director and Project Manager and Medical Safety Officer for several pain development programs.

Dr. Burch also spent a number of years at NIH, performing research involving neuroreceptor regulation with Nobel Laureate Dr. Julius Axelrod. Dr. Burch obtained a Ph.D. in Pharmacology and M.D. from the Medical University of South Carolina. Dr. Burch holds BS degrees in chemistry and marine biology from the College of Charleston. There are over 200 publications that bear Dr. Burch's name.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the pro forma beneficial ownership of our common stock as of September 5, 2016. The table shows the common stock holdings of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days as of July 22, 2016, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages in the table below are based on 12,035,037 outstanding shares of common stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o Relmada Therapeutics, Inc., 275 Madison Avenue, Suite 702, New York, NY 10016. The Company’s executive office is also located at 275 Madison Avenue, Suite 702, New York, NY 10016.

5% Stockholders	Number of Common Shares Beneficially Owned	Percentage Ownership
Southern Biotech, Inc.(1)
555 South Federal Highway #450 Boca Raton, FL 33432	787,360	6.6%

Wonpung Mulsan Co., Ltd.
539-3 Gajwa 3-dong, Seo-gu, Incheon, Korea	728,000	6.6%

Sergio Traversa, PharmD, MBA
Director and Chief Executive Officer(2)	372,590	3.1%

Michael Becker
Chief Financial Officer(3)	24,438	*

Charles J. Casamento(4)
Director	10,642	*

Sandesh Seth, MS, MBA(5)
Chairman of the Board	124,997	1.0

Paul Kelly(6)
Director	10,000	*

Maged Shenouda, R.Ph, MBA(7)
Director	5,000	*

Richard Mangano, PhD
Chief Scientific Officer(8)	30,375	*

All Directors and Executive Officers	589,889	4.9%

*	Below 1% ownership.

(1)	The beneficial owner of the common shares are held by Barry Honig on behalf of Southern Biotech, Inc. Based on Schedule 13G/A filed February 13, 2015 and reflecting stock split that occurred on August 12, 2015.

(2)	Dr. Traversa’s beneficial ownership excludes unvested options of 31,574 that have an exercise price of $4.00 per share. The options vest 25% at the date of grant and the remaining 75% of the options shall vest in equal quarterly increments over the next four (4) years. As of July 22, 2016, 237,169 options were vested that have an exercise price of $4.00 per share. Excludes unvested options of 28,122 that have an exercise price of $13.50 per share. The options vest in equal quarterly increments over four years. As of July 22, 2016, 16,878 options were vested that have an exercise price of $13.50 per share. Includes 68,782 common shares that were received from the Medeor transactions. Includes 30,761 common shares that were granted pursuant to his employment contract. Includes 19,000 shares of common stock.

(3)	Mr. Becker’s beneficial ownership excludes 6,250 shares of restricted stock. 25% of the restricted stock vested upon Mr. Becker’s first anniversary of employment with the Company. The remaining 75% of the restricted stock vest each quarter over the next three years. It includes 13,750 shares of restricted stock that has vested. Excludes unvested options of 1,250 that have an exercise price of $13.50 per share. The options vest in equal quarterly increments over four (4) years. As of July 22, 2016, 750 options were vested that have an exercise price of $13.50 per share. Excludes unvested options of 20,625 that have an exercise price of $8.60 per share. The options vest in equal quarterly increments over four (4) years. As of July 22, 2016, 9.375 options were vested that have an exercise price of $8.60 per share. Excludes unvested options of 8,437 that have an exercise price of $1.55 per share. The options vest in equal quarterly increments over four (4) years. As of July 22, 2016, 563 options were vested that have an exercise price of $1.55 per share.

(4)	Mr. Casamento’s beneficial ownership excludes unvested options to purchase 19,323 shares of common stock at an exercise price of $8.45 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the optionee’s first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years. As of July 22, 2016, 6,442 options were vested that have an exercise price of $8.45 per share. Includes 4,200 shares of common stock.

(5)	Mr. Seth’s beneficial ownership excludes unvested options to purchase 3,645 shares of common stock at an exercise price of $7.50 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the first anniversary of the grant date. The remaining 75% of the options shall thereafter vest each quarter over the next three years. It includes options to purchase 6,088 common shares of stock at $7.50 per share vested as of July 22, 2016. Also includes warrants to purchase 39,418 shares of stock that has an exercise price of $4.00 per shares that was issued by (i) the Placement Agent or its affiliates in connection with the following offering consummated by Relmada: an offering that closed on September 30, 2013, (ii) Medeor merger that closed on December 31, 2013, and (iii) May 2014 and June 2014 equity offering. Includes warrants to purchase 7,931 to purchase common stock from the Medeor transaction that closed on December 31, 2013 that has an exercise price of $5.50 per share. Includes warrants to purchase 51,650 shares of common stock from the May and June 2014 equity offering that has an exercise price of $7.50 per share. Excludes warrants issued to direct or indirect affiliates of Mr. Seth to purchase an aggregate of 587,708 shares of common stock of the Company at par value per share, exercisable on a cashless basis as the warrants are not exercisable upon less that 90 days notice. The holder may waive the 90 day exercise notice requirement by giving 65 days notice if such waiver. Includes 20,000 shares of common stock.

(6)	Mr. Kelly’s beneficial ownership excludes unvested options to purchase 25,765 shares of common stock at an exercise price of $3.45 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the optionee’s first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years. Includes 10,000 shares of common stock.

(7)	Mr. Shenouda’s beneficial ownership excludes unvested options to purchase 25,765 shares of common stock at an exercise price of $3.45 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the optionee’s first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years. Includes 5,000 shares of common stock.

(8)	Dr. Mangano’s beneficial ownership excludes unvested options to purchase 21.875 shares of common stock at an exercise price of $7.50 per share. A total of 25% of the options vest upon the first anniversary of the grant date. The remaining 75% of the options then vest at 6.25% per quarter over the next three years. As of July 22, 2016, 28,125 options were vested. Excludes unvested options to purchase 3,750 shares of common stock at an exercise price of $13.50 per share. The options vest in equal quarterly installments over a four year period. As of July 22, 2016, 2,250 options were vested.

Equity Compensation Plan Information

The Company has established the 2014 Stock and Equity Incentive Option Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In August 2015, the board approved an amendment to the Plan (the “Plan Amendment”). Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At June 30, 2016, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2016, 919,943 shares were available for future grants under the Plan.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2016

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of June 30, 2016.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested() ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sergio Traversa	129,237	6,355	-	4.00	07/10/2022	-	-	-	-

Sergio Traversa	101,943	31,207	-	4.00	09/30/2023	-	-	-	-

Sergio Traversa	14,063	30,938	-	13.50	02/23/2025	-	-	-	-

Michael Becker	13,125	16,875	-	15.25	11/23/2024	-	-	-	-

Michael Becker	625	1,375	-	13.50	2/23/2025	-	-	-	-

Michael Becker	7,500	22,500	-	8.60	6/2/2025	-	-	-	-

Michael Becker	563	8,437	-	1.55	3/28/2026	$12,500	$28,500	-	-

Richard Mangano	25,000	25,000	-	7.50	5/26/2024	-	-	-	-

Richard Mangano	1,875	4,125	-	13.50	2/23/2025	-	-	-	-

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

The Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS. Each of our directors and executive officers has also entered into an indemnification agreement with the Company.

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

On February 18, 2014, Relmada entered into an engagement agreement with the Placement Agent for Relmada’s May 2014 Offering. We agreed to pay Placement Agent a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent (2%) of the gross proceeds of the Offering received from investors at a Closing. The Placement Agent or its designees also received five-year warrants to purchase 501,703 shares of Relmada common stock at a price of $7.50 per share. As a result of the Share Exchange, these warrants were exchanged for a five-year warrant to purchase 501,703 shares of the Company’s common stock at a price of $7.50 per share. The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants. If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants.

On May 19, 2014, Camp Nine entered into an engagement agreement with the Placement Agent for Camp Nine’s May 2014 Offering. We agreed to pay Placement Agent a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent (2%) of the gross proceeds of the Offering received from investors at a Closing. The Placement Agent or its designees also received five-year warrants to purchase 356,486 shares of Camp Nine common stock at a price of $7.50 per share. The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants. If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants. The Placement Agent receives a financial advisory fee of $25,000 that commenced at the last closing on June 10, 2014. The Company extended the financial advisory agreement until it expired in May 2015.

Advisory Firm

On October 17, 2012, the Company entered into an advisory agreement with Jamess Capital Group, LLC (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Seth, a Director of the Company (“Advisory Firm”) to provide non-investment banking services related to: a) recruiting key level personnel of the Company and negotiating their contracts; b) advising Relmada on prioritizing its product development programs per strategic objectives and assisting with qualifying and retaining key consultants to assist with product development activities for its key pipeline drugs levorphanol and d-Methadone and if required other products as well; c) assessing the state of Relmada’s financial records per US GAAP requirements, and; d) assisting with the selection and oversight of appropriate financial, accounting and auditing professionals to prepare the financial records and reporting of the Company to public company standards; and advising Relmada on the structure and composition of its Board of Directors in order to qualify for a public listing and assisting with the recruiting and contract negotiations for at least two Board Members. The Advisory Firm was due a monthly fee of $12,500 and the agreement was terminated as of June 30, 2015. The Advisory firm earned fully vested warrants to purchase common 1,731,157 shares of stock at an exercise price of $0.001 that expires in May 2021. The Advisory Firm was also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month. Jamess Capital Group, LLC has not requested to be reimbursed for any expenses. This agreement was terminated effective June 30, 2015 (the “Termination Date”). The parties agreed to defer payment of any compensation owed by the Company to the Advisory Firm at the time of the Termination Date, despite the Advisory Firm having delivered the Services in good faith prior to the Termination Date, until the Company uplisted its common stock to a senior stock exchange.  The parties have since waived this provision given that more than one year has passed from the Termination Date and the uplisting has not yet occurred due to circumstances beyond the control of the Advisory Firm.

On August 4, 2015, the Company also entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agrees to pay Mr. Seth $12,500 per month on an ongoing basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered for the years ended June 30, 2016 and 2015, are set forth in the table below:

Fee Category	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Audit fees (1)	$100,250	$80,500
Audit-related fees (2)	20,550	32,400
Tax fees	-	-
All other fees (4)	-	-
Total fees	$120,800	$112,900

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s equity offerings.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In July 2015, the Company’s Board of Directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. Our board of directors selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the years ended June 30, 2016 and 2015. In accordance with board of director’s practice, GBH CPAs, PC services were pre-approved to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

RELMADA THERAPEUTICS, INC.

Audited Financial Statements

As of June 30, 2016 and 2015

and for the years then ended

F-1

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Relmada Therapeutics, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. as of June 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Relmada Therapeutics Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Relmada Therapeutics, Inc., as of June 30, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

September 9, 2016

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of June 30, 2016	As of June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$8,500,207	$22,469,960
Prepaid expenses and other current assets	798,094	1,497,911
Total current assets	9,298,301	23,967,871
Fixed assets, net of accumulated depreciation	531,348	23,911
Other assets	414,355	400,825
Total assets	$10,244,004	$24,392,607

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,259,711	$835,285
Accrued expenses	634,853	482,267
Notes payable	273,670	263,752
Derivative liabilities	892,503	14,001,369
Total current liabilities	3,060,737	15,582,673
Long-term liabilities	140,914	-

Total liabilities	3,201,651	15,582,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, 0 and 71,672 shares issued and outstanding, respectively	-	72
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,035,037 and 10,778,474 shares issued and outstanding, respectively	12,035	10,778
Additional paid-in capital	86,127,252	84,921,327
Accumulated deficit	(79,096,934)	(76,122,243)
Total stockholders’ equity	7,042,353	8,809,934
Total liabilities and stockholders’ equity	$10,244,004	$24,392,607

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended June 30, 2016 and 2015

	2016	2015

Operating expenses:
Research and development	$6,206,660	$7,872,397
General and administrative	10,008,913	9,226,883
Total operating expenses	16,215,573	17,099,280

Loss from operations	(16,215,573)	(17,099,280)

Other income (expenses):
Change in fair value of derivative liabilities	13,108,866	(3,710,277)
Interest income, net	1,747	5,961
Other income	130,269	-
Total other income (expenses)	13,240,882	(3,704,316)

Net loss	$(2,974,691)	$(20,803,596)

Net loss per common share – basic and diluted	$(0.26)	$(2.09)

Weighted average number of common shares outstanding – basic and diluted	11,598,952	9,941,156

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2016 and 2015

	Series A Preferred Stock		Class A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance – July 1, 2014	-	$-	667,462	$667	8,058,843	$8,059	$54,200,960	$(55,318,647)	$(1,108,961)
Issuance of common stock for services	-	-	-	-	83,333	84	1,180,326	-	1,180,410
Issuance of common stock in connection with A warrant exercises	-	-	-	-	2,033,915	2,034	13,421,804	-	13,423,838
Stock-based compensation expense	-	-	-	-	-	-	796,952	-	796,952
Reclassification of derivative liabilities to additional paid-in capital for warrant exercises	-	-	-	-	-	-	15,295,841	-	15,295,841
Issuance of common stock for exercises of warrants from consultants and Series A Preferred Stock warrant holder	-	-	-	-	6,362	6	25,444	-	25,450
Conversion of Class A Preferred Stock to Common Stock	-	-	(595,790)	(595)	595,790	595	-	-	-
Fractional shares issued	-	-	-	-	231	-	-	-	-
Net loss	-	-	-	-	-	-	-	(20,803,596)	(20,803,596)
Balance - June 30, 2015	-	$-	71,672	$72	10,778,474	$10,778	$84,921,327	$(76,122,243)	$8,809,934

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2016 and 2015

	Series A Preferred Stock		Class A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Issuance of common stock for services	-	-	-	-	63,329	$63	$204,471	-	$204,534
Issuance of restricted common stock for service	-	-	-	-	27,750	28	(28)	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,002,576	-	1,002,576
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	-	-	-	-	1,093,812	1,094	(1,094)	-	-
Conversion of Class A Preferred Stock to Common Stock	-	-	(71,672)	(72)	71,672	72	-	-	-
Net loss	-	-	-	-	-	-	-	(2,974,691)	(2,974,691)
Balance - June 30, 2016	-	$-	-	$-	12,035,037	$12,035	$86,127,252	$(79,096,934)	$7,042,353

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2016 and June 30, 2015

	2016	2015

Cash flows from operating activities
Net loss	$(2,974,691)	$(20,803,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54,819	9,256
Common stock issued for services	204,534	1,180,410
Stock-based compensation	1,002,576	796,952
Change in fair value of derivative liabilities	(13,108,866)	3,710,277
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	959,957	(1,209,458)
Accounts payable	424,426	89,187
Accrued expenses	152,586	244
Long-term liabilities	140,914	-
Net cash used in operating activities	(13,143,745)	(16,226,728)

Cash flows from investing activities
Purchase of fixed assets	(562,256)	(23,326)
Net cash used in investing activities	(562,256)	(23,326)

Cash flows from financing activities
Proceeds from exercise of A warrants, net of fees	-	13,423,838
Proceeds from warrant exercises from consultants and Series A preferred stock warrant holder	-	25,450
Payments on notes payable	(263,752)	(293,625)
Net cash (used in) provided by financing activities	(263,752)	13,155,663

Net decrease in cash and cash equivalents	(13,969,753)	(3,094,391)
Cash and cash equivalents at beginning of the year	22,469,960	25,564,351

Cash and cash equivalents at end of the year	$8,500,207	$22,469,960

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

	2016	2015

Supplemental disclosure of cash flows information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,086	$4,922

Non-cash investing and financing transactions:

Notes payable issued in connection with director and officer insurance policies	$273,670	$557,377
Cancellation of note payable in connection with director and officer insurance policy	$-	$55,220
Reclassification of derivative liabilities to additional paid-in capital for warrant exercises	$-	$15,295,841
Cashless exercise of warrants for Common Stock	$1,094	$-
Conversion of Class A Preferred Stock to Common Stock	$72	$595
Issuance of restricted stock for service	$28	$-

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company developing new chemical entities (NCEs) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (CNS) diseases - primarily depression and chronic pain. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are the valuation of derivative liabilities, stock-based compensation expenses and recorded amounts related to income taxes.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits of approximately $8,000,000 at these institutions exceed federally insured limits.

Patents

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Fixed assets are comprised of computers and software, leasehold improvements, and furniture and fixtures. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Computers and software have an estimated useful life of three years. Furniture and fixtures have an estimated useful life of approximately seven years. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term (approximately seven years).

Derivatives

All derivatives are recorded at fair value on the balance sheet. The Company has determined fair values using market based pricing models incorporating readily available prices and or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) that requires judgment and estimates.

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, derivative liabilities and accounts payable. Due to the short-term nature of cash and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$892,503	$892,503

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2015
Derivative liabilities - warrant instruments	$-	$-	$14,001,369	$14,001,369

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended June 30, 2016	Year Ended June 30, 2015
Beginning balance	$14,001,369	$25,586,933
Change in fair value of derivative liabilities included in net loss for the years ended June 30, 2016 and June 30, 2015	(13,108,866)	3,710,277
Value of converted warrant instruments transferred to additional paid-in-capital	-	(15,295,841)
Ending balance	$892,503	$14,001,369

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At June 30, 2016 and 2015, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2016 and 2015. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2013 through June 30, 2016.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended June 30, 2016	Year Ended June 30, 2015
Class A convertible preferred stock	-	71,672
Common stock warrants	4,224,573	5,362,183
Restricted stock awards	49,625	94,000
Common stock options	642,204	777,630
Total	4,916,402	6,305,485

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees stock-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Companies may not apply a full retrospective transition approach. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2016	June 30, 2015
Rent	$-	$450,700
Research and development	17,600	565,100
Insurance	346,100	337,100
Biotechnology tax credit receivable	231,900	82,000
Legal	171,100	-
Other	31,400	63,000
Total	$798,100	$1,497,900

New York City allows investors and owners of merging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. During the years ended June 30, 2016 and 2015, the Company obtained certificates of biotechnology tax credit from New York City of approximately $149,000 and $82,000, respectively. The Company expects to receive a cash refund of $82,000 and $149,000 in September 2016 and March 2017, respectively.

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following (rounded to nearest $00):

	Useful lives	June 30, 2016	June 30, 2015
Computer and software	3 years	$48,200	$34,300
Furniture and fixtures	7 years	160,000	-
Leasehold improvements	7 years	386,900	-
Total		$595,100	$34,300
Less: accumulated depreciation		(63,700)	(10,400)
Fixed assets, net		$531,400	$23,900

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2016	June 30, 2015
Research and development	$49,300	$283,500
Professional fees	310,000	64,300
Accrued vacation	66,700	116,600
Board fees	150,000	9,000
Other	58,900	8,800
Total	$634,900	$482,200

NOTE 6 - NOTES PAYABLE

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum.

In June 2015, the Company entered into a note for approximately $263,800 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.8% per annum.

At June 30, 2016 and 2015, the note payable outstanding balances were approximately $273,700 and $263,800, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At June 30, 2016 and 2015, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2016 and 2015.

The following is a summary of the assumptions used in the valuation model at June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$2.28	$10.15
Exercise price	$7.50 and $11.25	$7.50 and $11.25
Risk free interest rate (2)	0.71%	1.6%
Expected life in years	2.95	3.90
Expected volatility (3)	75%	70%
Expected dividend yields (4)	None	None

(1)	Quoted market value of the common stock, reflects a one-for-five reverse stock split.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill interest rate as of the measurement date, when applicable.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s peer group.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 7 - DERIVATIVE LIABILITIES (CONT’D)

During the year ended June 30, 2015, 2,033,915 A warrants were exercised and 1,398,845 A warrants expired. The following were the summary of the assumptions at the transactions dates for the warrant exercises during the year ended June 30, 2015.

Year Ended June 30, 2015
Common stock issuable upon exercise of warrants	2,033,915
Market value of common stock on measurement date	$15.00
Exercise price	$7.50
Risk free interest rate	0.02%
Expected life in years	0.0
Expected volatility	71.2%
Expected dividend yields	None

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Balance at June 30,	Initial valuation of derivative liabilities upon issuance of new warrants during the	Decrease in fair value of derivative	Fair value of derivatives reclassified to additional	Balance at June 30,
	2015	period	liabilities	paid-in-capital	2016
Series B warrants issued in connection with May and June 2014 offering	$8,770,700	$-	$(8,266,218)	$-	$504,482
Placement Agent warrants issued in connection with May and June 2014 offering	5,230,669	-	(4,842,648)	-	388,021
Total	$14,001,369	$-	$(13,108,866)	$-	$892,503

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Balance at June 30,	Initial valuation of derivative liabilities upon issuance of new warrants during the	Increase (decrease) in fair value of derivative	Fair value of derivatives reclassified to additional	Balance at June 30,
	2014	period	liabilities	paid-in-capital	2015
Series A warrants issued in May and June 2014 offering	$10,040,822	$-	$5,255,019	$(15,295,841)	$-
Series B warrants issued in connection with May and June 2014 offering	9,894,930	-	(1,124,230)	-	8,770,700
Placement Agent warrants issued in connection with May and June 2014 offering	5,651,181	-	(420,512)	-	5,230,669
Total	$25,586,933	$-	$3,710,277	$(15,295,841)	$14,001,369

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock (“Class A Stock”)

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

The Class A Stock is automatically converted on a monthly basis into common stock on a one-for-one basis by action of the Corporation, in the event the total of all shares of common stock and Class A Stock held by the shareholder do not exceed 9.9% of the issued and outstanding shares of common stock of the Company. In no event can Class A Stock be converted into common stock of the Corporation if such conversion would cause the holder to own, beneficially or otherwise, more than 9.9% of the Company’s stock. During the years ended June 30, 2016 and 2015, 71,672 and 595,790 shares of Class A Stock were converted to common stock, respectively.

Common Stock

Common stock issued for services

During the years ended June 30, 2016 and 2015, the Company issued 63,329 and 83,333 shares of common stock for consulting services, respectively, that had a fair market of approximately $204,500 and approximately $1,180,400, respectively, based upon the stock price at the date of issuances. The Company recorded the stock-based compensation expense to general and administrative expense.

Exercise of warrants for non-cash

During the year ended June 30, 2016, the Company issued approximately 1,094,000 shares of common stock for cashless exercise of approximately 1,138,000 warrants.

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

Options and warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At June 30, 2016, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2016, 919,943 shares were available for future grants under the Plan.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (CONT’D)

Stock-based compensation - options

During the year ended June 30, 2015, the Company granted to its current officers options to purchase 55,000 shares of common stock. Each option has a ten-year term and an exercise price of $13.50 per share. 6.25% of the options vest each quarter over the following four years. The fair value of the options at the grant date was $9.08 per share using the Black-Scholes Option pricing model.

During the year ended June 30, 2015, the Company granted various employees options to purchase 256,100 shares of common stock. Each option has a ten-year term and has an exercise price ranging from $8.60 to $13.50 per share. A total of 135,400 options vest as follows: 25% on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The remaining 120,700 options vest at a rate of 6.25% each quarter over 4 years. The fair value of the options on the grant date ranges from $3.59 to $9.96 per share using the Black-Scholes Option pricing model.

During the year ended June 30, 2016, the Company granted various employees options to purchase 106,795 shares of common stock. Each option has a ten-year term and has an exercise price ranging from $1.55 to $8.45 per share. A total of 77,295 options vest as follows: 25% on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The remaining 29,500 options vest at a rate of 6.25% each quarter over 4 years. The fair value of the options on the grant date ranges from $1.08 to $5.59 per share using the Black-Scholes Option pricing model.

A summary of the changes in options outstanding for the period from July 1, 2014 to June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at July 1, 2014	673,034	$5.56	9.2	$2,988,000
Granted	311,100	$12.63	9.6
Forfeited	(206,504)	$9.12	-
Outstanding and expected to vest at June 30, 2015	777,630	$7.44	8.6	$2,787,000
Granted	106,795	$4.13	9.4
Forfeited	(242,221)	$8.70	-
Outstanding and expected to vest at June 30, 2016	642,204	$6.41	7.7	$21,500
Options exercisable at June 30, 2016	349,953	$5.69	7.0	$1,300

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (CONT’D)

At June 30, 2016, the Company has unrecognized stock-based compensation expense of approximately $1,257,500 related to unvested stock options over the weighted average remaining service period of 2.5 years. The weighted average fair value of options granted during the years ended June 30, 2016 and 2015 was approximately $2.67 and $8.35 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30, 2016	Year Ended June 30, 2015
Risk free interest rate	0.87% to 1.7%	1.5% to 1.8%
Dividend yield	0%	0%
Volatility	71% to 80%	71% to 76%
Expected term (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the years ended June 30, 2016 and 2015, respectively:

	Year Ended June 30, 2016	Year ended June 30, 2015
Research and development	$210,100	$321,900
General and administrative	792,500	475,100
Total	$1,002,600	$797,000

Stock-based compensation – restricted common stock

A summary of the changes in outstanding restricted stocks during the years ended June 30, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding and expected to issue at July 1, 2014	-	$-
Granted	104,000	$13.79
Forfeited	(10,000)	$14.65
Outstanding and expected to issue at June 30, 2015	94,000	$13.80
Forfeited	(44,375)	$13.24
Outstanding and vested at June 30, 2016	49,625	$14.10

The restricted stock grants vest over four years. The Company had an unrecognized expense at June 30, 2016 and 2015 of approximately $281,023 and $1,179,300, respectively, related to unvested restricted stock grants which will be recognized over the remaining weighted average service periods of 2.3 and 3.7 years, respectively. During the year ended June 30, 2016, the Company issued 27,750 shares in relation to vested restricted stocks. At June 30, 2016, 20,375 shares of restricted stocks were not vested and 1,500 shares were vested and to be issued.

Stock-based compensation – warrants

A summary of the changes in outstanding warrants during the years ended June 30, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at July 1, 2014	8,628,911	$6.40
Granted	173,643	$4.00
Exercised	(2,040,277)	$7.50
Forfeited	(1,400,094)	$7.50
Outstanding and vested at June 30, 2015	5,362,183	$5.60
Exercised	(1,137,610)	$0.27
Outstanding and vested at June 30, 2016	4,224,573	$7.04

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (CONT’D)

At June 30, 2016 and 2015, the Company does not have any unrecognized stock based compensation expense related to outstanding warrants. At June 30, 2016 and 2015, the aggregate intrinsic value of warrants vested and outstanding is approximately $1,526,000 and $26,270,000, respectively.

There were no common stock warrants granted by the Company during the years ended June 30, 2016 and 2015 other than the reissuance of 173,643 warrants to the founder.

NOTE 9 – RELATED PARTY TRANSACTIONS

Placement Agent

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with the Placement Agent for the May 2014 offering. The Company agreed to pay Placement Agent: (a) a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent; and (b) (2%) of the gross proceeds of the Offering received from investors at a Closing and an activation fee of $25,000. The Placement Agent or its designees also received five-year warrants to purchase 858,190 shares of Relmada’s common stock at a price of $7.50 per share. The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants. If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants. The Company shall pay the Placement Agent a non-refundable financial advisory fee to be paid monthly, at the rate of $25,000 per month for a period of six months commencing after the May offerings. The Company extended the monthly $25,000 financial advisory fee to May 2015 and the Company did not renew the agreement.

Sublease

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated income statements. During the year ended June 30, 2016, the Company received and recorded a lease deposit of approximately $50,000 in long-term liabilities.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS (CONT’D)

Advisory Firm

On December 6, 2011, the Company entered into an advisory agreement with Jamess Capital Group, LLC (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Seth, a Director of the Company (“Advisory Firm”) to provide non-investment banking related advisory services. The Advisory Firm is due a monthly fee of $12,500 and the agreement is terminable by either party with three months written notice and is to be issued fully vested warrants to purchase common stock equal to 12% of the outstanding capital stock of the Company as of the Share Exchange (exercisable at an exercise price of $0.001 per share), see Note 5. The Advisory Firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month. This agreement was terminated effective June 30, 2015 (the “Termination Date”). The parties agreed to defer payment of any compensation owed by the Company to the Advisory Firm at the time of the Termination Date, despite the Advisory Firm having delivered the Services in good faith prior to the Termination Date, until the Company uplisted its common stock to a senior stock exchange.  The parties have since waived this provision given that more than one year has passed from the Termination Date and the uplisting has not yet occurred due to circumstances beyond the control of the Advisory Firm.

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agrees to pay Mr. Seth $12,500 per month on an ongoing basis.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	June 30, 2016	June 30, 2015
Deferred tax assets:
Net operating loss	$13,381,000	$9,818,000
Stock-based compensation	168,000	61,000
Research and development tax credits	827,000	767,000
Accruals	67,000	46,000
Other	74,000	80,000
Loss: valuation allowance	(14,517,000)	(10,772,000)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax at June 30, 2016 and 2015. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance increased for the years ended June 30, 2016 and 2015, by approximately $1,110,500 and $5,313,500, respectively.

At June 30, 2016, the Company had federal net operating loss carryforwards of approximately $39,164,000, which begin expiring in 2026. The Company also had federal research and development tax credit carryforwards of approximately $827,000 that will begin to expire in 2027. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015
Statutory federal income tax rate	34%	34%
State (net of federal benefit)	6.0%	6.6%
Non-deductible expenses	25%	(9.7)%
Other	-%	0.6%
Change in valuation allowance	(65)%	(31.5)%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at June 30, 2016 and 2015 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung Mulsan Co., Ltd.

On August 20, 2007 (“Effective Date”), the Company entered into a License Development and Commercialization Agreement (“Agreement”) with Wonpung Mulsan Co., Ltd. (“Wonpung”), a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia (“Territory”) to market up to two drugs under development as of the Effective Date as listed in Exhibit A of the Agreement and a right of first refusal (“ROFR”) for up to an additional five drugs in the Territory that the Company may develop in the future as defined in more detail in the license agreement.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party: (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2016, the Company has not generated any revenue related to this license agreement.

Leases

The Company moved its New York City corporate office location in October 2015 to another space in New York City. The lease expires in December 2023 and is subject to customary escalations and adjustments. In addition, the Company has a lease expiring in 2017 for its Pennsylvania office location. Future minimum lease payments are as follows:

For the year ended June 30:

Year	Amount
2017	$357,400
2018	333,000
2019	334,600
2020	346,800
2021	356,700
Thereafter	551,900
Total	$2,280,400

The Company incurred rent expense of approximately $380,100 and $239,800 for the years ended June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, the Company recorded lease deposit of approximately $390,000 in other assets. At June 30, 2016, the Company recorded deferred rent liability of approximately $91,000 in long-term liabilities.

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated income statement. During the year ended June 30, 2016, the Company received and recorded a lease deposit of approximately $50,000 in long-term liabilities.

Letter Of Credit

The Company has an outstanding letter of credit of approximately $390,800 in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount that is included in other assets at June 30, 2016 and 2015. On the second anniversary of the commencement date which is expected to be in October 2017, the letter of credit will be reduced to approximately $234,400. In October 2022, the letter of credit will be reduced to approximately $156,000.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONT’D)

Legal

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business.  Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. Except as disclosed below, the Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Lawsuit Brought by Former Officer: In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

On February 18, 2016, Relmada filed an amended complaint in connection with the Lawsuit. The amended complaint includes an additional legal claim based on the Defendants’ breach of the fiduciary duty that they owed to Relmada when the Defendants disclosed and mischaracterized confidential information that they acquired in their capacity as Relmada’s investment banker. Relmada is also seeking monetary damages arising from fees and costs that it incurred responding to the Defendants’ false and misleading proxy materials in December 2015.

On April 4, 2016, Laidlaw filed a motion to dismiss Relmada’s amended complaint. On April 15, Relmada filed a partial motion to dismiss the Counterclaim and Laidlaw filed a motion to transfer venue to the U.S. District Court for the Southern District of New York. To date, these motions remain pending.

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1962(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

All litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. However, Management believes that the determination of the Counterclaim, even if unfavorable, would not materially affect the Company’s operations or financial position. The Company recorded no contingent liability or expense associated with litigation during the twelve months ended June 30, 2016.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

None

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

1.1

Controlled Equity Offering Sales Agreement, dated October 2, 2015, by and between Relmada Therapeutics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Form S-3 filed with the SEC on October 2, 2015)

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

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on November 25, 2015).

3.4	By-laws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of A Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

61

4.5	(i) Option dated July 10, 2012 to Sergio Traversa to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.5(i) of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

(ii) Option dated September 30, 2013 to Sergio Traversa to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.5(ii) of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.6	Option dated December 2, 2013 to Douglas J. Beck to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.6 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.7	Option dated February 24, 2014 to Dr. Eliseo O. Salinas to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.7 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.8	Option dated November 25, 2013 to Dr. H. Danny Kao to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.8 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.9	Form of D&O Lock Up Letter Agreement (May 2014 financing) (incorporated by reference to Exhibit 4.9 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.10	Form of CEO Lock Up Letter Agreement (May 2014 financing) (incorporated by reference to Exhibit 4.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.11	Form of Lock Up Letter Agreement (Class A Preferred Convertible Stock) (incorporated by reference to Exhibit 4.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.12	Form of A Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.13	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	Non-Disclosure, Assignment of Inventions, Non-Solicitation and Non-Compete Agreement dated as of April 18, 2012 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.3	Employment Agreement dated April 15, 2013 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.4	Offer letter dated November 25, 2013 between Douglas J. Beck and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.5	Employment Agreement dated January 31, 2014 between Dr. Eliseo Salinas and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.6	Confidential Information and Invention Assignment Agreement dated January 31, 2014 between and Dr. Eliseo Salinas and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.7	Form of Unit Purchase Agreement dated May __, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.7 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.8	Form of 2014 Unit Investor Rights Agreement dated __________, 2014 by and among Relmada Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.8 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.9	Form of Subscription Agreement dated as of May 12, 2014 and May 15, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.9 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.10	Indemnification Agreement dated July 10, 2012 between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.11	2012 Relmada Therapeutics, Inc. Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.12	Unit Purchase Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

62

10.13	Subscription Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.14	Form of Investor Rights Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.15	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.16	Agreement of Lease, dated June 9, 2015, by and between Relmada Therapeutics, Inc. and GP 275 Owner, LLC (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on June 15, 2015)

10.17	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.18	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.19	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.21	Termination Agreement, dated August 3, 2015, by and between Relmada Therapeutics, Inc. and Jamess Capital Group LLC (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.22	Amended and Restated Employment Agreement, dated August 5, 2015, by and between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.23	Amended and Restated Employment Agreement, dated August 5, 2015, by and between Relmada Therapeutics, Inc. and Douglas Beck (incorporated by reference to Exhibit 10.5 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.24	Advisory and Consulting Agreement, dated August 4, 2015, by and between Relmada Therapeutics, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.25*	Agreement dated, September 9, 2016, by and between Shreeram Agharkar and Relemada Therapeutics, Inc.

10.26	Director Agreement, dated November 10, 2015, by and between the Company and Maged Shenouda (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 10, 2015).

10.27	Indemnity Agreement, dated November 10, 2015, by and between the Company and Maged Shenouda (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on November 10, 2015).

10.28	Director Agreement, dated November 10, 2015, by and between the Company and Paul Kelly (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on November 10, 2015).

10.29	Indemnity Agreement, dated November 10, 2015, by and between the Company and Paul Kelly (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on November 10, 2015).

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

 * Filed herewith.

63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: September 9, 2016	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer and Director	September 9, 2016
Sergio Traversa

/s/ Michael Becker	Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2016
Michael Becker

/s/ Sandesh Seth	Chairman and Director	September 9, 2016
Sandesh Seth

/s/ Maged Shenouda	Director	September 9, 2016
Maged Shenouda

/s/ Paul Kelly	Director	September 9, 2016
Paul Kelly

/s/ Charles J. Casamento	Director	September 9, 2016
Charles Casamento

64