Form 10-Q
period 2016-09-30
RELMADA THERAPEUTICS, INC.
filed 2016-11-10
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, there were 12,035,912 shares of common stock outstanding.

Relmada Therapeutics, Inc.

ITEM 1.      FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$6,221,659	$8,500,207
Other receivable	2,350	-
Prepaid expenses	747,523	798,094
Total current assets	6,971,532	9,298,301

Fixed assets, net	536,012	531,348
Other assets	414,615	414,355

Total assets	$7,922,159	$10,244,004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$671,719	$1,259,711
Accrued expenses	404,886	634,853
Note payable	164,436	273,670
Derivative liabilities	972,546	892,503

Total current liabilities	2,213,587	3,060,737

Other long-term liabilities	134,736	140,914

Total liabilities	2,348,323	3,201,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,100,000,000 shares authorized, 12,035,912 and 12,035,037 shares issued and outstanding, respectively	12,036	12,035
Additional paid-in capital	86,299,315	86,127,252
Accumulated deficit	(80,737,515)	(79,096,934)

Total stockholders’ equity	5,573,836	7,042,353

Total liabilities and stockholders’ equity	$7,922,159	$10,244,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Operating expenses:
Research and development	$364,152	$2,865,586
General and administrative	1,252,444	1,764,013
Total operating expenses	1,616,596	4,629,599
Loss from operations	(1,616,596)	(4,629,599)

Other income (expenses):
Change in fair value of derivative liabilities	(80,043)	9,293,339
Interest expense, net	(851)	(598)
Other income	56,909	-
Total other income (expenses)	(23,985)	9,292,741
Net (loss) income	$(1,640,581)	$4,663,142

Net (loss) income per common share - basic	$(0.14)	$0.43
Net (loss) income per common share - diluted	$(0.14)	$0.36

Weighted average number of common stock outstanding - basic	12,035,335	10,804,073
Weighted average number of common stock outstanding - diluted	12,035,335	12,937,385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(1,640,581)	$4,663,142
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	20,163	2,953
Common stock issued for services	-	78,920
Stock-based compensation	172,064	283,504
Change in fair value of derivative liabilities	80,043	(9,293,339)
Changes in operating assets and liabilities:
Other receivable	(2,350)
Prepaid expenses and other assets	50,311	601,935
Accounts payable	(587,992)	314,712
Accrued expenses	(229,967)	132,264
Other long-term liabilities	(6,178)	-
Net cash used in operating activities	(2,144,487)	(3,215,909)

Cash flows from investing activities
Purchase of fixed assets	(24,827)	(1,310)
Net cash used in investing activities	(24,827)	(1,310)

Cash flows from financing activities
Principal payments of note payable	(109,234)	(87,304)
Net cash used in financing activities	(109,234)	(87,304)
Net decrease in cash and cash equivalents	(2,278,548)	(3,304,523)
Cash and cash equivalents at beginning of the period	8,500,207	22,469,960

Cash and cash equivalents at end of the period	$6,221,659	$19,165,437

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$2,644	$1,642
Income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of Class A convertible preferred stock to common stock	$-	$220

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits of approximately $6,000,000 as of September 30, 2016 at these institutions exceed federally insured limits.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and June 30, 2016:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$972,546	$972,546

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$892,503	$892,503

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three months ended	Three months ended
	September 30,	September 30,
	2016	2015
Beginning balance	$892,503	$14,001,369
Change in fair value of derivative liabilities	80,043	(9,293,339)
Ending balance	$972,546	$4,708,030

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2016 and June 30, 2016, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files U.S. Federal and various state/local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2016 and June 30, 2016. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are for the year ended June 30, 2012 and all subsequent years.

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

For the three months ended September 30, 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the three months ended September 30, 2015:

	Three months ended September, 2015
	Net		Per Share
	Income	Shares	Amount
Basic EPS	$4,663,142	10,804,073	$0.43
Dilutive effect of exercise of options	-	144,633	(0.01)
Dilutive effect of exercise of warrants	-	1,913,507	(0.08)
Dilutive effect of convertible preferred stock	-	71,672	(0.00)
Restricted common stock	-	3,500	(0.00)
Diluted EPS	$4,663,142	12,937,385	$0.36

For the three months ended September 30, 2016, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

Stock options	605,982
Restricted common stock	42,625
Common stock warrants	4,224,573
Total	4,873,180

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2016	June 30, 2016
Rent	$3,200	$-
Research and development	29,800	17,600
Insurance	250,400	346,100
Biotechnology tax credit receivable	231,900	231,900
Legal	231,100	171,100
Other	1,100	31,400
Total	$747,500	$798,100

New York City allows investors and owners of merging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. During the years ended June 30, 2016 and 2015, the Company obtained certificates of biotechnology tax credit from New York City of approximately $82,000 and $149,000, respectively.

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consist of the following (rounded to nearest $00):

	Useful lives	September 30, 2016	June 30, 2016
Computer and software	3 years	$47,400	$48,200
Furniture and fixtures	7 years	184,800	160,000
Leasehold improvements	7 years	386,900	386,900
Total		$619,100	$595,100
Less accumulated depreciation		(83,100)	(63,700)
Fixed assets, net		$536,000	$531,400

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2016	June 30, 2016
Research and development	$59,300	$49,300
Professional fees	58,700	310,000
Accrued vacation	75,200	66,700
Consulting fees	187,500	150,000
Other	24,200	58,900
Total	$404,900	$634,900

NOTE 6 - NOTE PAYABLE

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum.

In June 2015, the Company entered into a note for approximately $263,800 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.8% per annum.

At September 30, 2016 and June 30, 2016, the note payable outstanding balances were approximately $164,400 and $273,700, respectively.

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

The following is a summary of the assumptions used in the valuation model of the derivative liabilities at September 30, 2016 and June 30, 2016:

	September 30,	June 30,
	2016	2016
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$1.47	$2.28
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (2)	0.88%	0.71%
Expected life in years	2.69	2.95
Expected volatility (3)	107%	75%
Expected dividend yield (4)	None	None

(1)	Quoted market value of the common stock, reflects a one-for-five reverse stock split.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s stock at September 30, 2016 and the Company’s peer group at June 30, 2016.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY

Exercise of warrants for non-cash

During the three months ended September 30, 2015, the Company issued approximately 220,000, shares of common stock resulting from the exercise on a non-cash basis of approximately 257,000 warrants.

Common stock issued for services

During the three months ended September 30, 2016 and 2015, the Company issued 0 and 15,834 shares of common stock for consulting services, respectively. These shares had an aggregate fair value of approximately $0 and $78,900, respectively, based upon the stock price at the date of issuances. The Company recorded stock-based compensation to general and administrative expense.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At September 30, 2016, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2016, 963,162 shares were available for future grants under the Plan.

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

The Company did not grant any options during the three months ended September 30, 2016.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2016, the Company has unrecognized stock-based compensation expense of approximately $975,500 related to unvested stock options over the weighted average remaining service period of 2.3 years.

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	642,204	$6.41	7.7	$21,500
Forfeited	(36,222)	6.08		$-
Outstanding at September 30, 2016	605,982	$6.43	7.4	$-
Options exercisable at September 30, 2016	391,886	$5.87	7.6	$-

For the three months ended September 30, 2016, the Company did not grant any stock options.

For the three months ended September 30, 2015, the Company granted a director options to purchase 25,765 shares of common stock. The options have a ten year term and an exercise price of $8.45 per share. 25% of options vests on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years.

Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the three months ended September 30, 2015:

Risk free interest rate	1.6 to 1.8%
Dividend yield	0%
Volatility	72 to 76%
Expected term (in years)	6.25

Restricted stock

A summary of the changes in restricted stock awards during the three months ended September 30, 2016, is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding and expected to issue at June 30, 2016	49,625	$14.10
Forfeited	(7,000)	13.45
Outstanding and expected to issue at September 30, 2016	42,625	$14.21

There were no restricted stock awards granted during the three months ended September 30, 2016. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $159,000 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 2.09 years. During the three months ended September 30, 2016, the Company issued 875 shares in relation to vested restricted stock and 2,750 shares were vested and are to be issued.

Warrants

There were no changes in outstanding warrants during the three months ended September 30, 2016.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2016, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At September 30, 2016, the aggregate intrinsic value of warrants that have vested and outstanding is approximately $984,000.

There were no common stock warrants granted by the Company during the quarter ended September 30, 2016 and 2015.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three months ended September 30, 2016 and 2015 (rounded to nearest $00):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Research and development	$42,600	$52,300
General and administrative	129,500	231,200
Total	$172,100	$283,500

NOTE 9 - RELATED PARTY TRANSACTIONS

Placement Agent

On February 18, 2014 and May 19, 2014, the Company entered into two engagement agreements with the Placement Agent for the May 2014 offering. The Company agreed to pay Placement Agent: (a) a cash commission in the amount of ten percent (10%) of the gross proceeds of the Offering received from investors at a Closing as well as a non-accountable expense reimbursement equal to two percent; and (b) (2%) of the gross proceeds of the Offering received from investors at a Closing and an activation fee of $25,000. The Placement Agent or its designees also received five-year warrants to purchase 858,190 shares of Relmada’s common stock at a price of $7.50 per share. The Placement Agent shall also be entitled to the compensation set forth above as well for any cash exercise of Warrants within six (6) months of the final closing of the Offering as well as a five percent (5%) solicitation fee for any Warrants exercised as a result of any redemption of any Warrants. If the Company elects to call the warrants, the Placement Agent shall receive a warrant solicitation fee equal to 5% of the funds solicited by the Placement Agent upon exercise of the warrants. The Company shall pay the Placement Agent a nonrefundable financial advisory fee to be paid monthly, at the rate of $25,000 per month for a period of six months commencing after the May offerings. The Company extended the monthly $25,000 financial advisory fee to May 2015 and the Company did not renew the agreement.

Sublease

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated income statements. At September 30, 2016 and June 30, 2016, the Company had a lease deposit of approximately $40,000 in long-term liabilities.

Advisory Firm

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations, financial position, or cash flows of the Company. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

On April 4, 2016, Laidlaw filed a motion to dismiss Relmada’s amended complaint. On April 15, 2016, Relmada filed a partial motion to dismiss the Counterclaim and Laidlaw filed a motion to transfer venue to the U.S. District Court for the Southern District of New York. Relmada’s motion to dismiss was mooted by stipulation.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1962(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Court granted Relmada’s motion to amend on September 27, 2016, which mooted the pending motion to dismiss the amended complaint. Shortly thereafter, on September 29, 2016, the Court granted Defendants’ motion to transfer venue to the U.S. District Court for the Southern District of New York (the “SDNY Court”). Relmada filed its second amended complaint on or about October 5, 2016, the same date on which the Lawsuit was officially transferred to the SDNY Court.

The SDNY Court held an initial pretrial conference on October 21, 2016 during which it set a briefing schedule for Defendants’ contemplated motion to dismiss. Pursuant to the schedule, the briefing on the motion to dismiss is expected to be completed by January 6, 2017. During the conference, Defendants’ counsel represented that Defendants have no outstanding counterclaims against Relmada at this time.

Litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. The Company recorded no contingent liability or expense associated with litigation during the three months ended September 30, 2016.

Leases and Sublease

On October 1, 2015, the Company commenced a lease with a term of seven years and three months for office space in a building in New York City. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense for the three months ended September 30, 2016 was $82,461.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$2,192,268	$353,416	$666,128	$1,078,339	$94,385
Note payable	164,436	164,436	-	-	-
Total obligations	$2,356,704	$517,852	$666,128	$1,078,339	$94,385

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement with Actinium, with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments.

Letter Of Credit

The Company has an outstanding letter of credit of approximately $392,600 in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount which is included in other assets at September 30, 2016 and June 30, 2016. On the second anniversary of the lease commencement date, the letter of credit will be reduced to approximately $234,400. In October 2022, the letter of credit will be reduced to approximately $156,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form-10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form-10-Q to conform our statements to actual results or changed expectations.

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

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential CNS pathological conditions. We have completed Phase I single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II program in treatment-resistant depression (TRD).

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

d-Methadone Phase I Clinical Safety Studies

Summary

The safety data from two Company-funded d-Methadone Phase I clinical safety studies and a third study conducted by researchers at Memorial Sloan-Kettering Cancer Center indicate that d-Methadone was safe and well tolerated in both healthy subjects and cancer patients at all projected therapeutic doses tested.

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

Planned Phase II Program for d-Methadone

Combined with the results of our Phase I studies, the encouraging results of in vivo and in vitro studies support our belief that d-Methadone warrants further evaluation in a Phase II program as a rapidly acting, oral agent for the treatment of depression. Relmada expects to file its first Investigational New Drug ("IND") application for the Phase II program with the FDA before the end of December 2016. Upon completion of the FDA's review of the IND, the Company expects to initiate the Phase IIa portion of the trial during the first half of 2017 with topline results available by the end of 2017.

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

Results of Operations

For the Three Months Ended September 30, 2016 versus September 30, 2015

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)
Operating Expenses
Research and development	$364,152	$2,865,586	$(2,501,434)
General and administrative	1,252,444	1,764,013	(511,569)
Total	$1,616,596	4,629,599	(3,013,003)

Research and Development Expense

Research and development expense for the three months ended September 30, 2016 was approximately $364,000 compared to approximately $2,865,000 for the three months ended September 30, 2015, a decrease of approximately $2,501,000. The decrease was driven by lower clinical trial expenses of $2,400,000, and a decrease in R&D salaries and outside services of approximately $100,000.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2016 was approximately $1,252,000 compared to approximately $1,764,000 for the three months ended September 30, 2015, a decrease of approximately $512,000. The reduction largely resulted from a decrease in legal expenses associated with the litigation proceeding with Laidlaw and outside services of approximately $350,000 and a decrease in investor relations expenses of approximately $130,000.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss of approximately $80,000 for the three months ended September 30, 2016, as compared to a non-cash unrealized gain of $9,293,000 for the comparable period in 2015. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Net (Loss) Income per Common Share

The net (loss) income for the Company for the three months ended September 30, 2016 and 2015 was approximately $(1,641,000) and $4,663,000, respectively. The Company had basic and diluted net loss per common share of $(0.14) per share for the three months ended September 30, 2016. For the three months ended September 30, 2015, the Company had basic and diluted net income per common share of $0.43 and $0.36, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to September 30, 2016 of approximately $80,738,000. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at September 30, 2016 of approximately $6,222,000, the Company can fund future operations until the end of calendar year 2017. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Cash used in operating activities	$(2,144,487)	$(3,215,909)
Cash used in investing activities	(24,827)	(1,310)
Cash used in financing activities	(109,234)	(87,304)
Net decrease in cash and cash equivalents	$(2,278,548)	$(3,304,523)

For the three months ended September 30, 2016, cash used in operating activities was $2,144,487 primarily due to the loss from operations for the three months ended September 30, 2016 of $1,616,596 and a decrease in both accounts payable and accrued expenses, partially offset by non-cash item including stock-based compensation expenses and depreciation expense.

For the three months ended September 30, 2015, cash used in operating activities was $3,215,909 primarily due to the loss from operations for the three months ended September 30, 2015 of $4,629,599, and the change in the fair value of derivative liabilities partially offset by non-cash items including stock-based compensation expenses, common stock issued for services and depreciation expense.

For the three months ended September 30, 2016 and 2015 cash used in investing activities was $24,827 and $1,310 respectively due to purchases of fixed assets.

Net cash used in financing activities for the three months ended September 30, 2016 and 2015 was $109,234 and $87,304 respectively. The payments were related to a note for directors’ and officers’ insurance policy.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2016 and June 30, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2016 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended June 30, 2016 except below.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations, financial position, or cash flows of the Company. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

On April 4, 2016, Laidlaw filed a motion to dismiss Relmada’s amended complaint. On April 15, 2016, Relmada filed a partial motion to dismiss the Counterclaim and Laidlaw filed a motion to transfer venue to the U.S. District Court for the Southern District of New York. Relmada’s motion to dismiss was mooted by stipulation.

ITEM 1.	LEGAL PROCEEDINGS (continued)

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1962(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Court granted Relmada’s motion to amend on September 27, 2016, which mooted the pending motion to dismiss the amended complaint. Shortly thereafter, on September 29, 2016, the Court granted Defendants’ motion to transfer venue to the U.S. District Court for the Southern District of New York (the “SDNY Court”). Relmada filed its second amended complaint on or about October 5, 2016, the same date on which the Lawsuit was officially transferred to the SDNY Court.

The SDNY Court held an initial pretrial conference on October 21, 2016 during which it set a briefing schedule for Defendants’ contemplated motion to dismiss. Pursuant to the schedule, the briefing on the motion to dismiss is expected to be completed by January 6, 2017. During the conference, Defendants’ counsel represented that Defendants have no outstanding counterclaims against Relmada at this time.

Litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. The Company recorded no contingent liability or expense associated with litigation during the three months ended September 30, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2016	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Executive Officer and Principal Executive Officer)

	By:	/s/ Michael Becker
Michael Becker
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

