Form 10-Q
period 2016-12-31
RELMADA THERAPEUTICS, INC.
filed 2017-02-10
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 10, 2017, there were 12,035,912 shares of common stock outstanding.

Relmada Therapeutics, Inc.

ITEM 1.      FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$4,714,293	$8,500,207
Other receivables	2,350	-
Prepaid expenses	578,979	798,094
Total current assets	5,295,622	9,298,301

Fixed assets, net	514,865	531,348
Other assets	414,811	414,355

Total assets	$6,225,298	$10,244,004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$307,235	$1,259,711
Accrued expenses	472,480	634,853
Notes payable	110,033	273,670
Derivative liabilities	523,505	892,503

Total current liabilities	1,413,253	3,060,737

Other long-term liabilities	137,078	140,914

Total liabilities	1,550,331	3,201,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, and no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,035,912 and 12,035,037 shares issued and outstanding, respectively	12,036	12,035
Additional paid-in capital	86,431,275	86,127,252
Accumulated deficit	(81,768,344)	(79,096,934)

Total stockholders’ equity	4,674,967	7,042,353

Total liabilities and stockholders’ equity	$6,225,298	$10,244,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Operating expenses:
Research and development	$254,105	$2,118,204	$618,257	$4,983,790
General and administrative	1,282,296	3,604,109	2,534,740	5,368,122
Total Operating Expenses	1,536,401	5,722,313	3,152,997	10,351,912
Loss from Operations	(1,536,401)	(5,722,313)	(3,152,997)	(10,351,912)

Other income (expenses):
Change in fair value of derivative liabilities	449,041	3,261,980	368,998	12,555,319
Net interest (expense)	(378)	(329)	(1,229)	(927)
Other income	56,909	-	113,818	-
Total other income (expenses)	505,572	3,261,651	481,587	12,554,392
Net (Loss) Income	$(1,030,829)	$(2,460,662)	$(2,671,410)	$2,202,480

Net (Loss) Income per common share – basic	$(0.09)	$(0.22)	$(0.22)	$0.20
Net (Loss) Income per common share - diluted	$(0.09)	$(0.22)	$(0.22)	$0.19

Weighted average common shares outstanding:
Basic	12,035,912	11,420,179	12,035,625	11,184,064
Diluted	12,035,912	11,420,179	12,035,625	11,856,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(2,671,410)	$2,202,480
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	43,744	5,908
Common stock issued for services	-	180,870
Stock-based compensation	304,024	571,214
Change in fair value of derivative liabilities	(368,998)	(12,555,319)
Deferred rent liability	(3,836)	54,830
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	216,309	957,806
Accounts payable	(952,476)	810,803
Accrued expenses	(162,373)	1,080,409
Net cash used in operating activities	(3,595,016)	(6,690,999)

Cash flows from investing activities
Purchase of fixed assets	(27,261)	(476,105)
Net cash used in investing activities	(27,261)	(476,105)

Cash flows from financing activities
Principal payments of note payable	(163,637)	(175,219)
Net cash used in financing activities	(163,637)	(175,219)
Net decrease in cash and cash equivalents	(3,785,914)	(7,342,323)
Cash and cash equivalents at beginning of the period	8,500,207	22,469,960

Cash and cash equivalents at end of the period	$4,714,293	$15,127,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2016	2015

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,227	$2,814

Non-cash investing and financing transactions:
Payable incurred for purchases of fixed assets	$-	$41,632
Conversion of Class A convertible preferred stock to common stock	$-	$72
Issuances of common stock resulting from cashless exercise of warrants	$-	$1,094

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits at these institutions exceed federally insured limits.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and June 30, 2016:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$523,505	$523,505

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$892,503	$892,503

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,	December 31,
	2016	2015
Beginning balance	$892,503	$14,001,369
Change in fair value of derivative liabilities	(368,998)	(12,555,319)
Ending balance	$523,505	$1,446,050

Derivatives

All derivatives are recorded at fair value on the balance sheet date. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2016 and June 30, 2016, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2016 and June 30, 2016. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are for the year ended June 30, 2012 and all subsequent years.

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

For the three months ended December 31, 2016 and 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. For the six months ended December 31, 2016 potentially dilutive securities were not included in the calculation of dilutive net loss per share because they would be antidilutive. Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the six months ended December 31, 2015:

	Six months ended December 31, 2015
	Net		Per Share
	Income	Shares	Amount
Basic EPS	$2,202,480	11,184,064	$0.20
Dilutive effect of warrants	-	669,546	(0.01)
Restricted common stock	-	3,375	-
Diluted EPS	$2,202,480	11,856,985	$0.19

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three and six months ended December 31, 2016, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

Three and Six Months ended December 31, 2016
Stock options	559,969
Restricted common stock	42,625
Common stock warrants	4,224,573
Total	4,827,167

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2016	June 30, 2016
Research and development	$14,700	$17,600
Insurance	155,100	346,100
Biotechnology tax credit receivable	232,000	231,900
Legal	166,400	171,100
Other	10,800	31,400

Total	$579,000	$798,100

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

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consist of the following (rounded to nearest $00):

	Useful lives	December 31, 2016	June 30, 2016
Computer and Software	3 years	$47,400	$48,200
Furniture and Fixtures	7 years	187,200	160,000
Leasehold Improvements	7 years	386,900	386,900
Total		$621,500	$595,100
Less accumulated depreciation		(106,600)	(63,700)
Fixed Assets, Net		$514,900	$531,400

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2016	June 30, 2016
Research and development	$49,300	$49,300
Professional fees	112,700	310,000
Accrued vacation	65,000	66,700
Board fees	225,000	150,000
Other	20,500	58,900
Total	$472,500	$634,900

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum.

In June 2015, the Company entered into a note for approximately $263,800 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.8% per annum. This note has been paid in full.

At December 31, 2016 and June 30, 2016, the note payable outstanding balances were approximately $110,000 and $273,700, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

The estimated fair value of the derivative liabilities included B warrants and agent warrants that have a down-round protection provision was calculated with the Black-Scholes Option pricing model. The following is a summary of the assumptions used in the valuation model of the derivative liabilities at December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$1.09	$2.28
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (2)	1.47%	0.71%
Expected life in years	2.44	2.95
Expected volatility (3)	108%	75%
Expected dividend yields (4)	None	None

(1)	Quoted market value of the common stock, reflects a one-for-five reverse stock split.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s stock at December 31, 2016 and the Company’s peer group at June 30, 2016.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 8 – STOCKHOLDERS’ EQUITY

Exercise of warrants for non-cash

During the six months ended December 31, 2015, the Company issued approximately 1,094,000, shares of common stock resulting from the exercise on a non-cash basis of approximately 1,138,000 warrants.

Common stock issued for services

During the six months ended December 31, 2016 and 2015, the Company issued zero and 46,664 shares of common stock for consulting services, respectively, that had a fair market of approximately zero and approximately $180,800 , respectively, based upon the stock price at the date of issuances. The Company recorded stock-based compensation to general and administrative expense.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS EQUITY (continued)

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At December 31, 2016, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2016, 963,162 shares were available for future grants under the Plan.

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

The company did not grant any options during the six months ended December 31, 2016.

At December 31, 2016, the Company has unrecognized stock-based compensation expense of approximately $862,700 related to unvested stock options over the weighted average remaining service period of 2.1 years.

A summary of the changes in options during the six months ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	642,204	$6.41	7.7	$21,500
Forfeited	(82,232)	6.41	-	$-
Outstanding and expected to vest at December 31, 2016	559,972	$6.41	7.2	$-
Options exercisable at December 31, 2016	383,202	$5.79	8.04	$-

For the six-month period ended December 31, 2016, the Company did not grant any stock options. For the six-month period ended December 31, 2015 the Company granted 77,295 options to purchase common stock. The options have a ten year term and an excise price ranging between $3.45 and $8.45 per share. 25% of options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following three years. Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the six months ended December 31, 2015:

For the Six Months Ended December 31,
2015
Risk free interest rate	1.7%
Dividend yield	0%
Volatility	74%
Expected term (in years)	6.25

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS EQUITY (continued)

Restricted stock

A summary of the changes in restricted stock awards during the six months ended December 31, 2016, is as follows:

	Number of Shares	Weighted Average Price Per Share
Unvested restricted stock awards at June 30, 2016	49,625	14.10
Forfeited	(7,000)	13.45
Outstanding and expected to issue at December 31, 2016	42,625	14.21

There were no restricted stock awards granted during the six months ended December 31, 2016. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $140,000 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 1.8 years. During the six months ended December 31, 2016, the Company issued 875 shares in relation to vested restricted stock and 4,000 were vested and are to be issued.

Warrants

There are no changes to outstanding warrants during the six months ended December 31, 2016. There were no common stock warrants granted by the Company during the six months ended December 31, 2016 and 2015.

At December 31, 2016, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2016, the aggregate intrinsic value of warrants that have vested and outstanding is approximately $729,000.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 (rounded to nearest $00):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Research and development	$21,500	52,200	$64,100	104,500
General and administrative	110,500	235,500	240,000	466,700
Total	$132,000	287,700	$304,100	571,200

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Sublease

On March 10, 2016 and effective as of January 1, 2016, the Company entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated income statements. During the year ended June 30, 2016, the Company received and recorded a lease deposit of approximately $40,000 in long-term liabilities.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.  Except as disclosed below, the Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations or financial position or cash flows. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

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

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1692(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Court granted Relmada’s motion to amend on September 27, 2016, which mooted the pending motion to dismiss the amended complaint. Shortly thereafter, on September 29, 2016, the Court granted Defendants’ motion to transfer venue to the U.S. District Court for the Southern District of New York (the “SDNY Court”). Relmada filed its second amended complaint on or about October 5, 2016, the same date on which the Lawsuit was officially transferred to the SDNY Court.

The SDNY Court held an initial pretrial conference on October 21, 2016 during which it set a briefing schedule for Defendants’ contemplated motion to dismiss. During the conference, Defendants’ counsel represented that Defendants have no pending counterclaims against Relmada as of that time. As of January 6, 2017, Defendants’ motion to dismiss was fully briefed and submitted to the SDNY Court for decision.

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

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1692(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Court granted Relmada’s motion to amend on September 27, 2016, which mooted the pending motion to dismiss the amended complaint. Shortly thereafter, on September 29, 2016, the Court granted Defendants’ motion to transfer venue to the U.S. District Court for the Southern District of New York (the “SDNY Court”). Relmada filed its second amended complaint on or about October 5, 2016, the same date on which the Lawsuit was officially transferred to the SDNY Court.

The SDNY Court held an initial pretrial conference on October 21, 2016 during which it set a briefing schedule for Defendants’ contemplated motion to dismiss. During the conference, Defendants’ counsel represented that Defendants have no pending counterclaims against Relmada as of that time. As of January 6, 2017, Defendants’ motion to dismiss was fully briefed and submitted to the SDNY Court for decision.

Leases and Sublease

On October 1, 2015, the Company commenced a lease with a term of seven years and three months for office space in a building in New York City. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense for the three and six months ended December 31, 2016 was $82,461 and $164,923, respectively.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years
Office lease	$2,108,785	$352,172	$671,543	$1,085,070	$-
Note payable	110,033	110,033	-	-	-
Total obligations	$2,218,818	$462,205	$671,543	$1085,070	$-

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016 ~~.~~ The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments.

Letter Of Credit

The Company has an outstanding letter of credit of approximately $392,600 in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount which is included in other assets at December 31, 2016 and June 30, 2016. On the second anniversary of the lease commencement date, the letter of credit will be reduced to approximately $234,400. In October 2022, the letter of credit will be reduced to approximately $156,000.

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

BUSINESS OVERVIEW

Relmada Therapeutics is a clinical-stage, publicly traded biotechnology company developing new chemical entities (NCEs) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (CNS) diseases – primarily depression and chronic pain. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential CNS pathological conditions. We have completed Phase I single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II program in treatment-resistant depression (TRD).

In addition to the clinical development of d-Methadone, we are focused on advancing three additional products combining proven drug candidates with novel delivery methods to create new drugs and/or indications through the 505(b)(2) regulatory pathway. Product development plans for some of our products, such as BuTab, require the completion of a Phase I program before entering Phase III pivotal clinical trials using the 505(b)(2) regulatory pathway, subject to U.S. Food and Drug Administration (FDA) approval.

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

Planned Phase II Program for d-Methadone

Combined with the results of our Phase I studies, the encouraging results of in vivo and in vitro studies support our belief that d-Methadone warrants further evaluation in a Phase II program as a rapidly acting, oral agent for the treatment of depression. Relmada filed an Investigational New Drug (“IND”) application for the Phase II program with the FDA before the end of December 2016, which was accepted on January 25, 2017. The Company expects to initiate the Phase IIa portion of the trial during the first half of 2017 with topline results available in 2018.

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

Relmada is developing LevoCap ER under the 505(b)(2) regulatory pathway. Following an exchange of correspondence and meeting with the FDA in January 2017, we have defined a path forward for the Phase III clinical plan for LevoCap ER and new drug application (NDA) filing.

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

Results of Operations

For the Three Months Ended December 31, 2016 versus December 31, 2015

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015	Increase (Decrease)
Operating Expenses
General and administrative	$1,282,296	$3,604,109	(2,321,813)
Research and development	254,105	2,118,204	(1,864,099)
Total	$1,536,401	5,722,313	(4,185,912)

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2016 was approximately $1,282,000 compared to $3,604,000 for the three months ended December 31, 2015, a decrease of $2,322,000. The decrease largely resulted from a combination of a decrease in legal costs associated with the litigation proceeding with Laidlaw and outside services of approximately $1,600,000, decrease in salaries and benefits of $485,000 and a decrease in investor relations of $180,000.

Research and Development Expense

Research and development expense for the three months ended December 31, 2016 was approximately $254,000 compared to $2,118,000 for the three months ended December 31, 2015, a decrease of approximately $1,864,000. The decrease was driven by lower clinical trial expenses of $1,720,000, and a decrease in R&D salaries and outside services of approximately $140,000.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of approximately $449,000 for the three months ended December 31, 2016, as compared to a non-cash unrealized gain of $3,262,000 for the comparable period in 2015.

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

Net Loss per Common Share

The loss for the Company for the three months ended December 31, 2016 and 2015 was approximately $1,031,000 and $2,461,000, respectively. The Company had net loss of $(0.09) and $(0.22) per basic and diluted weighted average common share for the three months ended December 31, 2016 and 2015, respectively.

Results of Operations

For the Six Months Ended December 31, 2016 versus December 31, 2015

	Six Months Ended	Six Months Ended
	December 31, 2016	December 31, 2015	Increase (Decrease)
Operating Expenses
General and administrative	$2,534,740	$5,368,122	(2,833,382)
Research and Development	618,257	4,983,790	(4,365,533)
Total	$3,152,997	10,351,912	(7,198,915)

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2016 was approximately $2,535,000 compared to $5,368,000 for the six months ended December 31, 2015, a decrease of $2,833,000. The decrease largely resulted from a combination of decrease in legal associated with the litigation proceeding with Laidlaw and outside services of approximately $1,730,000, decrease in salaries and benefits of $800,000 and a decrease in investor relations of $300,000.

Research and Development Expense

Research and development expense for the six months ended December 31, 2016 was approximately $618,000 compared to $4,984,000 for the six months ended December 31, 2015, a decrease of approximately $4,366,000. The decrease was driven by lower clinical trial expenses of $4,200,000, and a decrease in R&D salaries and outside services of approximately $200,000.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of approximately $369,000 for the six months ended December 31, 2016, as compared to a non-cash unrealized gain of $12,555,000 for the comparable period in 2015.

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

Net Loss per Common Share

The net (loss) income for the Company for the six months ended December 31, 2016 and 2015 was approximately $(2,671,000) and $2,202,000 respectively. The Company had net (loss) income of $(0.22) and $0.20 per basic weighted average common share for the six months ended December 31, 2016 and 2015, respectively. The Company had net (loss)income of $(0.22) and $0.19 diluted weighted average common share for the six months ended December 31, 2016 and 2015, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to December 31, 2016 of approximately $ (82,506,000). We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at December 31, 2016, of $4,714,000, the Company can fund future operations until the end of the calendar year 2017. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Cash used in operating activities	$(3,595,016)	$(6,690,999)
Cash used in investing activities	(27,261)	(476,105)
Cash used in financing activities	(163,637)	(175,219)
Net decrease in cash and cash equivalents	$(3,785,914)	$(7,342,323)

For the six months ended December 31, 2016, cash used in operating activities was $3,595,016 primarily due to the loss from operations for the six months ended December 31, 2016 of $2,671,410 and a decrease in both accounts payable and accrued expenses, partially offset by non-cash item including stock-based compensation expenses and depreciation expense.

For the six months ended December 31, 2015, cash used in operating activities was $6,690,949 primarily due to the change in the fair value of the derivative liability for the six months ended December 31, 2015 of $12,555,319, and the decrease in accounts payable partially offset by non-cash items including stock-based compensation expenses, common stock issued for services and depreciation expense, in addition to the increase in accured expense of $1,080,480.

For the six months ended December 31, 2016 and 2015 cash used in investing activities was $27,261 and $476,105, respectively, due to purchases of fixed assets.

Net cash used in financing activities for the six months ended December 31, 2016 and 2015 was $163,637 and $175,219, respectively. The payments were related to a note for directors’ and officers’ insurance policy.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2016 and June 30, 2016, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 9 in our Annual Report on Form 10-K for the year ended June 30, 2016 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2016 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2016, Relmada moved for leave to amend the complaint for a second time to allege additional claims against Defendants, including defamation/business disparagement, defamation per se, tortious interference with prospective economic advantage, violations of sections 1962(c) and 1692(d) of the Racketeer Influenced and Corrupt Organizations Act, and violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Court granted Relmada’s motion to amend on September 27, 2016, which mooted the pending motion to dismiss the amended complaint. Shortly thereafter, on September 29, 2016, the Court granted Defendants’ motion to transfer venue to the U.S. District Court for the Southern District of New York (the “SDNY Court”). Relmada filed its second amended complaint on or about October 5, 2016, the same date on which the Lawsuit was officially transferred to the SDNY Court.

The SDNY Court held an initial pretrial conference on October 21, 2016 during which it set a briefing schedule for Defendants’ contemplated motion to dismiss. During the conference, Defendants’ counsel represented that Defendants have no pending counterclaims against Relmada as of that time. As of January 6, 2017, Defendants’ motion to dismiss was fully briefed and submitted to the SDNY Court for decision.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

10.1	Amendment No. 2 to Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: February 10, 2017	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Executive Officer and Principal Executive Officer)

	By:	/s/ Michael Becker
Michael Becker
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)