Form 10-Q
period 2017-03-31
RELMADA THERAPEUTICS, INC.
filed 2017-05-15
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒   Yes     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes     ☒   No

As of May 15, 2017, there were 12,039,912 shares of common stock outstanding.

Relmada Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$2,756,608	$8,500,207
Prepaid expenses	486,903	798,094
Total current assets	3,243,511	9,298,301

Fixed assets, net	511,824	531,348
Other assets	415,004	414,355

Total assets	$4,170,339	$10,244,004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$335,431	$1,259,711
Accrued expenses	586,442	634,853
Notes payable	27,583	273,670
Derivative liabilities	279,430	892,503

Total current liabilities	1,228,886	3,060,737

Other long-term liabilities	139,421	140,914

Total liabilities	1,368,307	3,201,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, and no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,039,912 and 12,035,037 shares issued and outstanding, respectively	12,039	12,035
Additional paid-in capital	86,539,831	86,127,252
Accumulated deficit	(83,749,838)	(79,096,934)

Total stockholders’ equity	2,802,032	7,042,353

Total liabilities and stockholders’ equity	$4,170,339	$10,244,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Operating expenses:
Research and development	$490,691	$609,121	$1,108,948	$5,592,911
General and administrative	1,792,261	2,137,967	4,327,001	7,520,189
Total operating expenses	2,282,952	2,747,088	5,435,949	13,113,100
Loss from operations	(2,282,952)	(2,747,088)	(5,435,949)	(13,113,100)

Other income (expenses):
Change in fair value of derivative liabilities	244,075	831,971	613,073	13,387,290
Net interest income (expense)	473	778	(756)	(149)
Other income	56,910	54,559	170,728	68,659
Total other income (expenses)	301,458	887,308	783,045	13,455,800
Net (loss) income	$(1,981,494)	$(1,859,780)	$(4,652,904)	$342,700

Net (loss) income per common share - basic	$(0.16)	$(0.15)	$(0.39)	$0.03
Net (loss) income per common share - diluted	$(0.16)	$(0.15)	$(0.39)	$0.03

Weighted average common shares outstanding:
Basic	12,035,912	12,003,789	12,035,720	11,457,789
Diluted	12,035,912	12,003,789	12,035,720	12,137,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net (loss) income	$(4,652,904)	$342,700
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	67,012	33,478
Common stock issued for services	-	204,534
Stock-based compensation	412,583	847,757
Change in fair value of derivative liabilities	(613,073)	(13,387,290)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	310,542	1,059,300
Accounts payable	(924,280)	(91,125)
Accrued expenses	(48,411)	563,426
Other long-term liabilities	(1,493)	108,985
Net cash used in operating activities	(5,450,024)	(10,318,235)

Cash flows from investing activities
Purchase of fixed assets	(47,488)	(539,213)
Net cash used in investing activities	(47,488)	(539,213)

Cash flows from financing activities
Principal payments of note payable	(246,087)	(263,752)
Net cash used in financing activities	(246,087)	(263,752)
Net decrease in cash and cash equivalents	(5,743,599)	(11,121,200)
Cash and cash equivalents at beginning of the period	8,500,207	22,469,960

Cash and cash equivalents at end of the period	$2,756,608	$11,348,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2017	2016

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,651	$2,655

Non-cash investing and financing transactions:
Financing of insurance premiums by issuance of note payable	$-	$263,752
Conversion of Class A convertible preferred stock to common stock	$-	$72
Issuances of common stock resulting from cashless exercise of warrants	$-	$1,094

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $5,450,024 for the nine months ended March 31, 2017 and accumulated losses of $83,749,838 from inception through March 31, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and June 30, 2016:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2017
Derivative liabilities - warrant instruments	$-	$-	$279,430	$279,430

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Derivative liabilities - warrant instruments	$-	$-	$892,503	$892,503

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months Ended
	March 31,	March 31,
	2017	2016
Beginning balance	$892,503	$14,001,369
Change in fair value of derivative liabilities	(613,073)	(13,387,290)
Ending balance	$279,430	$614,079

Derivatives

All derivatives are recorded at fair value on the balance sheet date. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2017 and June 30, 2016, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various states and a local income tax returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2017 and June 30, 2016. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are for the year ended June 30, 2012 and all subsequent years.

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

For the three months ended March 31, 2017 and 2016 and for the nine months ended March 31, 2017, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the nine months ended March 31, 2016:

	Nine months ended March 31, 2016
	Net		Per Share
	Income	Shares	Amount
Basic EPS	$342,700	11,457,789	$0.03
Dilutive effect of exercise of options		2,530	(0.00)
Dilutive effect of warrants	-	669,449	(0.00)
Restricted common stock	-	7,750	-
Diluted EPS	$342,700	12,137,518	$0.03

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three and nine months ended March 31, 2017, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

Three and Nine Months ended March 31, 2017
Stock options	559,972
Restricted common stock	42,625
Common stock warrants	4,224,573
Total	4,827,170

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Companies may not apply a full retrospective transition approach. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2017	June 30, 2016
Research and development	$18,600	$17,600
Insurance	73,100	346,100
Biotechnology tax credit receivable	231,900	231,900
Legal	120,700	171,100
Other	42,600	31,400

Total	$486,900	$798,100

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

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consist of the following (rounded to nearest $00):

	Useful lives	March 31, 2017	June 30, 2016
Computer and Software	3 years	$48,100	$48,200
Furniture and Fixtures	7 years	206,800	160,000
Leasehold Improvements	7 years	386,900	386,900
Total		$641,800	$595,100
Less accumulated depreciation		(130,000)	(63,700)
Fixed Assets, Net		$511,800	$531,400

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following (rounded to nearest $00):

	March 31, 2017	June 30, 2016
Research and development	$49,300	$49,300
Professional fees	99,300	310,000
Accrued vacation	68,200	66,700
Legal expense	326,600	-
Board fees	24,600	150,000
Other	18,400	58,900
Total	$586,400	$634,900

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

At March 31, 2017 and June 30, 2016, the note payable outstanding balances were approximately $27,600 and $273,700 respectively.

NOTE 7 - DERIVATIVE LIABILITIES

The estimated fair value of the derivative liabilities included B warrants and agent warrants that have a down-round protection provision was calculated with the Black-Scholes Option pricing model. The following is a summary of the assumptions used in the valuation model of the derivative liabilities at March 31, 2017 and June 30, 2016:

	March 31,	June 30,
	2017	2016
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$0.90	$2.28
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (2)	1.27%	0.71%
Expected life in years	2.19	2.95
Expected volatility (3)	106%	75%
Expected dividend yields (4)	None	None

(1)	Quoted market value of the common stock, reflects a one-for-five reverse stock split.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s stock at March 31, 2017 and the Company’s peer group at June 30, 2016.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 8 - STOCKHOLDERS’ EQUITY

Exercise of warrants for non-cash

During the nine months ended March 31, 2016, the Company issued approximately 1,094,000, shares of common stock resulting from the exercise on a non-cash basis of approximately 1,138,000 warrants.

Common stock issued for services

During the nine months ended March 31, 2017 and 2016, the Company issued zero and 63,329 shares of common stock for consulting services, respectively, that had a fair market of $0 and approximately $204,500, respectively, based upon the stock price at the date of issuances. The Company recorded stock-based compensation to general and administrative expense.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 4,111,769. At March 31, 2017, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2017, 3,509,172 shares were available for future grants under the Plan.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS EQUITY (continued)

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The price of common stock prior to the Company being public was determined from a third party valuation. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based upon its peer group through June 30, 2016. Effective July 1, 2016, the Company began utilizing its own historical volatility on a prospective basis. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for stock-based compensation in its option-pricing model. The Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

On February 13, 2017, Mr. Becker, the Company’s Chief Financial Officer, resigned and entered into a consulting agreement with the Company to provide financial, investor, digital media, and public relations services for the Company. As a result of Mr. Becker’s change from an employee to a consultant, his options and shares of restricted stock outstanding on such date continue to vest pursuant to the awards’ original terms and were reclassified as non-employee awards. The fair value of the awards will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed.

The company did not grant any options during the nine months ended March 31, 2017.

At March 31, 2017, the Company has unrecognized stock-based compensation expense of approximately $546,600 related to unvested stock options over the weighted average remaining service period of 1.9 years.

A summary of the changes in options during the nine months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	642,204	$6.41	7.7	$21,500
Forfeited	(82,232)	$6.41	-	$-
Outstanding at March 31, 2017	559,972	$6.41	6.9	$-
Options exercisable at March 31, 2017	407,645	$5.89	6.6	$-

For the nine-month period ended March 31, 2017, the Company did not grant any stock options. For the nine-month period ended March 31, 2016, the Company granted three directors 77,295 options to purchase common stock. The options have a ten-year term and an excise price ranging between $3.45 and $8.45 per share. 25% of options vest on the one year anniversary of the grant date and the remaining options vest quarterly over the following three years. The fair value of the options at the grant date was $2.28 to $5.59 per share using the Black-Scholes Option pricing model. During the nine months ended March 31, 2016, the Company also granted employees options to purchase 29,500 shares of common stock in aggregate. The options have a ten-year term and exercise prices of $1.55 per share. 6.25% of the options vest quarterly over the following 4 years. The fair value of the options at the grant date was approximately $1.08 per share using the Black-Scholes Option pricing model. Following is the Black-Scholes option pricing model assumptions used to determine the fair value of options granted during the nine months ended March 31, 2016:

For the Nine Months Ended March 31,
2016
Risk free interest rate	1.4 to 1.7%
Dividend yield	0%
Volatility	74 to 80%
Expected term (in years)	6.25

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS EQUITY (continued)

Restricted stock

A summary of the changes in restricted stock awards during the nine months ended March 31, 2017, is as follows:

	Number of Shares	Weighted Average Price Per Share
Unvested restricted stock awards at June 30, 2016	49,625	14.10
Forfeited	(7,000)	13.45
Outstanding at March 31, 2017	42,625	14.21

There were no restricted stock awards granted during the nine months ended March 31, 2017. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $7,170 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 1.6 years. During the nine months ended March 31, 2017, the Company issued 4,875 shares in relation to vested restricted stock and 1,250 were vested and are to be issued.

Warrants

There are no changes to outstanding warrants during the nine months ended March 31, 2017. There were no common stock warrants granted by the Company during the nine months ended March 31, 2017 and 2016.

At March 31, 2017, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At March 31, 2017, the aggregate intrinsic value of warrants that have vested and outstanding is approximately $602,000.

The following summarizes the components of stock-based compensation expense which includes stock options, warrants and restricted stock in the consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 (rounded to nearest $00):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Research and development	$21,200	51,800	$85,300	156,300
General and administrative	87,300	224,700	327,300	691,400
Total	$108,500	276,500	$412,600	847,700

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

Lawsuit Brought by a Former Officer

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

Proceeding with Laidlaw

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

Legal (continued)

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

In connection with the above matters, the Company recorded a litigation reserve of approximately $275,000 during the quarter ended March 31, 2017.

Leases and Sublease

On October 1, 2015, the Company commenced a lease with a term of seven years and three months for office space in a building in New York City. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense for the three and nine months ended March 31, 2017 was $82,461 and $247,384, respectively.

Contractual Obligations

The following table sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$2,018,808	$344,434	$676,959	$997,415	$-
Note payable	27,585	27,585	-	-	-
Total obligations	$2,046,393	$372,019	$676,959	$997,415	$-

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7 th Floor, New York, NY 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments.

Letter Of Credit

The Company has an outstanding letter of credit of approximately $392,600 in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount which is included in other assets at March 31, 2017 and June 30, 2016. On the second anniversary of the lease commencement date, the letter of credit will be reduced to approximately $234,400. In October 2022, the letter of credit will be reduced to approximately $156,000.

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

On April 13, 2017, we announced that the FDA granted Fast Track designation for d-Methadone (REL-1017 dextromethadone) for the adjunctive treatment of major depressive disorder. Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The purpose, according to the FDA, is to get important new drugs to the patient earlier. Drugs that receive Fast Track designation may be eligible for more frequent meetings and written communications with the FDA, accelerated review and priority approval, and rolling New Drug Application review.

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

LevoCap ER is the first product candidate utilizing SECUREL, Relmada’s proprietary abuse deterrent extended release technology for opioid drugs. SECUREL dosage forms cannot be easily crushed for inhalation or to obtain rapid euphoria from high blood levels when swallowed. It is also exceedingly difficult for intravenous abusers to extract the active drug from the dosage form using common solvents, including alcohol.

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

Results of Operations

For the Three Months Ended March 31, 2017 versus March 31, 2016

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016	Decrease
Operating Expenses
General and administrative	$1,792,261	$2,137,967	(345,706)
Research and development	490,691	609,121	(118,430)
Total	$2,282,952	2,747,088	(464,136)

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2017 was $1,792,261 compared to $2,137,967 for the three months ended March 31, 2016, a decrease of $345,706. The decrease largely resulted from wages and benefit decrease of $250,000 with reduction in staffing and a $100,000 reduction in marketing and investor relations expenditures.

Research and Development Expense

Research and development expense for the three months ended March 31, 2017 was $490,691 compared to $609,121 for the three months ended March 31, 2016, a decrease of approximately $118,430. The decrease was driven by reduction of $190,000 in R&D outsourced services and a reduction of $150,000 in wages and benefits. These reductions were partially offset by $149,000 R&D tax credit which was recognized in the prior period which didn’t repeat in 2017.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of $244,075 for the three months ended March 31, 2017, as compared to a non-cash unrealized gain of $831,971 for the comparable period in 2016.

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

Net Loss

The loss for the Company for the three months ended March 31, 2017 and 2016 was $1,981,494 and $1,859,780, respectively. The Company had a net loss of $(0.16) and $(0.15) per basic and diluted weighted average common share for the three months ended March 31, 2017 and 2016, respectively.

For the Nine Months Ended March 31, 2017 versus March 31, 2016

	Nine Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2016	Decrease
Operating Expenses
General and administrative	$4,327,001	$7,520,189	(3,193,188)
Research and Development	1,108,948	5,592,911	(4,483,963)
Total	$5,435,949	13,113,100	(7,677,151)

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2017 was $4,327,001 compared to $7,520,189 for the nine months ended March 31, 2016, a decrease of $3,193,188. The decrease largely resulted from $1,900,000 reduction in legal and legal litigation, a decrease of wages and benefits of approximately $640,000 due to staff reduction, and reduction in stock based compensation of $435,000.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2017 was $1,108,948 compared to $5,592,911 for the nine months ended March 31, 2016, a decrease of $4,483,963. The decrease largely resulted from $4,000,000 reduction in R&D project expense and a decrease of wages and benefits of approximately $400,000 due to staff reduction.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of $ 613,073 for the nine months ended March 31, 2017, as compared to a non-cash unrealized gain of $13,387,290 for the comparable period in 2016.

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

Net (Loss) Income

The net (loss) income for the Company for the nine months ended March 31, 2017 and 2016 was approximately $(4,652,904) and net income of $342,700 respectively. The Company had net (loss) income of $(0.39) and $0.03 per basic and diluted weighted average common share for the nine months ended March 31, 2017 and 2016, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to March 31, 2017 of approximately $83,750,000. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $5,450,024 for the nine months ended March 31, 2017 and accumulated losses of $83,749,838 from inception through March 31, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Cash used in operating activities	$(5,450,024)	$(10,318,235)
Cash used in investing activities	(47,488)	(539,213)
Cash used in financing activities	(246,087)	(263,752)
Net decrease in cash and cash equivalents	$(5,743,599)	$(11,121,200)

For the nine months ended March 31, 2017, cash used in operating activities was $5,450,024 primarily due to the loss from operations for the nine months ended March 31, 2017 of $4,652,904 and a decrease in both accounts payable and accrued expenses, partially offset by non-cash item including stock-based compensation expenses and depreciation expense.

For the nine months ended March 31, 2016, cash used in operating activities was $10,318,235 primarily due to the loss from operations for the nine months ended March 31, 2016 of $13,113,100, partially offset by non-cash items including stock-based compensation expenses, common stock issued for services, and depreciation expense.

For the nine months ended March 31, 2017 and 2016, cash used in investing activities was $47,488 and $539,213, respectively, due to purchases of fixed assets.

Net cash used in financing activities for the nine months ended March 31, 2017 and 2016 was $246,087 and $263,752, respectively. The payments were related to a note for directors’ and officers’ insurance policy.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2017, and June 30, 2016, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 10 in our Annual Report on Form 10-K for the year ended June 30, 2016 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2017 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our unaudited consolidated financial statements:

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

Sales of our common stock through Cantor Fitzgerald & Co. (“CF”), if any, will be made on a National Exchange such as NASDAQ or the NYSE MKT LLC, on any other existing trading market for the common stock or to or through a market maker. Subject to the terms and conditions of the Sales Agreement. CF will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay to CF in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock.  We have also provided CF with customary indemnification rights.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In connection with the above matters, the Company recorded a litigation reserve of approximately $275,000 during the quarter ended March 31, 2017.

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

Date: May 15, 2017	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

