Form 10-K
period 2017-06-30
RELMADA THERAPEUTICS, INC.
filed 2017-09-28
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: __________

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Third Avenue, 9th Floor

New York, NY 10017

(Address of principal executive offices)(Zip Code)

(212) 547-9591

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Market Where Traded
Common Stock ($.001 par value)	OTCQB

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer Emerging Growth Company	☐ ☐	Smaller reporting company	☒

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

As of December 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,029,307 million based on the closing price as reported on the OTCQB.

As of September 28, 2017, there are 12,545,120 shares of common stock, $0.001 par value per share outstanding.

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

Business Overview

Relmada Therapeutics is a clinical-stage, publicly traded biotechnology company developing new chemical entities (“NCEs”) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (“CNS”) diseases. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (“NMDA”) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

Following the results of three P1 clinical studies and additional three pre-clinical predictive model of antidepressant activity for dextromethadone, we performed a pipeline prioritization and strategic review of our business and we emerged with clear priorities as a research and clinical development company. We identified dextromethadone as the most promising clinical program on which we will focus the majority of our development efforts going forward. We believe that this refined strategy will drive Relmada’s long-term success and support the development of the legacy pipeline, through direct development or selected partnerships.

As we continue the development of d-Methadone, we are seeking strategic partnerships with established healthcare companies to pursue further development, regulatory approval and commercialization of our remaining pipeline programs. We do not expect to manufacture finished products in-house, nor conduct direct or indirect sales of products which may allow the Company to avoid significant capital investment in production facilities and sales and marketing teams. It is difficult to predict whether we will be able to enter into beneficial commercial partner relationships with recognized healthcare companies.

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, pain, and/or other potential conditions affecting the brain functions. We have completed three Phase I single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II study in treatment-resistant depression (“TRD”).

Our four development projects are briefly described below:

d-Methadone (dextromethadone, REL-1017) and Treatment-Resistant Depression (TRD)

Background

In 2014, the National Institute of Mental Health (“NIMH”) estimated that 15.7 million adults aged 18 or older in the United States had at least one major depressive episode in the past year. Overall, only about half of Americans diagnosed with major depression in a given year receive treatment. Of those receiving treatment with as many as four different standard antidepressants, 33% of drug-treated depression patients do not achieve adequate therapeutic benefits according to the Sequenced Treatment Alternatives to Relieve Depression (STAR*D) trial published in the American Journal of Psychiatry. Accordingly, we believe that approximately 3 million patients with such treatment-resistant depression (TRD) are in need of new treatment options.

In addition to the high failure rate, none of the marketed products for depression can demonstrate rapid antidepressant effects and most of the products take several weeks to show effectiveness. The urgent need for improved, faster acting antidepressant treatments is underscored by the fact that severe depression can be life-threatening, due to heightened risk of suicide.

Recent studies have shown that ketamine, a drug known previously as an anesthetic, can lift depression in many patients within hours. However, it is unlikely that ketamine itself will become a practical treatment for most cases of depression. It must be administered through intravenous infusion, requiring a hospital setting, and more importantly can potentially trigger adverse side effects including psychedelic symptoms (hallucinations, memory defects, panic attacks), nausea/vomiting, somnolence, cardiovascular stimulation and, in a minority of patients, hepatoxicity. Ketamine also hasn’t been thoroughly studied for long-term safety and effectiveness, and the U.S. Food and Drug Administration (“FDA”) hasn’t approved it to treat depression.

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

Summary

The safety data from two Company-funded d-Methadone Phase 1 clinical safety studies and a third study conducted by researchers at Memorial Sloan-Kettering Cancer Center indicate that d-Methadone was safe and well tolerated in healthy subjects at all doses tested.

In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-Methadone to determine the maximum tolerated dose, defined as the highest dose devoid of significant opioid- or ketamine-like adverse events. In the MAD study, healthy subjects received daily oral doses of d-Methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, we reported that d-Methadone demonstrated a safe profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore even higher single doses of d-Methadone. In June 2015, the Company successfully completed the SAD study and subsequently received a No Objection Letter (“NOL”) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-Methadone with a favorable side effect and tolerability profile. The data from these studies will inform the design of a subsequent Phase II proof-of-concept study in patients with depression and/or other suitable indications.

d-Methadone In Vivo Study for Depression

In May 2016, we announced the results of an in vivo study showing that administration of d-Methadone results in antidepressant-like effects in a well-validated treatment model, known as the forced swim test (“FST”), providing preclinical support for its potential as a novel treatment of depression.

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

Levorphanol is a potent opioid analgesic first introduced in the U.S. around 1953 for the treatment of moderate to severe pain where an opioid analgesic is appropriate. It is currently available as an immediate release (short-acting opioid), non-abuse deterrent formulation produced by Sentynl Therapeutics, Inc. However, extended-release (long-acting opioid) agents may be preferable due to better patient adherence, less dose-watching, and result in improved sleep.

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

Relmada is developing LevoCap ER under the 505(b)(2) regulatory pathway. Following an exchange of correspondence and meeting with the FDA in January 2017, we have defined a path forward for the Phase III clinical plan for LevoCap ER and new drug application (“NDA”) filing. As a result of our budget and pipeline prioritization effort, at this time we do not plan to advance LevoCap ER into any further clinical studies.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. Research and development expense for the year ended June 30, 2017 and the year ended June 30, 2016, was approximately $1,293,500 and $6,206,700, respectively.

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

Part of our strategy is the utilization of FDA’s 505(b)(2) new drug application process, (“NDA”) for approval. The 505(b)(2) NDA is one of three FDA drug approval pathways and represents an appealing regulatory strategy for many companies. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the Federal Food, Drug, and Cosmetic Act. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $6,287,000 and $2,975,000 for the years ended June 30, 2017 and June 30, 2016, respectively. At June 30, 2017, we have an accumulated deficit of approximately $85,383,000.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of CNS markets and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of depression. We have assembled a management team along with both scientific and business advisors, including recognized experts in the fields of depression, with significant industry and regulatory experience to lead and execute the development and commercialization of d-Methadone.

We plan to further develop our novel, proprietary drug products via the 505(b)(2) development pathway and also to gain exclusivity under the Hatch-Waxman Act for new indications and also orphan drug designation in certain indications. We plan to also generate intellectual property (“IP”) that will further protect our products from competition. As the drug d-Methadone is not an already approved product by the FDA, the regulatory pathway to approval will be the more traditional NDA development, which may consist of conducting a full clinical development program. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value. We will continue to outsource development of our products, while retaining scientific, operational and financial oversight and control.

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

Market Opportunity

We believe that the market for addressing areas of high unmet medical need in the treatment of CNS diseases will continue to be large for the foreseeable future and that it will represent a sizable revenue opportunity for Relmada. For example, the World Health Organization (“WHO”) has estimated that CNS diseases affect nearly 2 billion people globally, making up approximately 40% of total disease burden (based on disability adjusted life years), compared with 13% for cancer and 12% for cardiovascular disease. We also believe that each of our product candidates is designed to have value added features that will provide product related competitive advantages versus the existing drugs available on the market.

Depression

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. According to Research and Markets, every year more than 5 billion antidepressant prescriptions are written globally. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lily, Pfizer, GlaxoSmithKline and Forest Laboratories. Some of the popular drugs produced by these companies are Cymbalta® (Eli Lily) and Effexor® (Pfizer) and Pristiq® (Pfizer).

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

US Patent No. 6,008,258 filed 1/21/98, d-Methadone, a Nonopioid Analgesic, Cover US, Patent granted, estimated expiry in 2018.

Patent application 13/803,375 filed 3/14/13 as PCT. US application is allowed on 6/23/16. d-Methadone for the Treatment of Psychiatric Symptoms. This patent covers the use of d-methadone for the treatment of depression. Other countries are currently pending. Owned by Relmada. Estimated expiry in 2033.

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

Key Strengths

We believe that the key elements for our market success include:

●	A multiple product portfolio with a balanced risk reward profile: We have four products at various stages of development, and each has its own development risk profile and indication. Accordingly, management believes that we are well positioned to become a competitive player in a large unsatisfied market.

●	Products are differentiated and address significant unmet needs: All four lead development programs are well differentiated, value added CNS drugs that address significant unmet medical needs.

●	Scientific support of leading experts: Our scientific and business advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions. The group consists of individuals who have served as executives of leading national and international societies in depression, pain, and the FDA.

●	Substantial IP portfolio and market protection: Upon the approval of our filed patent applications for our products we will have secured an intellectual property portfolio comprised of several patents. In addition, some of our drugs have also been designated as Orphan Drugs by the FDA, thereby providing seven years of market exclusivity at launch.

●	Experienced management and advisors: We combine business expertise with what we believe is an internationally recognized research team. We believe our highly experienced drug development advisors provide us with a significant competitive advantage in designing highly efficient clinical programs with predictable regulatory outcomes.

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

In the field of new generation antidepressants focused on specifically blocking the NMDA receptor channel, our principal competitor is intranasal esketamine, an isomer of ketamine, currently in Phase III clinical trials sponsored by Johnson & Johnson subsidiary Janssen Pharmaceutica. Other potential competitors focused on modulation of the NMDA receptor at its glycine co-agonist site include Allergan plc, which is developing rapastinel (formerly GLYX-13) and NRX-1074 for treatment-resistant major depressive disorder (“MDD”). On August 28, 2015, Allergan acquired rapastinel and NRX-1074 from Naurex, Inc. in an all-cash transaction of $571.7 million, plus future contingent payments up to $1.15 billion. These two drug candidates are modified peptides and only one may be orally active (rapastinel is only administered intravenously; NRX-1074 is orally bioavailable). VistaGen Therapeutics, Inc. is developing AV-101, an orally available prodrug candidate that gains access to the CNS after systemic administration and is rapidly converted in the brain into its active metabolite, 7-chlorokynurenic acid (7-Cl-KYNA), a well-characterized, potent and highly selective antagonist of the NMDA receptor at the glycine co-agonist site. A Phase 2a clinical study of AV-101 in approximately 25 subjects with treatment-resistant MDD is being conducted and funded by the U.S. National Institute of Mental Health (NIMH) under a February 2015 Cooperative Research and Development Agreement (“CRADA”) with the NIMH.

The pain market has peculiar characteristics with regards to competition. While there are several products in development both in the narcotic and neuropathic pain space, the market history has shown that a new entry in the therapeutic area does not necessarily cannibalize existing products, but instead expands the market. The reasons behind this behavior can be found in the “opioid rotation” phenomena. As there is considerable variability in the efficacy and side effect response of patients to opioid analgesics, many patients rotate from one opioid to another, offering growth opportunity to new entries. In the case of the neuropathic pain indication, it is mostly the limited efficacy of the existing therapies that creates a strong demand for new entries, a model also supported by the considerable off-label use of opioids, tricyclic antidepressants, and NSAIDS in neuropathic pain.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of active pharmaceutical ingredients, excipients, controlled substances and finished pharmaceutical products such as those being developed by Relmada.

In the United States, the FDA regulates such products under the Federal Food, Drug and Cosmetic Act (“FDCA”), as amended and regulations pursuant to the FDCA.

The U.S. Drug Enforcement Agency (“DEA”), a division of the Department of Justice, administers the federal Controlled Substances Act (“CSA”) of 1970, as amended. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, import and export controls, labeling and packaging requirements, security controls, and a restriction on prescription refills on certain pharmaceutical products.

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

The U.S. Federal Trade Commission (“FTC”) and the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS”) also regulate certain pharmaceutical marketing practices. Thus, reimbursement practices of the HHS covering medicine and medical services are important to the success of our products.

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

Corporate Information

Our principal executive office is located at 750 Third Avenue, 9th Floor, New York, New York 10017 and our telephone number is (212) 547-9591. Our website address is www.relmada.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Annual Report. The information contained therein or connected thereto shall be deemed to be incorporated into this 10-K which it forms a part.

Employees

As of June 30, 2017, we have three (3) full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $85.4 million at June 30, 2017. The Company has cash and cash equivalents of approximately $1.71 million at June 30, 2017. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

The Company has cash and cash equivalents of approximately $1.71 million at June 30, 2017, which will not be sufficient to capitalize the development and commercialization of d-Methadone and we will need to continue to seek capital from time to time to continue the development beyond the initial Phase I and II clinical trials and to acquire and develop other product candidates. Our first product is not expected to be commercialized until at least 2019 and the revenues it will generate may not be sufficient to fund our ongoing operations. The Company believes that with current cash on hand it will be able to fund the Company’s operations until the end of the calendar year 2017. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our product candidates in or before the end of calendar year 2017. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred pain treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

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

On November 29, 2006, the FDA imposed a bold warning on the label of racemic methadone, a parent compound to our d-Methadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of d-Methadone we will likely have to conduct a specific study to evaluate the effects of d-Methadone on QTc interval prolongation. QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle. Drugs that prolong the corrected QT interval (QTc) are associated with an increased risk of serious disturbances in heart rhythm, leading to sudden death. QT interval studies can be extremely costly and there is no assurance that we will have funds to undertake such a study. In addition, even if we do a QT interval prolongation study in accordance with regulatory guidelines, there is no assurance that the results of the study will demonstrate an absence of QT interval prolongation with d-Methadone. An adverse safety outcome from such study could result in a similar bolded warning on the label of d-Methadone or in a decision not to approve d-Methadone, either one of which could have serious consequences for our continued operation.

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

US Patent No. 6,008,258 filed 1/21/98, d-Methadone, a Nonopioid Analgesic, Cover US, Patent granted, estimated expiry in 2018.

Patent application 13/803,375 filed 3/14/13 as PCT. US application is allowed on 6/23/16. d-Methadone for the Treatment of Psychiatric Symptoms. This patent covers the use of d-methadone for the treatment of depression. Other countries are currently pending. Owned by Relmada. Estimated expiry in 2033.

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer/interim Chief Financial Officer. If he terminates employment with us, such a departure would have a material adverse effect on our business.

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

Our securities are not actively traded, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital. There is a limited market for our securities. Accordingly, investors may therefore bear the economic risk of an investment in the Securities thereof, for an indefinite period of time. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. Our securities have not been registered under the Securities Act.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We do not own any property.

On June 6, 2017, the Company changed its corporate headquarters to 750 Third Avenue, 9 th Floor, New York, New York 10017 (the “Premises”). Pursuant to a Lease Agreement, dated May 2, 2017 (the “Lease Agreement”), between the Company and Regus Management Group, LLC, the Company occupies a portion of the 9th Floor at 750 Third Avenue, New York, NY 10017. The monthly rental fee for the Premises is $8,294 per month. The Lease Agreement expires on January 31, 2018.

On June 8, 2017, the Company also entered into an Amended and Restated License Agreement (the “License”) with Actinium for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, our former corporate headquarters. This agreement amends and restates the license agreement entered into between the parties on March 10, 2016. Pursuant to the terms of the License, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the Premises (the “FFE”). Actinium will pay to the Company a license fee of $7,529 per month. Actinium shall have at any time during the term of this Agreement the right to purchase the FFE. The term of the License is contemporaneous with the Lease.

We also lease an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, Pennsylvania 19422 for approximately $3,200 per month, expiring September, 2017. We entered into a sublease agreement through September 2016 whereby a tenant will be reimbursing us $2,350 for rent per month.

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations, financial position, or cash flows. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on OTCQB, under the symbol “RLMD”.

The following table shows, for the years ended June 30, 2017 and 2016, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service. These closing prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

For the Year Ended June 30, 2017	High	Low

Three months ended June 30, 2017	$1.23	$0.80
Three months ended March 31, 2017	$1.34	$0.70
Three months ended December 31, 2017	$1.45	$0.61
Three months ended September 30, 2017	$2.29	$1.30

For the Year Ended June 30, 2016	High	Low

Three months ended June 30, 2016	$3.75	$1.70
Three months ended March 31, 2016	$3.00	$1.35
Three months ended December 31, 2015	$4.30	$2.29
Three months ended September 30, 2015	$10.50	$4.35

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

Holders

As of June 30, 2017, 12,528,374 shares of common stock were issued and outstanding, which were held by 139 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of Class A convertible preferred stock outstanding. Our transfer agent is:

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the “Plan”) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. As of June 30, 2017, the Company has 3,509,172 awards available to be issued.

The following table summarizes our equity compensation plan information as of June 30, 2017.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	602,597	$5.58	3,509,172

Equity compensation plans not approved by security holders	-	-	-

Total	602,597	$5.58	3,509,172

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the year ended June 30, 2017 and for the year ended June 30, 2016. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Our Corporate History and Background

Relmada Therapeutics is a clinical-stage, publicly traded biotechnology company developing new chemical entities (NCEs) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (CNS) diseases - primarily depression. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

Following a pipeline prioritization and strategic review of our business, we emerged with clear priorities as a refocused research and clinical development company. We identified d-Methadone as the most promising clinical program on which we will focus the majority of our development efforts going forward. We believe this refined strategy will drive Relmada’s long-term success.

As we continue the development of d-Methadone, we are seeking strategic partnerships with established healthcare companies to pursue further development, regulatory approval and commercialization of our remaining pipeline programs. We do not expect to manufacture finished products in-house, nor conduct direct or indirect sales of products which may allow the Company to avoid significant capital investment in production facilities and sales and marketing teams. It is difficult to predict whether we will be able to enter into beneficial commercial partner relationships with recognized healthcare companies.

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential conditions. We have completed Phase I single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II study in treatment-resistant depression (“TRD”).

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $6,286,500 and $2,974,700 for the years ended June 30, 2017 and 2016, respectively. At June 30, 2017, we have an accumulated deficit of approximately $85,383,500.

Results of Operations

For the year ended June 30, 2017 versus June 30, 2016

Research and Development Expense

Total research and development spending for the year ended June 30, 2017 was approximately $1,293,500, as compared to $6,206,700 for the same period of 2016, a decrease of $4,913,200. The decrease in research and development expenses was primarily due to:

●	Decrease in salary and related costs from reduced scientific staff ($601,900);

●	increase in consulting services $189,600;

●	decrease in research project spending ($4,386,800); and

●	decrease in stock based compensation expense ($114,000).

General and Administrative Expense

Total general and administrative expenses were approximately $5,925,300 for the year ended June 30, 2017, as compared to $10,008,900 for the prior year, a decrease of $4,083,600. The decrease in general and administrative expenses was primarily due to:

●	Increase in professional fees $152,200;

●	decrease in salary and related costs ($849,900);

●	decrease in stock-based compensation ($388,700);

●	decreased legal litigation ($2,141,800); and

●	decreased business development and investor/public relations expense ($769,800).

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities was an unrealized gain of approximately $716,700 for the year ended June 30, 2017, as compared to the prior year unrealized gain of $13,108,900.

For the years ended June 30, 2017 and 2016, derivative liabilities included warrants issued with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Income and Expense, Net

Net interest expense for the year ended June 30, 2017 was approximately $600 as compared to net interest income of $1,700 for the same period of 2016. The difference primarily consisted of lower interest income earned and lower interest expense.

Other Income

Other income from Subleases for the year ended June 30, 2017 was approximately $211,000 compared to $130,300 for the same period of 2016. The increase consists of income derived from two sublease agreements. On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,600 per month for Actinium, subject to customary escalations and adjustments. The Company records the license fees as other income in the consolidated statements of operations. We also lease an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, Pennsylvania 19422 for approximately $3,200 per month, expiring September, 2017. We entered into a sublease agreement through September 2016 whereby a tenant will be reimbursing us $2,350 for rent per month.

On June 6, 2017, the landlord and the Company agreed to assign the Lease for all of the office space at its former headquarter to Actinium. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium. Pursuant to the assignment of the lease, the Company derecognized its deferred rent liability and recorded gain on assignment of office lease of $101,597.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,909, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized a loss on the lease of fixed assets of $96,403.

Income Taxes

The Company did not provide for income taxes for the years ended June 30, 2017 and 2016 since there were losses for both years and a full valuation allowance against all deferred tax assets.

Loss per Common Share

The Company recorded a net loss of approximately $6,286,500 and $2,974,700 or $0.52 and $0.26 per common share, basic and diluted, for the years ended June 30, 2017 and 2016, respectively, based on the factors described above.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (converted to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to June 30, 2017 of approximately $85,383,000. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products.

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. We anticipate that with our cash and cash equivalents on hand at June 30, 2017, of approximately $1,711,000, the Company can fund future operations until the end of calendar year 2017. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$6,494	$6,494	$-	$-	$-
Note payable	276,670	276,670	-	-	-
Total obligations	$283,164	$283,164	$-	$-	$-

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Cash used in operating activities	$(6,466,335)	$(13,143,745)
Cash used in investing activities	(49,690)	(562,256)
Cash used in financing activities	(273,670)	(263,752)
Net decrease in cash and cash equivalents	(6,789,695)	$(13,969,753)

For the years ended June 30, 2017 and 2016, cash used in operating activities was $6,466,335 and $13,143,745, respectively, primarily due to the net loss for each respective period, of $6,286,521 and $2,974,691, respectively. This was offset by non-cash expenses which primarily consisted of stock-based compensation and the change in the fair value of derivative liabilities of approximately $12,000 and $11,902,000, respectively, for the years ended June 30, 2017 and 2016. There were changes in operating assets and liabilities for the years ended June 30, 2017 and 2016 of approximately ($247,690) and $1,677,900, respectively.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are incurred costs of clinical studies, stock-based compensation expense, valuation of derivative financial liabilities, and income taxes and valuation of deferred tax assets.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2017 and 2016, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents are in a money market account. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation limits coverage for all depository accounts. Our cash and cash equivalents at times may exceed covered limits.

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

Market indexed security risk

We have issued warrants to various holders underlying shares of our common stock. These warrants are re-measured to their fair value at each reporting period with changes in their fair value recorded as derivative gain (loss) in the accompanying consolidated statement of operations. We use the Black-Scholes model for valuation of the warrants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended June 30, 2017 and 2016 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer/ Interim Chief Financial Officer has concluded that, at June 30, 2017, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/ Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer/ Interim Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met. Since June 30, 2017, the Company has instituted a system to document and manage Company documents and agreements, and believes that its internal controls and procedures will be effective going forward.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since June 30, 2017, the Company has instituted a system to document and manage Company documents and agreements, and believes that its internal controls and procedures will be effective going forward.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting at June 30, 2017. Since June 30, 2017, the Company has instituted a system to document and manage Company documents and agreements, and believes that its internal controls and procedures will be effective going forward.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of September 28, 2017:

Name	Age	Position
Sergio Traversa, PharmD, MBA	57	Chief Executive Officer, Interim CFO, and Director
Charles J. Casamento	72	Chairman of the Board and Director
Paul Kelly	60	Director
Maged Shenouda, R.Ph, MBA	53	Director

Sergio Traversa, PharmD, MBA has been our Chief Executive Officer and director since April 2012, and our Interim Chief Financial Officer since February 2017. Previously, from January 2010 to April 2012 he was the CEO of Medeor Inc., a spinoff pharmaceutical company from Cornell University. From January 2008 to January 2010 Dr. Traversa was a partner at Ardana Capital. Dr. Traversa has over twenty-five years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large U.S. investment firms specializing in healthcare, including Mehta, Isaly and Mehta Partners, ING Barings, Merlin BioMed and Rx Capital. Dr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS (Central Nervous System) team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Dr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy, now part of Pfizer. Mr. Traversa is also a board member of Actinium Pharmaceuticals, Inc. and previously served as interim CEO and CFO of Actinium. Dr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business. As Chief Executive Officer of the Company, Dr. Traversa is the most senior executive of the Company and as such provides our Board of Directors with the greatest insight into the Company’s business and the challenges and material risks it faces. Dr. Traversa has more than 28 years of healthcare industry experience and is especially qualified to understand the risks and leadership challenges facing a growing pharmaceutical company from a senior management and financial expertise perspective led us to conclude that Dr. Traversa should serve as Chief Executive Officer and Director of the Company.

Board of Directors

Charles J. Casamento has been our Chairman of the Board since June 2017 and a director since July 2015. Mr. Casamento is also Chairman of our Audit Committee and a member of Compensation Committee and Corporate Governance and Nominating Committee. Since 2007 Mr. Casamento is Executive Director and Principal of The Sage Group, a health care advisory group specializing in business development strategies and transactions. Prior to The Sage Group he was President and CEO of Osteologix from October 2004 until April, 2007. Originally a private VC funded company in Copenhagen, Denmark which had discovered a new drug for the treatment of Osteoporosis, Mr. Casamento commenced operations and initiated clinical trials in the US, completed a financing with Rodman & Renshaw and Roth Capital Partners and took the company public through a merger with a public shell company. The product was eventually acquired by Servier a major French pharmaceutical company. Osteologix was Mr. Casamento’s fifth startup company, all of which were successfully taken public, during his tenure, either through IPOs or through reverse mergers.

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

He is a Director and Board member at Eton Pharmaceuticals and International Stem Cell Corporation. Mr. Casamento also currently serves as an Independent Director for AzurRx Biopharma. During his career he has served on the boards of twelve public companies and two private companies. Mr. Casamento also served as Chairman of the Audit Committee of Astex Pharmaceuticals and is a SOX defined financial expert. He is a member of the Fordham University Science Council and has been a guest lecturer at Fordham University. He was previously Vice Chairman of the Catholic Medical Mission Board, a large not for profit organization providing health care services to third world countries. A graduate of Fordham University in New York City and Iona College in New Rochelle, New York. Mr. Casamento has a degree in Pharmacy and an MBA.

Maged Shenouda, R.Ph, MBA, has been our director since November 2015. Mr. Shenouda is also a member of the Audit Committee and Compensation Committee, and is Chairman of the Corporate Governance and Nominating Committee. Mr. Shenouda has over 25 years of biotechnology and equity research experience. Most recently, Mr. Shenouda was the Head of Business Development and Licensing at Retrophin, Inc. from January 2014 to November 2014. From January 2012 to September 2013, Mr. Shenouda was the managing Director, Head of EastCoast Operations, at Blueprint Life Science Group. Prior to that, he spent the bulk of his career as an equity analyst. From June 2010 to November 2011, Mr. Shenouda was the Managing Director, Senior Biotechnology Analyst, at Stifel Nicolaus. He also held senior level positions at UBS and JP Morgan, covering a broad range of small and large capitalization biotechnology companies. Mr. Shenouda started his sell-side equity research career at Citigroup and Bear Stearns where his coverage universe focused on U.S and European pharmaceutical companies. Before entering Wall Street, he was a management consultant with PricewaterhouseCoopers Pharmaceutical Consulting practice and also spent time in pharmaceutical sales, having worked as a hospital representative and managed care specialist for Abbott Laboratories Pharmaceutical Products Division. Mr. Shenouda also currently serves as an Independent Director for AzurRx Biopharma. He earned a B.S. in Pharmacy from St. John’s University and is a registered pharmacist in New Jersey and California. He also received an M.B.A from Rutgers Graduate School of Management. That Mr. Shenouda brings over 25 years of biotechnology and equity research experience to our Board of Directors, having served in various executive-level positions over the course of his career, and that Mr. Shenouda has developed significant management and leadership skills relating to the pharmaceutical industry, led us to conclude that Mr. Shenouda should serve as a director.

Paul Kelly has been a director of the Company since November 2015. Mr. Kelly is also Chairman of the Compensation Committee, and a member of the Audit Committee and Corporate Governance and Nominating Committee. Mr. Kelly has been actively involved as an analyst, consultant and investor in the biotechnology sector for the past twenty years. He began as an equity analyst at Mabon Securities in 1993, and served in the same capacity at UBS Securities, Volpe, Brown, Whalen, ING Securities and Merrill Lynch. Mr. Kelly was named to the inaugural Fortune magazine All Star Analyst team in 2000. Subsequently, since 2007 Mr. Kelly has engaged in consulting for both private and public biotechnology companies and for hedge funds. He currently manages his own investments and continues his industry consulting activities. Mr. Kelly has advised Spring Bank Pharmaceuticals, Inc. and VisionGate, Inc. Mr. Kelly holds an A.B. in Biochemistry from Brown University, from which he was graduated magna cum laude, Sigma Xi and Phi Beta Kappa. He attended the University of Rochester School of Medicine and received an MBA in Finance from the William E. Simon School at the University of Rochester. That Mr. Kelly brings over 25 years of biotechnology experience to our Board of Directors, having served in various executive-level positions over the course of his career, and that he has developed significant management and leadership skills relating to the pharmaceutical industry, led us to conclude that Mr. Kelly should serve as a director.

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

The term of each director is set forth below or until their successors are duly elected. The table below shows the term of each director under our amended Articles of Incorporation:

Director	Class	Term (from 2016 Annual Meeting)
Maged Shenouda	Class I	24 months
Charles J. Casamento	Class II	36 months
Sergio Traversa	Class II	36 months
Paul Kelly	Class III	12 months

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

Committees of the Board of Directors

On July 14, 2015, the Company’s board of directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. On March 28, 2017, the Company’s board of directors formed an Corporate Governance and Nominating Committee. Actions taken by these committees are reported to the full board. The membership of these committees is set forth below.

Audit Committee	Corporate Governance and Nominating Committee	Compensation Committee
Charles J. Casamento*	Maged Shenouda*	Paul Kelly*
Paul Kelly	Paul Kelly	Charles J. Casamento
Maged Shenouda	Charles Casamento	Maged Shenouda

* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. The committee met four times in 2017 and has a charter which is reviewed annually. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE MKT.  Charles J. Casamento is the chairman of the audit committee.

Corporate Governance and Nominating Committee

Our board of directors has a Corporate Governance and Nominating Committee composed of Maged Shenouda, Charles J. Casamento and Paul Kelly. Mr. Shenouda serves as the chairman of the committee. The committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The committee met one time in 2017 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2017, we did not pay any fees to any third parties to assist in the identification of nominees. During 2017, we did not receive any director nominee suggestions from stockholders.

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. The committee met two times in 2017 and has a charter which is reviewed annually. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

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

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge. To request a copy of our Whistle Blowing Policy please make written request to our CEO, at Relmada Therapeutics, Inc. 750 Third Avenue, 9th Floor, New York, New York 10017. We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behavior, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, except as noted below, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the years ended June 30, 2017 and 2016 for our Executive Officers:

Name/Position	Year	Salary	Bonus	Option Awards (a)	All other compensation (b)	Total

Sergio Traversa (1)	June 30, 2017	$350,000	$55,000	$-	$-	$405,000
Chief Executive Officer and Director	June 30, 2016	343,476	55,000	-	-	383,891

Michael Becker (2)	June 30, 2017	$186,578	$-	$-	$-	$186,578
Former Chief Financial Officer	June 30, 2016	226,750	30,000	9,710	32,732	289,525

Richard Mangano (3)	June 30, 2017	$303,186	$40,000	$-	$-	$343,186
Former Chief Scientific Officer	June 30, 2016	322,500	40,000	-	-	348,750

Lisa Nolan (4)	June 30, 2017	$-	$-	$-	$-	$-
Former Chief Business Officer	June 30, 2016	308,328	45,000	-	40,737	394,065

Douglas Beck, CPA (5)	June 30, 2017	$-	-	-	$-	$-
Former Chief Financial Officer	June 30, 2016	100,000	$-	$-	118,122	218,122

(1)	Hired as CEO on April 18, 2012. Mr. Traversa was awarded a discretionary performance bonus of $55,000 and $55,000 in 2016 and 2017, respectively.

(2)	Hired as Senior Vice President of Finance and Corporate Development on November 3, 2014 and promoted to Chief Financial Officer on May 11, 2016. Mr. Becker was awarded a discretionary performance bonus of $30,000 in 2016, respectively. Mr. Becker resigned in February 2017. In February 2017 the Company entered into a consultant agreement with Mr. Becker, which expires December 15, 2017. Pursuant to the agreement, Mr. Becker will provide financial, investor, digital media, and public relations services for the Company. Mr. Becker will receive $210,000 for his services as a consultant for the Company.

(3)	Hired as Senior Vice President of Clinical Development on May 21, 2014 and promoted to Chief Scientific Officer on October 5, 2015. Dr. Mangano was awarded a discretionary performance bonus of $40,000 and $40,000 in 2016 and 2017, respectively. Dr. Mangano resigned in April 2016.

(4)	Hired as Senior Vice President of Business Development on April 6, 2015 and promoted to Chief Business Officer on October 5, 2015. The board of directors increased Ms. Nolan’s base salary by $25,000 in 2015. Ms. Nolan was awarded a discretionary performance bonus of $45,000 in 2016. Ms. Nolan resigned in June 2016.

(5)	Hired as CFO on December 2, 2013. The Company and Mr. Beck mutually agreed to terminate Mr. Beck’s employment without cause effective as of December 30, 2015.

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules under Accounting Standards Codification Topic 718.

(b)	This column shows all other compensation, including severance, relocation expense reimbursement, reimbursement for taxes paid by employees for restricted stock vesting, and payment for vacation days remaining upon termination.

Employment Agreements

Compensatory Plan with Sergio Traversa (Principal Executive Officer, and Principal Financial and Accounting Officer)

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

Salary

●	Mr. Traversa’s current base annual salary is $367,500.

Bonus

●	Mr. Traversa shall be entitled to participate in an executive bonus program, which shall be established by the board pursuant to which the board shall award bonuses to Mr. Traversa, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, Mr. Traversa shall be entitled to a cash bonus in an amount to be determined by the board with a target of forty percent (40%) of the base salary.

Options

●	During the term of the agreement, Mr. Traversa may also be awarded grants under the Company’s 2014 Stock Option and Equity Incentive Plan, as amended, subject to board approval.

Termination

●	Termination for death or disability or cause. In the event that employment is terminated because of death or disability, the Company’s only obligation to Mr. Traversa shall be to pay earned, but unpaid, base salary (as of the date of termination) and provide to Mr. Traversa, if eligible, with the option to elect health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”); provided that upon termination of employment due to death, Mr. Traversa’s estate also shall be entitled to receive a single lump sum payment equal to three (3) months of base salary, payable within 30 days of your death. Upon termination of employment for cause (as defined in the Employment Agreement) Mr. Traversa shall be paid any accrued and unpaid base salary and benefits through the date of termination and shall have no further rights to any compensation or any other benefits under the agreement or otherwise.

●	Termination of Employment Other Than for Cause or Resignation for Good Reason (Not in Connection with a Change in Control). If the Company terminates employment other than for cause or if he resigns for Good Reason (as defined in the Employment Agreement), Mr. Traversa shall be entitled to (i) a single lump sum payment equal to 24 months of compensation (at the rate in effect as of the date of termination), (ii) continued health benefits for the 24-month period beginning on the date of termination, and (iii) all outstanding equity awards granted under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

●	Change in Control. If the Company terminates employment other than for cause or if Mr. Traversa resigns for Good Reason (as defined in the Employment Agreement), in any case during the 12-month period beginning on the date of a Change in Control (as defined in the 2014 Equity Incentive Plan, as amended), Mr. Traversa shall be entitled to (i) a single lump sum payment equal to thirty (30) months of your compensation (at the rate in effect as of the date of termination), (ii) continued health benefits for the 24-month period beginning on the date of termination, (iii) all outstanding equity awards granted to Mr. Traversa under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

Non-Solicitation

●	Mr. Traversa agreed that during the term of employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, Mr. Traversa shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, Mr. Traversa shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

Indemnification

●	Mr. Traversa entered into an Indemnification Agreement with the Company on the effective date whereby the Company agreed to indemnify Mr. Traversa in certain situations.

Director Compensation

Non-management Directors of the Company receive a quarterly cash retainer of $10,000 per calendar quarter for their service on the Board of Directors. They also receive reimbursement for out-of-pocket expenses and certain directors have received stock option grants for shares of Company Common Stock as described below.

Board committee members will receive the following annual compensation for committee participation:

BOD Committee	Chairman	Member

Audit	$18,000	$8,000
Compensation	$13,000	$6,000
Corporate Governance and Nominating	$13,000	$6,000

The following table sets forth the compensation of our directors for the years ended June 30, 2017 and 2016:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Shreeram Agharkar, Ph.D.	2017	$11,500	$-	$-	$13,000	$24,500
Shreeram Agharkar, Ph.D.	2016	37,229	-	-	-	37,229
Sandesh Seth, MS, MBA	2017	35,500	-	-	250,000	285,000
Sandesh Seth, MS, MBA	2016	21,690	-	-	150,000	171,690
Nabil M. Yazgi, MD	2017	-	-	-	-	-
Nabil M. Yazgi, MD (2)	2016	12,607	-	-	-	12,607
Charles J. Casamento	2017	56,000	-	-	-	56,000
Charles J. Casamento (3)	2016	36,964	-	143,986	-	180,950
Maged Shenouda	2017	49,500	-	-	-	49,500
Maged Shenouda (4)	2016	22,793	-	58,787	-	81,580
Paul Kelly	2017	52,250	-	-	-	52,250
Paul Kelly (4)	2016	22,160	-	58,787	-	80,947

(1)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.
(2)	On November 6, 2015, Dr. Nabil Yazgi resigned from the Company’s board of directors to pursue other interests.
(3)	On July 14, 2015, Relmada Therapeutics, Inc.’s (the “Company”) board of directors appointed Charles J. Casamento as a director of the Company.
(4)	On November 12, 2015, the Company’s board of directors appointed Maged Shenouda as a Class I director of the Company and Paul Kelly as a Class III director.

The following distinguished individuals serve as scientific and business advisors.

Dr. Maurizio Fava is Director, Division of Clinical Research of the Massachusetts General Hospital (MGH) Research Institute, Executive Vice Chair of the MGH Department of Psychiatry and Executive Director of the MGH Clinical Trials Network and Institute, and Associate Dean for Clinical and Translational Research and the Slater Family Professor of Psychiatry at Harvard Medical School.

Dr. Fava is a world leader in the field of depression. He has authored or co-authored more than 800 original articles published in medical journals with international circulation, edited eight books, and published more than 50 chapters and over 500 abstracts. The citation impact of Dr. Fava’s work is extremely high, as his articles have been cited more than 55,000 times in the literature, with an h index of over 115.

Dr. Fava obtained his medical degree from the University of Padova School of Medicine and completed residency training in endocrinology at the same university. He then moved to the United States and completed residency training in psychiatry at the Massachusetts General Hospital. He founded and was Director of the hospital’s Depression Clinical and Research Program from 1990 until 2014. In 2007, he also founded and is now the Executive Director of the MGH Psychiatry Clinical Trials Network and Institute (CTNI), the first academic CRO specialized in the planning and coordination of multi-center clinical trials in psychiatry.

Under Dr. Fava’s direction, the Depression Clinical and Research Program became one of the most highly regarded depression programs in the country, a model for academic programs that link, in a bi-directional fashion, clinical and research work.

Dr. Fava has been successful in obtaining funding as principal or co-principal investigator from both the National Institutes of Health and other sources for a total of more than $95,000,000. Dr. Fava’s prominence in the field is reflected in his role as the co-principal investigator of STAR*D, the largest research study ever conducted in the area of depression, and of the RAPID Network, the NIMH-funded series of studies of novel, rapidly-acting antidepressant therapies.

Dr. Fava has received several awards during his career and is on the editorial board of five international medical journals. Since 1990, Dr. Fava has also mentored more than 50 trainees who have gone on to become lead investigators in the area of psychiatry. He has developed with Dr. David Schoenfeld a novel design (with over five patents) to address the problem of excessive placebo response in drug trials and to markedly reduce sample size requirements for these trials. In 2009, Dr. Fava received the A. Clifford Barger Excellence in Mentoring Award from Harvard Medical School, and in 2013 the John T. Potts, Jr., MD Faculty Mentoring Award from Massachusetts General Hospital.

Dr. Fava is a well-known national and international lecturer, having given more than 300 presentations at national and international meetings.

Ottavio V. Vitolo, M.D., M.M.Sc. is neuropsychiatrist and clinical researcher with extensive pre-clinical and clinical research experience both in academia and industry.

He held positions of increasing responsibility at Pfizer Inc., overseeing studies and programs ranging from small molecules to biologics to gene therapy, first in the Neuroscience Research Unit and later in the Rare Disease Research Unit where he served as Senior Medical Director and Head of Neuromuscular Clinical Research. In this role, he was responsible for the neuromuscular clinical research strategy and for the implementation of rare neurological disease programs including an international, multicenter Phase 2 study in Duchenne’s muscular dystrophy. Previous roles included Research Project Lead and Global Clinical Lead for a small molecule program in Huntington’s disease, Clinical Lead for a Phase 2 study in schizophrenia, in addition to Global Clinical Lead for pre-clinical stage programs for indications ranging from Alzheimer’s disease to depression and sleep disorders.

Prior to Pfizer, he was an Associate Medical Director in Discovery Research at Shire Human Genetic Therapies (HGT), where he provided clinical leadership to pre-clinical teams for the selection of targets and relevant clinical endpoints in rare diseases, including Huntington’s disease, frontotemporal dementia, Friedreich’s ataxia, Parkinson’s disease related to glucocerebrosidase mutations and amyotrophic lateral sclerosis.

In the past, he served as a medical monitor for Pfizer sponsored clinical trials with the Clinical Trials Network and Institute (CTNI) at Massachusetts General Hospital (MGH).

He currently also holds positions as an Assistant Psychiatrist at Massachusetts General Hospital (MGH) and as an Instructor in Psychiatry at Harvard Medical School (HMS). In his clinical practice, he cares for patients with various neuropsychiatric and neurodegenerative disorders (including Alzheimer’s disease, frontotemporal dementia, Lewy-body dementia, Parkinson’s disease and other movement disorders, epilepsy, multiple sclerosis and traumatic brain injury), and depression associated with neurological conditions.

During his academic career, he performed basic research in the neurobiology of Alzheimer’s disease as a post-doctoral fellow at Columbia University, in New York; used functional neuroimaging to study the link between late life depression and Alzheimer’s disease at Brigham and Women’s Hospital (BWH) and MGH; served in roles of increasing responsibility on both NIH and industry sponsored clinical trials on major depressive disorder and Alzheimer’s disease at MGH and BWH.

He graduated from the psychiatry residency program at Washington University in St. Louis and trained as a clinical and research fellow in behavioral neurology and neuropsychiatry at BWH and MGH. He is also a graduate of the Clinical Investigator Training Program (CITP) from Beth Israel Deaconess Medical Center and holds a Master in Medical Sciences from HMS.

He holds a positon at Homology Medicines Inc., a biotechnology start-up focused on developing gene therapy and gene editing for rare diseases including neurological disorders, where he is responsible for the clinical development and strategy of the company portfolio.

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

His research is devoted to elucidating basic and clinical aspects of neuropathic pain. Particular areas of interest include:

●	Revealing the pharmacology of cannabinoid analgesia and pursuing strategies for improving the therapeutic index of cannabinoids.

●	Developing models of herpes zoster-associated pain and HIV GP120 and antiretroviral-induced neuropathies. Using these models to reveal pain mechanisms in these diseases.

●	Investigating the neurobiology of the relationship between neuropathic pain and co-morbidities such as anxiety, depression and circadian rhythm disturbance.

●	Identification and exploitation of novel mechanistic and drug targets in neuropathic pain using functional genomics.

●	Identification of sources of experimental bias in animal models.

●	A program of clinical pheno-/geno-typing studies which seeks to identify risk factors for developing neuropathic pain.

●	Conducting meta-analyses of the clinical evidence for therapies in neuropathic pain.

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

The following table shows the pro forma beneficial ownership of our common stock as of September 28, 2017. The table shows the common stock holdings of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days as of September 22, 2017, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages in the table below are based on 12,545,120 outstanding shares of common stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o Relmada Therapeutics, Inc., 750 Third Avenue, 9th Floor, New York, New York 10017. The Company’s executive office is also located at 750 Third Avenue, 9th Floor, New York, New York 10017.

5% Stockholders	Number of Common Shares Beneficially Owned	Percentage Ownership

Eun Sun Uh(1)	1,031,319	8.22%
810-1001 Ansan Purgio Apt Wongok-dong, Danwon-Ku Ansan-si, Kyunggi- do Korea (15373)

Wonpung Mulsan Co., Ltd.(2)
539-3 Gajwa 3-dong, Seo-gu, Incheon, Korea	728,000	5.80%

Sergio Traversa, PharmD, MBA
Director and Chief Executive Officer(3)	415,411	3.3%

Charles J. Casamento(4)
Chairman of the Board	17,082	*

Paul Kelly(5)
Director	21,271	*

Maged Shenouda,(6)
Director	16,271	*

All Directors and Executive Officers	470,035	3.7%

*	Below 1% ownership.

(1)	Based on Schedule 13G filed November 23, 2016.

(2)	Based on Schedule 13G filed June 24, 2016.

(3)

Includes vested options of 268,743 that have an exercise price of $4.00 per share. Excludes unvested options of 16,875 that have an exercise price of $13.50 per share. The options vest in equal quarterly increments over four years. As of September 28, 2017, 28,125 options were vested that have an exercise price of $13.50 per share. Includes 68,782 common shares that were received from the Medeor transactions. Includes 30,761 common shares that were granted pursuant to his employment contract. Includes 19,000 shares of common stock.

54

(4)

Excludes unvested options to purchase 12,883 shares of common stock at an exercise price of $8.45 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the optionee’s first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years. As of September 28, 2017, 12,882 options were vested that have an exercise price of $8.45 per share. Includes 4,200 shares of common stock.

(5)

Excludes unvested options to purchase 14,494 shares of common stock at an exercise price of $3.45 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the optionee’s first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years. As of September 28, 2017, 11,271 options were vested that have an exercise price of $3.45 per share. Includes 10,000 shares of common stock.

(6)

Excludes unvested options to purchase 14,494 shares of common stock at an exercise price of $3.45 per share. The vesting schedule is according to Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, wherein 25% of the options shall vest upon the optionee’s first anniversary of employment with the Company. The remaining 75% of the options shall thereafter vest each quarter over the next three years. As of September 28, 2017, 11,271 options were vested that have an exercise price of $3.45 per share.  Includes 5,000 shares of common stock.

Equity Compensation Plan Information

The Company has established the 2014 Stock and Equity Incentive Option Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In August 2015, the board approved an amendment to the Plan (the “Plan Amendment”). Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. At June 30, 2017, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2017, 3,509,172 shares were available for future grants under the Plan.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2017

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of June 30, 2017.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested() ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sergio Traversa	135,592	-	-	4.00	07/10/2022	-	-	-	-

Sergio Traversa	126,909	6,241	-	4.00	09/30/2023	-	-	-	-

Sergio Traversa	25,313	19,687	-	13.50	02/23/2025	-	-	-	-
	287,814	25,928

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

On August 4, 2015, the Company also entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agreed to pay Mr. Seth $12,500 per month on an ongoing basis. On June 6, 2017, Mr. Seth resigned from the Company to focus his attention on matters external to Relmada. The Company agreed to continue its advisory and consulting arrangement with Mr. Seth until December 31, 2017.

Consulting Agreement

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Mr. Shenouda will assist the Company with matters that may be requested by the Company. Mr. Shenouda will be paid a consulting fee of $10,000 per month. The term of the Agreement is for one year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered for the years ended June 30, 2017 and 2016, are set forth in the table below:

Fee Category	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Audit fees (1)	$85,000	$100,250
Audit-related fees (2)	-	20,550
Tax fees	-	-
All other fees (4)	-	-
Total fees	$85,000	$120,800

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s equity offerings.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In July 2015, the Company’s Board of Directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. Our board of directors selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the years ended June 30, 2017 and 2016. In accordance with board of director’s practice, GBH CPAs, PC services were pre-approved to perform these audit services for us prior to its engagement.

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

As of June 30, 2017 and 2016

and for the years then ended

F-1

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Relmada Therapeutics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Relmada Therapeutics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Relmada Therapeutics, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Relmada Therapeutics, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Relmada Therapeutics, Inc. has incurred negative operating cash flows and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September 28, 2017

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of June 30, 2017	As of June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1,710,512	$8,500,207
Other receivable	232,597	231,942
Lease payments receivable – short term	59,319	-
Prepaid expenses	472,489	566,152
Total current assets	2,474,917	9,298,301
Fixed assets, net of accumulated depreciation	2,315	531,348
Other assets	21,961	414,355
Lease payments receivable – long term	337,730	-
Total assets	$2,836,923	$10,244,004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$529,558	$1,259,711
Accrued expenses	394,558	634,853
Notes payable	276,670	273,670
Derivative liabilities	175,853	892,503
Total current liabilities	1,376,639	3,060,737
Long-term liabilities	-	140,914

Total liabilities	1,376,639	3,201,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,528,374 and 12,035,037 shares issued and outstanding, respectively	12,528	12,035
Additional paid-in capital	86,831,211	86,127,252
Accumulated deficit	(85,383,455)	(79,096,934)
Total stockholders’ equity	1,460,284	7,042,353
Total liabilities and stockholders’ equity	$2,836,923	$10,244,004

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended June 30, 2017 and 2016

	2017	2016

Operating expenses:
Research and development	$1,293,498	$6,206,660
General and administrative	5,925,335	10,008,913
Total operating expenses	7,218,833	16,215,573

Loss from operations	(7,218,833)	(16,215,573)

Other income (expenses):
Change in fair value of derivative liabilities	716,650	13,108,866
Interest (expense) income, net	(550)	1,747
Sublease income	211,018	130,269
Gain on assignment of office lease	101,597	-
Loss on sales-type lease of fixed assets	(96,403)	-
Total other income	932,312	13,240,882

Net loss	$(6,286,521)	$(2,974,691)

Net loss per common share – basic and diluted	$(0.52)	$(0.26)

Weighted average number of common shares outstanding – basic and diluted	12,074,244	11,598,952

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30, 2017 and 2016

	Series A Preferred Stock		Class A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance - July 1, 2015	-	$-	71,672	$72	10,778,474	$10,778	$84,921,327	$(76,122,243)	$8,809,934
Issuance of common stock for services	-	-	-	-	63,329	63	204,471	-	204,534
Issuance of restricted common stock	-	-	-	-	27,750	28	(28)	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,002,576	-	1,002,576
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	-	-	-	-	1,093,812	1,094	(1,094)	-	-
Conversion of Class A Preferred Stock to Common Stock	-	-	(71,672)	(72)	71,672	72	-	-
Net loss	-	-	-	-	-	-	-	(2,974,691)	(2,974,691)
Balance - June 30, 2016	-	-	-	-	12,035,037	12,035	86,127,252	(79,096,934)	7,042,353
Issuance of restricted common stock	-	-	-	-	6,125	$6	(6)	-	$-
Stock-based compensation expense	-	-	-	-	-	-	704,452	-	704,452
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	-	-	-	-	487,212	487	(487)	-	-
Net loss	-	-	-	-	-	-	-	(6,286,521)	(6,286,521)
Balance - June 30, 2017	-	$-	-	$-	12,528,374	$12,528	$86,831,211	$(85,383,455)	$1,460,284

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2017 and June 30, 2016

	2017	2016

Cash flows from operating activities
Net loss	$(6,286,521)	$(2,974,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	85,271	54,819
Stock-based compensation	704,452	1,207,110
Loss on sales-type lease of fixed assets	96,403	-
Gain on lease assignment	(101,597)	-
Change in fair value of derivative liabilities	(716,650)	(13,108,866)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	370,333	1,191,899
Other receivable	(655)	(231,942)
Other assets	392,394	-
Accounts payable	(730,153)	424,426
Accrued expenses	(279,612)	152,586
Long-term liabilities	-	140,914
Net cash used in operating activities	(6,466,335)	(13,143,745)

Cash flows from investing activities
Purchase of fixed assets	(49,690)	(562,256)
Net cash used in investing activities	(49,690)	(562,256)

Cash flows from financing activities
Payment on notes payable	(273,670)	(263,752)
Net cash used in financing activities	(273,670)	(263,752)

Net decrease in cash and cash equivalents	(6,789,695)	(13,969,753)
Cash and cash equivalents at beginning of the year	8,500,207	22,469,960

Cash and cash equivalents at end of the year	$1,710,512	$8,500,207

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30, 2017 and June 30, 2016

	2017	2016

Supplemental disclosure of cash flows information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,651	$3,086

Non-cash investing and financing transactions:

Notes payable issued in connection with director and officer insurance policies	$276,670	$273,670
Cashless exercise of warrants for Common Stock	$487	$1,094
Conversion of Class A Preferred Stock to Common Stock	$-	$72
Issuance of restricted stock for service	$6	$28
Reclassification of long-term liabilities to accrued expense	$39,385	$-

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company developing new chemical entities (“NCEs”) together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of central nervous system (“CNS”) diseases - primarily depression and chronic pain. The Company has a diversified portfolio of four products at various stages of development, including d-Methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (“NMDA”) receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelvemonth period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $6,466,335 for the year ended June 30, 2017 and accumulated losses of $85,383,455 from inception through June 30, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are the valuation of derivative liabilities, stock-based compensation expenses and recorded amounts related to income taxes.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits of approximately $1,210,000 at these institutions exceed federally insured limits.

Patents

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Fixed assets are comprised of computers and software, leasehold improvements, and furniture and fixtures. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Computers and software have an estimated useful life of three years. Furniture and fixtures have an estimated useful life of approximately seven years. Leasehold improvements were amortized over the lesser of the estimated life of the asset or the lease term (approximately seven years).

Derivatives

All derivatives are recorded at fair value on the balance sheet. The Company has determined fair values using market based pricing models incorporating readily available prices and or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) that requires judgment and estimates.

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, derivative liabilities and accounts payable. Due to the short-term nature of cash, other receivable and accounts payable the carrying  amounts of these assets and liabilities approximate their fair value. Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2017
Derivative liabilities - warrant instruments	$-	$-	$175,853	$175,853

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2016
Derivative liabilities - warrant instruments	$-	$-	$892,503	$892,503

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended June 30, 2017	Year Ended June 30, 2016
Beginning balance	$892,503	$14,001,369
Change in fair value of derivative liabilities included in net loss for the years ended June 30, 2017 and June 30, 2016	(716,650)	(13,108,866)
Ending balance	$175,853	$892,503

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At June 30, 2017 and 2016, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2017 and 2016. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2014 through June 30, 2017.

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

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended June 30, 2017	Year Ended June 30, 2016
Common stock warrants	3,886,866	4,224,573
Restricted stock awards	42,625	49,625
Common stock options	559,972	642,204
Total	4,489,463	4,916,402

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this pronouncement for the year ended June 30, 2017.

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

NOTE 3 - OTHER RECEIVABLE AND PREPAID EXPENSES

New York City allows investors and owners of merging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. As of June 30, 2017 and 2016, the Company had other receivable of biotechnology tax credit from New York City of approximately $232,000.

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2017	June 30, 2016
Rent	$3,300	$-
Research and development	9,600	17,600
Insurance	344,000	346,100
Legal	64,800	171,100
Other	50,800	31,400
Total	$472,500	$566,200

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following (rounded to nearest $00):

	Useful lives	June 30, 2017	June 30, 2016
Computer and software	3 years	$4,300	$48,200
Furniture and fixtures	7 years	-	160,000
Leasehold improvements	7 years	-	386,900
Total		$4,300	$595,100
Less: accumulated depreciation		(2,000)	(63,700)
Fixed assets, net		$2,300	$531,400

In June 2015, the Company entered into an Agreement of Lease (the “Lease”) for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, its former corporate headquarter, with a third party. On March 10, 2016 and effective as of January 1, 2016, the Company entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom the Company shared two common board members until June 6, 2017, for the office space. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments. The Company recorded the license fees as other income in the consolidated statements of operations.

On June 6, 2017, the landlord and the Company agreed to assign the Lease for all of the office space to Actinium, pursuant to an Assignment and Consent Agreement. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium for a gain of approximately $100,000.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of June 30, 2017, the balance of unearned interest income was approximately $99,900.

The future minimum lease payments to be received under the lease for each of the fiscal years as of June 30, 2017 are as follows:

2018	$90,348
2019	90,348
2020	90,348
2021	90,348
2022 and after	135,522
Total	$496,914

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2017	June 30, 2016
Research and development	$-	$49,300
Professional fees	293,400	310,000
Accrued vacation	56,900	66,700
Board fees	-	150,000
Other	44,300	58,900
Total	$394,600	$634,900

NOTE 6 - NOTES PAYABLE

In June 2017, the Company entered into a note for approximately $276,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.05% per annum. The note matures on April 9, 2018.

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum. The note matured on April 9, 2017 and was repaid during the year ended June 30, 2017.

At June 30, 2017 and 2016, the note payable outstanding balances were approximately $276,700 and $273,700, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At June 30, 2017 and 2016, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2017 and 2016.

The following is a summary of the assumptions used in the valuation model at June 30, 2017 and 2016:

	June 30,	June 30,
	2017	2016
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date (1)	$0.82	$2.28
Exercise price	$7.50 and $11.25	$7.50 and $11.25
Risk free interest rate (2)	1.38%	0.71%
Expected life in years	1.95	2.95
Expected volatility (3)	106%	75%
Expected dividend yields (4)	None	None

(1)	Quoted market value of the common stock, reflects a one-for-five reverse stock split effective August 12, 2015.
(2)	The risk-free interest rate was determined by management using the applicable Treasury Bill interest rate as of the measurement date, when applicable.
(3)	The historical trading volatility was determined by calculating the volatility of the Company’s stock at June 30, 2017 and the company’s peer group at June 30, 2016.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017:

	Balance at June 30,	Initial valuation of derivative liabilities upon issuance of new warrants during the	Decrease in fair value of derivative	Fair value of derivatives reclassified to additional paid-in-	Balance at June 30,
	2016	period	liabilities	capital	2017
Series B warrants issued in connection with May and June 2014 offering	$504,482	$-	$(406,368)	$-	$98,114
Placement Agent warrants issued in connection with May and June 2014 offering	388,021	-	(310,282)	-	77,739
Total	$892,503	$-	$(716,650)	$-	$175,853

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Balance at June 30,	Initial valuation of derivative liabilities upon issuance of new warrants during the	Decrease in fair value of derivative	Fair value of derivatives reclassified to additional paid-in-	Balance at June 30,
	2015	period	liabilities	capital	2016
Series B warrants issued in connection with May and June 2014 offering	$8,770,700	$-	$(8,266,218)	$-	$504,482
Placement Agent warrants issued in connection with May and June 2014 offering	5,230,669	-	(4,842,648)	-	388,021
Total	$14,001,369	$-	$(13,108,866)	$-	$892,503

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

The Class A Stock is automatically converted on a monthly basis into common stock on a one-for-one basis by action of the Corporation, in the event the total of all shares of common stock and Class A Stock held by the shareholder do not exceed 9.9% of the issued and outstanding shares of common stock of the Company. In no event can Class A Stock be converted into common stock of the Corporation if such conversion would cause the holder to own, beneficially or otherwise, more than 9.9% of the Company’s stock. During the years ended June 30, 2017 and 2016, 0 and 71,672 shares of Class A Stock were converted to common stock, respectively.

Common Stock

Common stock issued for services

During the year ended June 30, 2016, the Company issued 63,329 shares of common stock for consulting services that had a fair market of approximately $204,500 based upon the stock price at the date of issuances. The Company recorded the stock-based compensation expense to general and administrative expense.

Exercise of warrants for non-cash

During the years ended June 30, 2017 and 2016, the Company issued 487,212 and 1,093,812 shares of common stock for cashless exercise of 487,707 and 1,137,610 warrants, respectively.

Options and warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allowed for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares to 4,111,769. At June 30, 2017, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2017, 3,509,172 shares were available for future grants under the Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The price of common stock prior to the Company being public was determined from a third party valuation. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based upon its peer group through June 30, 2016. Effective July 1, 2016, the Company began using its own historical volatility on a prospective basis. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. The Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

On February 13, 2017, Mr. Michael Becker, the Company’s Chief Financial Officer, resigned and entered into a consulting agreement with the Company to provide financial, investor, digital media, and public relations services for the Company. As a result of Mr. Becker’s change from an employee to a consultant, his options and shares of restricted stock outstanding on such date continue to vest pursuant to the awards’ original terms and were reclassified as non-employee awards. The fair value of the awards will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation - options

During the year ended June 30, 2016, the Company granted various employees options to purchase a total of 106,795 shares of common stock. Each option has a ten-year term and has an exercise price ranging from $1.55 to $8.45 per share. A total of 77,295 options vest as follows: 25% on the one year anniversary of the grant date and the remaining options vest quarterly over the following 3 years. The remaining 29,500 options vest at a rate of 6.25% each quarter over 4 years. The fair value of the options on the grant date ranges from $0.98 to $5.59 per share using the Black-Scholes Option pricing model.

The Company did not grant any options to employees during the year ended June 30, 2017.

A summary of the changes in options outstanding for the period from July 1, 2015 to year ended June 30, 2017 and 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at July 1, 2015	777,630	$7.44	8.6	$2,787,000
Granted	106,795	$4.13	9.4	$-
Forfeited	(242,221)	$8.70	-	$-
Outstanding and expected to vest at June 30, 2016	642,204	$6.41	7.7	$21,500
Forfeited	(82,232)	$6.41	-	$-
Outstanding and expected to vest at June 30, 2017	559,972	$6.41	6.7	$-
Options exercisable at June 30, 2017	432,944	$6.00	6.4	$-

At June 30, 2017, the Company has unrecognized stock-based compensation expense of $391,287 related to unvested stock options over the weighted average remaining service period of 1.79 years. The weighted average fair value of options granted during the years ended June 30, 2017 and 2016 was approximately $0.52 and $2.67 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Risk free interest rate	2.14 to 2.31%	0.87% to 1.7%
Dividend yield	0%	0%
Volatility	105.70%	71% to 80%
Expected term (in years)	6.25	6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations for the years ended June 30, 2017 and 2016 (rounded to nearest $00) respectively:

	Year ended June 30, 2017	Year ended June 30, 2016
Research and development	$136,500	$210,100
General and administrative	568,000	997,000
Total	$704,500	$1,207,100

Stock-based compensation – restricted common stock

A summary of the changes in outstanding restricted stocks during the years ended June 30, 2017 and 2016 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding and expected to issue at June 30, 2015	94,000	$13.80
Granted	-	$-
Forfeited	(44,375)	$13.24
Outstanding and expected to issue at June 30, 2016	49,625	$14.10
Forfeited	(7,000)	$13.45
Outstanding and vested at June 30, 2017	42,625	$14.21

The restricted stock grants vest over four years. The Company had an unrecognized expense at June 30, 2017 and 2016 of approximately $6,150 and $281,000, respectively, related to unvested restricted stock grants which will be recognized over the remaining weighted average service periods of 1.4 and 2.3 years, respectively. During the year ended June 30, 2017 and 2016, the Company issued 4,625 and 27,750 shares, respectively, in relation to vested restricted stock. As of June 30, 2017, 7,500 shares were not vested and 1,250 shares were vested and are to be issued.

Stock-based compensation – warrants

A summary of the changes in outstanding warrants during the years ended June 30, 2017 and 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2015	5,362,183	$5.60
Exercised	(1,137,610)	$0.27
Outstanding and vested at June 30, 2016	4,224,573	$7.04
Issued	150,000	$1.64
Exercised	(487,707)	$0.001
Outstanding and vested at June 30, 2017	3,886,866	$7.71

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the year ended June 30, 2017, the Company issued an aggregate of 150,000 warrants to a consultant for services rendered. The exercise price was determined on trading price of the Company’s common stock at warrant issuance date and range from $1.00 to $3.55 per share. The warrants are non-cancellable, vest upon issuance and expire the seventh anniversary of the date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was $209,740 based on the following assumption:

Year Ended June 30, 2016
Risk free interest rate	1.54% to 2.03%
Dividend yield	0%
Volatility	106.6% to 107.94%
Expected term (in years)	7.00

At June 30, 2017 and 2016, the Company does not have any unrecognized stock based compensation expense related to outstanding warrants. At June 30, 2017 and 2016, the aggregate intrinsic value of warrants vested and outstanding was approximately $149,000 and $1,526,000, respectively. During the year ended June 30, 2017, the Company recorded $209,740 of expenses from issuances of warrants.

NOTE 9 - RELATED PARTY TRANSACTIONS

Advisory Firm

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the Consulting Agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agreed to pay Mr. Seth $12,500 per month on an ongoing basis. On June 6, 2017, Mr. Seth resigned from the Company to focus his attention on matters external to Relmada. The Company agreed to continue its advisory and consulting arrangement with Mr. Seth until December 31, 2017.

Consulting Agreement

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement. Pursuant to the terms of the Agreement, Mr. Shenouda will assist the Company with matters that may be requested by the Company. Mr. Shenouda will be paid a consulting fee of $10,000 per month. The term of the agreement is for one year.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Federal net operating loss	$15,425,000	$13,381,000
State net operating loss	2,538,000	-
Stock-based compensation	191,000	168,000
Research and development tax credits	925,000	827,000
Accruals	23,000	67,000
Other	65,000	74,000
Loss: valuation allowance	(19,167,000)	(14,517,000)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax assets at June 30, 2017 and 2016. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance increased for the years ended June 30, 2017 and 2016, by approximately $4,650,000 and $3,745,000, respectively.

At June 30, 2017 and 2016, the Company had federal and state net operating loss carryforwards of approximately $45,366,000 and $39,164,000, respectively, which begin expiring in 2027 and 2037, respectively. The Company also has federal research and development tax credit carryforwards of approximately $925,000  that will begin to expire in 2027. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Statutory federal income tax rate	34%	34%
State (net of federal benefit)	6.0%	6.0%
Non-deductible expenses	(0.75)%	25%
Change in valuation allowance	(39.25)%	(65)%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at June 30, 2017 and 2016 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party: (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2017, the Company has not generated any revenue related to this license agreement.

Leases

In June 2015, the Company entered into a lease for its former corporate headquarter office. The lease expires in December 2023 and is subject to customary escalations and adjustments. On June 6, 2017, the landlord and the Company agreed to assign the Lease for all of the office space to Actinium. See Note 4. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium. Pursuant to the assignment of the lease, the Company derecognized its deferred rent liability and recorded gain on assignment of office lease of $101,597.

The Company incurred rent expense of approximately $369,200 and $380,100 for the years ended June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, the Company recorded lease deposit of $0 and $390,000 in other assets. At June 30, 2017 and 2016, the Company recorded deferred rent liability of approximately $0 and $91,000 in long-term liabilities, respectively.

As of June 30, 2017, the Company changed its corporate headquarters to 750 Third Avenue, 9 th Floor, New York, New York 10017 pursuant to a lease agreement. The monthly rental fee for is $8,294 per month. The lease expires on January 31, 2018. The Company also leases an office in Pennsylvania for approximately $3,200 per month, expiring in September, 2017. The Company entered into a sublease agreement through September 2016 whereby a tenant reimbursed the Company $2,350 for rent per month.

Letter Of Credit

As of June 30, 2017 and 2016, the Company had an outstanding letter of credit of $0 and $390,800, respectively, in connection with the Company’s New York City corporate office lease. The letter of credit is secured by a restricted certificate of deposit in the same amount that is included in other assets at June 30, 2017 and 2016.

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

Lawsuit Brought by Former Officer: In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Mr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to surrender its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in Relmada Therapeutics, Inc. (a Delaware corporation and subsidiary of the Company) for shares in the Company.

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

All litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. However, Management believes that the determination of the Counterclaim, even if unfavorable, would not materially affect the Company’s operations or financial position. The Company recorded no contingent liability or expense associated with litigation during the twelve months ended June 30, 2017.

NOTE 13 - SUBSEQUENT EVENTS

In August 2017, 16,746 warrants were exercised on cashless basis into 16,746 shares of common stock.

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

3.3	By-laws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

3.4	Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of A Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

61

Exhibit Number	Description

4.5	(i) Option dated July 10, 2012 to Sergio Traversa to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.5(i) of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

(ii) Option dated September 30, 2013 to Sergio Traversa to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.5(ii) of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.6	Option dated December 2, 2013 to Douglas J. Beck to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.6 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.7	Option dated February 24, 2014 to Dr. Eliseo O. Salinas to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.7 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.8	Option dated November 25, 2013 to Dr. H. Danny Kao to purchase common stock of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.8 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.9	Form of D&O Lock Up Letter Agreement (May 2014 financing) (incorporated by reference to Exhibit 4.9 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.10	Form of CEO Lock Up Letter Agreement (May 2014 financing) (incorporated by reference to Exhibit 4.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.11	Form of Lock Up Letter Agreement (Class A Preferred Convertible Stock) (incorporated by reference to Exhibit 4.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.12	Form of A Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.13	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	Non-Disclosure, Assignment of Inventions, Non-Solicitation and Non-Compete Agreement dated as of April 18, 2012 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.3	Form of Unit Purchase Agreement dated May __, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.7 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.4	Form of 2014 Unit Investor Rights Agreement dated __________, 2014 by and among Relmada Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.8 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.5	Form of Subscription Agreement dated as of May 12, 2014 and May 15, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.9 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.6	Indemnification Agreement dated July 10, 2012 between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.7	2012 Relmada Therapeutics, Inc. Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.8	Unit Purchase Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.9	Subscription Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.10	Form of Investor Rights Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.11	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

62

Exhibit Number	Description

10.12	Agreement of Lease, dated June 9, 2015, by and between Relmada Therapeutics, Inc. and GP 275 Owner, LLC (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on June 15, 2015)

10.13	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.14	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.15	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.17	Amended and Restated Employment Agreement, dated August 5, 2015, by and between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.18	Advisory and Consulting Agreement, dated August 4, 2015, by and between Relmada Therapeutics, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.19

Agreement dated, September 6, 2016, by and between Shreeram Agharkar and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.25 of Relmada’s Form 10-K filed with the SEC on September 9, 2016).

10.20	Consulting Agreement, dated February 15, 2017, between Relmada Therapeutics, Inc. and MDB Consulting LLC.

10.21	Assignment and Consent Agreement, dated June 6, 2017, among 275 Madison Avenue RPW 1 LLC, 275 Madison Avenue RPW 2, LLC, Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc.

10.22	Lease Agreement, dated May 2, 2017, between Relmada Therapeutics, Inc. and Regus Management Group, LLC.

10.23	Amended and Restated License Agreement, dated June 8, 2017, between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc.

10.24	Agreement, dated June 6, 2017, between Relmada Therapeutics, inc. and Sandesh Seth.

10.25	Consulting Agreement, dated June 12, 2017, between Relmada Therapeutics, Inc. and Maged Shenouda.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: September 28, 2017	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer,	September 28, 2017
Sergio Traversa	Interim Chief Financial Officer and Director

/s/ Charles J. Casamento	Chairman of the Board	September 28, 2017
Charles J. Casamento

/s/ Paul Kelly	Director	September 28, 2017
Paul Kelly

/s/ Maged Shenouda	Director	September 28, 2017
Maged Shenouda

64