Form 10-Q
period 2017-09-30
RELMADA THERAPEUTICS, INC.
filed 2017-11-14
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-____

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

750 Third Avenue, 9th Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 547-9591

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 14, 2017, there were 12,545,120 shares of common stock outstanding $0.001 par value per share outstanding.

Relmada Therapeutics, Inc.

Index

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	1
	Unaudited Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017	1
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016	2
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016	3-4
	Notes to Unaudited Consolidated Financial Statements	5-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

ITEM 1.      FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$4,684,567	$1,710,512
Other receivable	150,617	232,597
Lease payments receivable – short term	60,571	59,319
Prepaid expenses	369,377	472,489
Total current assets	5,265,132	2,474,917
Fixed assets, net of accumulated depreciation	4,358	2,315
Other assets	21,961	21,961
Lease payments receivable – long term	322,110	337,730

Total assets	$5,613,561	$2,836,923

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$350,542	$529,558
Accrued expenses	407,307	394,558
Notes payable	194,164	276,670
Derivative liabilities	2,518,011	175,853

Total current liabilities	3,470,024	1,376,639

Promissory notes payable, net of discount of $3,801,125	678,875	-

Total liabilities	4,148,899	1,376,639

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value,100,000,000 shares authorized, 12,545,120 and 12,528,374 shares issued and outstanding, respectively	12,545	12,528
Additional paid-in capital	87,817,258	86,831,211
Accumulated deficit	(86,365,141)	(85,383,455)

Total stockholders’ equity	1,464,662	1,460,284

Total liabilities and stockholders’ equity	$5,613,561	$2,836,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Operating expenses:
Research and development	$165,750	$364,152
General and administrative	815,106	1,252,444
Total Operating Expenses	980,856	1,616,596
Loss from Operations	(980,856)	(1,616,596)

Other income (expenses):
Change in fair value of derivative liabilities	(5,702)	(80,043)
Interest income (expense), net	2,522	(851)
Other income	2,350	56,909
Total other income (expenses)	(830)	(23,985)
Net Loss	$(981,686)	$(1,640,581)

Net loss per common share – basic and diluted	$(0.08)	$(0.14)
Weighted average number of common shares outstanding – basic and diluted	12,532,840	12,035,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(981,686)	$(1,640,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	548	20,163
Stock-based compensation	68,870	172,064
Amortization of deferred financing costs	2,819	-
Change in fair value of derivative liabilities	5,702	80,043
Changes in operating assets and liabilities:
Other receivable	81,980	(2,350)
Lease payment receivable	14,368	-
Prepaid expenses	103,112	50,311
Accounts payable	(232,510)	(587,992)
Accrued expenses	(42,251)	(229,967)
Other long-term liabilities	-	(6,178)
Net cash used in operating activities	(979,048)	(2,144,487)

Cash flows from investing activities
Purchase of fixed assets	(2,591)	(24,827)
Net cash used in investing activities	(2,591)	(24,827)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees	4,038,200	-
Principal payments of notes payable	(82,506)	(109,234)
Net cash provided by (used in) financing activities	3,955,694	(109,234)
Net increase (decrease) in cash and cash equivalents	2,974,055	(2,278,548)
Cash and cash equivalents at beginning of the period	1,710,512	8,500,207

Cash and cash equivalents at end of the period	$4,684,567	$6,221,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2017	2016

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,969	$2,644

Non-cash investing and financing transactions:
Issuances of common stock resulting from cashless exercise of warrants	$17	$-
Warrants issued to placement agent	$75,577	$-
Warrants issued to promissory note holders	$841,617	$-
Derivative associated with issuance of promissory notes	$2,336,456	$-
Debt issuance cost from accrued financing fees	$108,494	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Liquidity

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products. As of November 8, 2017, we have cash on hand of approximately $6.0 million. We believe that we have enough cash on hand to fund our operations until the end of calendar year 2018.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and are comprised of Computers and Software. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Computers and software have an estimated useful life of three years.

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts payable and derivative liabilities. Due to the short-term nature of cash and accounts payable the carrying amounts of these assets and liabilities approximate their fair value. Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provisions was calculated with the Black Scholes option pricing model. Sensitivity Analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility and the expected term is based upon the Company’s peer group and the expected term is based upon expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued in September 2017 which have a redemption feature was estimated using the Monte Carlo pricing model. The assumptions used in the valuation model at September 30, 2017 considers the probability of redemption, the length of time to maturity and the value of the redemption feature.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2017
Derivative liabilities - warrant instruments	$-	$-	$181,555	$181,555
Derivative liability – embedded redemption feature	-	-	2,336,456	2,336,456
	-	-	2,518,011	2,518,011

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	September 30,	September 30,
	2017	2016
Beginning balance	$175,853	$892,503
Fair value of derivative liabilities for redemption feature of notes payable	2,336,456	-
Change in fair value of derivative liabilities	5,702	80,043
Ending balance	$2,518,011	$972,546

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2017 and June 30, 2017, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2017 and June 30, 2017. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from 2014 through June 30, 2017.

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

Net Loss per Common Share

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per common share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of restricted stock, warrants for the purchase of common stock and stock options.

For the three months ended September 30, 2017 and 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

For the three months ended September 30, 2017 and 2016, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	September 30, 2017	September 30, 2016
Stock options	503,972	605,982
Restricted common stock	42,625	42,625
Common stock warrants	7,254,762	4,224,573
Total	7,801,359	4,873,180

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

The Company does not expect that any other recently issued accounting pronouncements will have a significant impact on the results of consolidated operations, consolidated financial position, or cash flows of the Company.

NOTE 3 - OTHER RECEIVABLE AND PREPAID EXPENSES

New York City allows investors and owners of merging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. As of September 30, 2017 and June 30, 2017, the Company had other receivables of biotechnology tax credits from New York City of approximately $151,000 and $232,000 respectively.

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2017	June 30, 2017
Rent	$10,000	$3,300
Research and development	7,200	9,600
Insurance	250,000	344,000
Legal	38,700	64,800
Other	63,500	50,800

Total	$369,400	$472,500

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	September 30, 2017	June 30, 2017
Computer and Software	3 years	$6,900	$4,300
Less: accumulated depreciation		(2,500)	(2,000)
Fixed Assets		$4,400	$2,300

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2017	June 30, 2017
Accrued vacation	$55,800	$56,900
Professional fees	266,300	293,400
Other	85,200	44,300
Total	$407,300	$394,600

NOTE 6 - NOTES PAYABLE

In June 2017, the Company entered into a note for approximately $276,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.05% per annum. The note matures on April 9, 2018. At September 30, 2017 and June 30, 2017, the note payable outstanding balances were approximately $194,200 and $276,700, respectively.

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum. The note matured on April 9, 2017 and was repaid during the year ended June 30, 2017.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At September 30, 2017 and June 30, 2017, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30, 2017 and June 30, 2017.

The following is a summary of the assumptions used in the valuation model at September 30, 2017 and June 30, 2017:

	September 30,	June 30,
	2017	2017
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date	$0.95	$0.82
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (1)	1.47%	1.38%
Expected life in years	1.70	1.95
Expected volatility (2)	106%	106%
Expected dividend yields (3)	None	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s stock at September 30, 2017 and June 30, 2017.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

At September 30, 2017, the Company had convertible promissory notes payable with a redemption feature which is not clearly and closely related to the host instrument and therefore is considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model at September 30, 2017.

The assumptions used in the valuation model at September 30, 2017 considers the probability of redemption, the length of time to maturity and value of the redemption feature.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – PROMISSORY NOTES PAYABLE

In September 2017, the Company issued two-year Convertible Promissory Notes and warrants, for aggregate gross proceeds of $4,480,000. The notes have an interest rate of 7% per annum. The notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at $0.75 per share. In addition, the notes automatically convert at a discount upon the Company attaining an Equity Financing, as defined in the note agreements. The warrants have a 7-year term and are exercisable at $1.50 per share for 2,986,666 common shares. The redemption features in the notes is an embedded derivative which has been bifurcated and will be adjusted to fair value at each reporting period.

In connection with the notes, the Company incurred fees to the placement agent and other professionals of approximately $550,000. In addition, the placement agent received 398,000 warrants convertible into the Company’s common stock at $1.65 per share. The warrants were valued at $75,600 using the Black Scholes option pricing model. The fees were recorded as a reduction to the notes payable amount and will be recognized over the term of the notes as additional interest using the effective interest method.

In October 2017, the Company issued additional two year convertible promissory notes and warrants with the identical terms as the notes for aggregate proceeds of $2,610,000.

NOTE 9 - STOCKHOLDERS’ EQUITY

Exercise of warrants for non-cash

During the three months ended September 30, 2017, the Company issued approximately 16,700, shares of common stock resulting from the exercise on a non-cash basis of approximately 16,800 warrants.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 4,111,769. At September 30, 2017, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2017, 3,565,172 shares were available for future grants under the Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The price of common stock prior to the Company being public was determined from a third party valuation. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based upon the Company’s historical volatility. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, and other factors.

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

During the three months ended September 30, 2017, there were no options granted.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2017, the Company has unrecognized stock-based compensation expense of approximately $323,700 related to unvested stock options over the weighted average remaining service period of 1.6 years.

A summary of the changes in options during the three months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2017	559,972	$6.41	6.7	$-
Forfeited	(56,000)	$8.15	-	$-
Outstanding and expected to vest at September 30, 2017	503,972	$6.22	6.4	$-
Options exercisable at September 30, 2017	412,404	$5.86	6.1	$-

Restricted stock

A summary of the changes in restricted stock awards during the three months ended September 30, 2017, is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding restricted stock awards at June 30, 2017	42,625	$14.21
Forfeited	-	$-
Outstanding restricted stock awards at September 30, 2017	42,625	$14.21

There were no restricted stock awards granted during the three months ended September 30, 2017. Restricted stock grants vest over four years. The Company has an unrecognized expense of approximately $5,900 related to unvested restricted stock grants which will be recognized over the remaining weighted average service period of 1.09 years. During the three months ended September 30, 2017, the Company did not issue any shares of common stock and 2,500 were vested and are to be issued.

Warrants

A summary of the changes in outstanding warrants during the three months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding and vested at June 30, 2017	3,886,866	$7.71	2.4
Granted	3,384,666	$1.52	6.9
Exercised	(16,770)	$-	-
Outstanding and vested at September 30, 2017	7,254,762	$4.81	4.4

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

During the quarter ended September 30, 2017, the Company issued an aggregate of 2,986,666 warrants to the noteholders of the Convertible Promissory Notes and 398,000 warrants to the placement agent in connection with the notes with an exercise price of $1.50 and $1.65 respectively. The warrants are non-cancellable, vest upon issuance and expire on the seventh anniversary of the warrant date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was approximately $917,200 in total based on the following assumption:

Risk free interest rate	2.13%
Dividend yield	0%
Volatility	85%
Expected term (in years) (1)	7.00

(1) call option value is calculated as the sum of intrinsic value plus 40% of time value

At September 30, 2017, and June 30, 2017, the Company does not have any unrecognized stock-based compensation expense related to outstanding warrants. At September 30, 2017 and June 30, 2017, the aggregate intrinsic value of warrants vested and outstanding was approximately $157,000 and $149,000, respectively. As the warrants granted during the quarter ended September 30, 2017 were in connection with the notes, the fair value of the warrants was recorded as a reduction to the carrying amount of the notes.

The following summarizes the components of stock-based compensation expense which includes stock options and restricted stock in the consolidated statements of operations for the three months ended September 30, 2017 and 2016 (rounded to nearest $00):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Research and development	$7,100	$42,600
General and administrative	61,800	129,500
Total	$68,900	$172,100

NOTE 10 - RELATED PARTY TRANSACTIONS

Placement Agent

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement with Sandesh Seth, the Company’s Chairman of the Board. The effective date of the consulting agreement is June 30, 2015. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. In consideration for the services to be provided, the Company agreed to pay Mr. Seth $12,500 per month on an ongoing basis. On June 6, 2017, Mr. Seth resigned from the Company to focus his attention on matters external to Relmada. The Company agreed to continue its advisory and consulting arrangement with Mr. Seth until December 31, 2017.

Consulting Agreement

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement. Pursuant to the terms of the agreement, Mr. Shenouda will assist the Company with matters that may be requested by the Company. Mr. Shenouda will be paid a consulting fee of $10,000 per month. The term of the agreement is for one year. On November 13, 2017, Mr. Shenouda and the Company agreed to terminate the Consulting Agreement effective December 31, 2017.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

All litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. However, Management believes that the determination of the Counterclaim, even if unfavorable, would not materially affect the Company’s operations or financial position. The Company recorded no contingent liability or expense associated with litigation during the three months ended September 30, 2017.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

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

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of September 30, 2017, the balance of unearned interest income was approximately $91,600.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$33,176	$33,176	$-	$-	$-
Note payable	194,164	194,164	-	-	-
Convertible promissory notes payable	4,480,000	-	4,480,000
Total obligations	$4,707,340	$227,340	$4,480,000	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

In October 2017 2,150,000 options were granted to the directors of the Company. The options vest 6.25% per quarter from grant date and the exercise price shall be the closing of the Company’s common stock on October 20, 2017.

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

Results of Operations

For the Three Months Ended September 30, 2017 versus September 30, 2016

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016	Increase (Decrease)
Operating Expenses
General and administrative	$815,106	$1,252,444	$(437,338)
Research and Development	165,750	364,152	(198,402)
Total	$980,856	1,616,596	(635,740)

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2017 was approximately $815,000 compared to $1,252,000 for the three months ended September 30, 2016, a decrease of approximately $437,000. The decrease largely resulted from a reduction in staffing which accounted for $134,000 in salaries and benefits along with a stock-based compensation decrease of $68,000. Legal fees associated with the litigation proceeding decreased $100,000, facility expenses decreased $85,000, investor relations expenses decreased $55,000 and a net reduction of $30,000 in other expenses. These reductions were offset by the increase in patent legal flings of $106,000.

Research and Development Expense

Research and development expense for the three months ended September 30, 2017 was approximately $166,000 compared to $364,000 for the three months ended September 30, 2016, a decrease of $198,000. The decrease was driven by lower clinical trial expenses of $124,000, net decrease in salaries and outside services of approximately $58,000, reduction of $35,000 in stock based compensation expense and $20,000  increase in storage fees.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss for the three months ended September 30, 2017 and 2016 was approximately $5,700 and $80,000, respectively.

Net Loss

The net loss for the Company for the three months ended September 30, 2017 and 2016 was approximately $(982,000) and $(1,641,000) respectively. The Company had net loss of $(0.08) and $(0.14) per basic and diluted weighted average common share for the three months ended September 30, 2017 and 2016, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. At September 30, 2017, we have an accumulated deficit of $86,365,141. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products. As of November 8, 2017, we have cash on hand of approximately $6.0 million. We believe that we have enough cash on hand to fund our operations until the end of calendar year 2018.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Cash used in operating activities	$(979,048)	$(2,144,487)
Cash used in investing activities	(2,591)	(24,827)
Cash provided by (used in) financing activities	3,955,694	(109,234)
Net increase (decrease) in cash and cash equivalents	$2,974,055	$(2,278,548)

For the three months ended September 30, 2017, cash used in operating activities was $979,048 primarily due to the loss from operations for the three months ended September 30, 2017 of $981,686.

For the three months ended September 30, 2016, cash used in operating activities was $2,144,487 primarily due to the loss from operations for the three months ended September 30, 2016 of $1,640,581 combined with decreases in accounts payable and accrued expenses.

For the three months ended September 30, 2017 and 2016, cash used in investing activities was $2,591 and $24,827, respectively, due to purchases of fixed assets.

Net cash provided by financing activities for the three months ended September 30, 2017 was $3,955,694 due to proceeds raised through the promissory note financing. Net cash used in financing activities for the three months ended September 30, 2016 was $109,234 due to principal payments of a note payable.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2017 and June 30, 2017, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 11 in our Annual Report on Form 10-K for the year ended June 30, 2017 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2017 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Item 1.01. Entry into a Material Definitive Agreement.

On November 13, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement Termination Agreement (the “Agreement”) due to Mr. Shenouda taking on other full time responsibilities in the fourth quarter 2017. Pursuant to the terms of the Agreement, the Company and Mr. Shenouda agreed to terminate the Consulting Agreement, dated June 12, 2017, effective December 31, 2017. A copy of the Agreement is included as Exhibit 10.1 to this Form 10-Q.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

10.1	Consulting Agreement Termination Agreement, dated November 13, 2017, between Relmada Therapeutics, Inc. and Maged Shenouda.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: November 14, 2017	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal financial and Accounting Officer)

