Form 10-Q
period 2017-12-31
RELMADA THERAPEUTICS, INC.
filed 2018-02-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Month period ended December 31, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of February 12, 2018, there were 12,547,620 shares of common stock outstanding $0.001 par value per share outstanding.

Relmada Therapeutics, Inc.

Index

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	1
	Unaudited Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2017 and 2016	2
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016	3-4
	Notes to Unaudited Consolidated Financial Statements	5-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30

ITEM 1.	FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$5,939,524	$1,710,512
Other receivable	-	232,597
Lease payments receivable – short term	61,849	59,319
Prepaid expenses	240,446	472,489
Total current assets	6,241,819	2,474,917
Fixed assets, net of accumulated depreciation	3,776	2,315
Other assets	21,961	21,961
Lease payments receivable – long term	306,160	337,730

Total assets	$6,573,716	$2,836,923

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$286,056	$529,558
Accrued expenses	494,096	394,558
Note payable	111,235	276,670
Derivative liabilities	3,683,468	175,853

Total current liabilities	4,574,855	1,376,639

Promissory notes payable, net of discount of $6,105,078 and $0	1,277,703	-

Total liabilities	5,852,558	1,376,639

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,545,120 and 12,528,374 shares issued and outstanding, respectively	12,545	12,528
Additional paid-in capital	88,501,104	86,831,211
Accumulated deficit	(87,792,491)	(85,383,455)

Total stockholders’ equity	721,158	1,460,284

Total liabilities and stockholders’ equity	$6,573,716	$2,836,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Operating expenses:
Research and development	$150,720	$254,105	$316,470	$618,257
General and administrative	1,305,865	1,282,296	2,120,971	2,534,740
Total Operating Expenses	1,456,585	1,536,401	2,437,441	3,152,997
Loss from Operations	(1,456,585)	(1,536,401)	(2,437,441)	(3,152,997)

Other income (expenses):
Change in fair value of derivative liabilities	341,106	449,041	335,404	368,998
Interest income (expense), net	(311,871)	(378)	(309,349)	(1,229)
Other income	-	56,909	2,350	113,818
Total other income (expenses)	29,235	505,572	28,405	481,587
Net loss	$(1,427,350)	$(1,030,829)	(2,409,036)	(2,671,410)

Loss per common share – basic	$(0.11)	$(0.09)	(0.19)	(0.22)

Loss per common share – diluted	$(0.11)	$(0.09)	(0.19)	(0.22)
Weighted average number of common shares outstanding – basic and diluted	12,547,176	12,035,912	12,540,208	12,035,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(2,409,036)	$(2,671,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,130	43,744
Stock-based compensation	202,908	304,024
Change in fair value of derivative liabilities	(335,404)	(368,998)
Amortization of debt discount	207,781	-
Deferred rent liability	-	(3,836)
Changes in operating assets and liabilities:
Other receivable	232,597	-
Lease payment receivable	29,040	-
Prepaid expenses and other current assets	232,043	216,309
Accounts payable	(321,995)	(952,476)
Accrued expenses	50,274	(162,373)
		-
Net cash provided by (used in) operating activities	(2,110,662)	(3,595,016)

Cash flows from investing activities
Purchase of fixed assets	(2,591)	(27,261)
Net cash used in investing activities	(2,591)	(27,261)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees	6,507,700	-
Principal payments of note payable	(165,435)	(163,637)
Net cash provided by (used in) financing activities	6,342,265	(163,637)
Net increase (decrease) in cash and cash equivalents	4,229,012	(3,785,914)
Cash and cash equivalents at beginning of the period	1,710,512	8,500,207

Cash and cash equivalents at end of the period	$5,939,524	$4,714,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2017	2016

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,131	$2,227

Non-cash investing and financing transactions:
Issuances of common stock resulting from cashless exercise of warrants	$17	$-
Warrants issued to placement agent	$200,658	$-
Warrants issued to promissory note holders	$1,266,344	$-
Derivative liabilities associated with issuance of promissory notes	$3,843,019	$-
Accrued financing fees	$127,757	$-

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

Liquidity

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products. As of February 12, 2018, we have cash on hand of approximately $5.2 million. We believe that we have enough cash on hand to fund our operations for the next twelve months.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014, June 2014, September 2017, October 2017, and November 2017 have a down-round protection provisions was calculated with the Black Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility and the expected term is based upon the Company’s peer group and the expected term is based upon expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the six month period ended December 31, 2107, which have a redemption feature was estimated using the Monte Carlo pricing model. The assumptions used in the valuation model at December 31, 2017 considers the probability of redemption, the length of time to maturity and the value of the redemption feature.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2017
Derivative liabilities - warrant instruments	$-	$-	$43,695	$43,695
Derivative liability – embedded redemption feature			3,639,773	3,639,773
			3,683,468	3,683,468

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the six months ended December 31, 2017 and 2016

	Significant Unobservable Inputs (Level 3)
	December 31,	December 31,
	2017	2016
Beginning balance	$175,853	$892,503
Fair value of derivative liabilities for redemption feature of promissory notes payable	3,843,019	-
Change in fair value of derivative liabilities	(335,404)	(368,998)
Ending balance	$3,683,468	$523,505

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2017 and June 30, 2017, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, which among other changes reduces the federal corporate tax rate to 21%. We have conducted a preliminary review of the impact of the TCJA and do not anticipate it to have a material impact on our consolidated condensed financial statements primarily due to the valuation allowance recorded against our net deferred tax assets.

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2017 and June 30, 2017. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2014 through June 30, 2017.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of restricted stock, warrants for the purchase of common stock and stock options.

For the six months ended December 31, 2017 and 2016, potentially dilutive securities were not included in the calculation of diluted loss per share because to do so would be anti-dilutive.

	Six months ended
	December 31, 2017	December 31, 2016
Stock options	2,619,240	559,969
Restricted common stock	37,625	42,625
Common stock warrants	9,627,426	4,224,573
Total	12,284,291	4,827,167

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2017	June 30, 2017
Rent	$10,000	$3,300
Research and development	-	9,600
Insurance	173,500	344,000
Legal	17,300	64,800
Other	39,700	50,800

Total	$240,500	$472,500

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	December 31, 2017	June 30, 2017
Computer and Software	3 years	$6,900	$4,300
Less: accumulated depreciation		(3,100)	(2,000)
Fixed Assets		$3,800	$2,300

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2017	June 30, 2017
Accrued vacation	$64,900	$56,900
Professional fees	233,700	293,400
Accrued Offering Costs	122,000	-
Other	73,500	44,300
Total	$494,100	$394,600

NOTE 6 - NOTE PAYABLE

In June 2017, the Company entered into a note for approximately $276,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.05% per annum. The note matures on April 9, 2018. At December 31, 2017 and June 30, 2017, the note payable outstanding balances were approximately $111,200 and $276,700, respectively.

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum. The note matured on April 9, 2017 and was repaid during the year ended June 30, 2017.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At December 31, 2017 and June 30, 2017, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at December 31, 2017 and June 30, 2017.

The following is a summary of the assumptions used in the valuation model at December 31, 2017 and June 30, 2017:

	December 31,	June 30,
	2017	2017
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date	$0.75	$0.82
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (1)	1.83%	1.38%
Expected life in years	1.44	1.95
Expected volatility (2)	99.18%	106%
Expected dividend yields (3)	None	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

At December 31, 2017, the Company had Notes with a redemption feature which is not clearly and closely related to the host instrument and therefore is considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model at December 31, 2017.

The assumptions used in the valuation model at December 31, 2017 considers the probability of redemption, the length of time to maturity and value of the redemption feature.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – PROMISSORY NOTES PAYABLE

In September, October and November 2017 the Company issued two year Convertible Promissory Notes, (the “Notes”) and warrants, for aggregate gross proceeds of $4,480,000, $2,110,000 and $585,000 respectively. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at $0.75 per share. In addition, the Notes automatically convert at a discount upon the Company attaining an Equity Financing, as defined in the Note agreements. The warrants have a seven year term and are exercisable at $1.50 per share. The redemption features in the Notes is an embedded derivative which has been bifurcated and will be adjusted to fair value at each reporting period.

In connection with the Notes, the Company incurred fees to the placement agent and other professionals. In addition, the placement agent received 804,000 warrants exercisable into the Company’s common stock at $1.65 per share. The warrants had an aggregate fair value of approximately $200,700 using the Black Scholes option pricing model. The fees were recorded as a reduction to the Notes and will be amortized over the term of the Notes as additional interest using the effective interest method.

NOTE 9 - STOCKHOLDERS’ EQUITY

Exercise of warrants for non-cash

During the six months ended December 31, 2017, the Company issued approximately 16,700 shares of common stock resulting from the exercise on a non-cash basis of approximately 16,800 warrants.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 4,111,769. At December 31, 2017, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2017, 1,454,904 shares were available for future grants under the Plan. In February 2018, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 6,611,769.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

On February 13, 2017, Mr. Becker, the Company’s Chief Financial Officer, resigned and entered into a consulting agreement with the Company to provide financial, investor, digital media, and public relations services for the Company. As a result of Mr. Becker’s change from an employee to a consultant, his options and shares of restricted stock outstanding on such date continue to vest pursuant to the awards’ original terms and were reclassified as non-employee awards. The fair value of the awards will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed. On December 15, 2017 the consulting agreement with Mr. Becker lapsed. On December 1, 2017 he was granted 50,000 warrants.

On October 20, 2017, the Company awarded a total of 2,150,000 options to its chief executive officers and board members with exercise price of $0.81 and a 10-year term vesting over 4-year period. The options have an aggregated fair value of $1.4 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.14% (2) expected life of 6.25 years, (3) expected volatility of 99.93%, and (4) zero expected dividends.

At December 31, 2017, the Company had unrecognized stock-based compensation expense of approximately $1,588,000 related to unvested stock options over the weighted average remaining service period of 9.1 years.

A summary of the changes in options during the six months ended December 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2016	559,972	$6.41	6.7	$-
Forfeited	(90,732)	$8.34	-	$-
Issued	2,150,000	$0.81	9.8	$-
Outstanding and expected to vest at December 31, 2017	2,619,240	$1.75	9.1	$-
Options exercisable at December 31, 2017	414,890	$5.89	5.9	$-

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Restricted stock

A summary of the changes in restricted stock awards during the six months ended December 31, 2017, is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding restricted stock awards at June 30, 2017	42,625	$14.21
Forfeited	(5,000)	$15.25
Outstanding restricted stock awards at December 31, 2017	37,625	$14.07

There were no restricted stock awards granted during the six months ended December 31, 2017. Restricted stock grants vest over four years. During the six months ended December 31, 2017, 2,500 shares of restricted stock were vested and are to be issued. As of December 31, 2017, the Company had no unrecognized expense related to restricted stock grants as the outstanding restricted shares are fully vested.

Warrants

A summary of the changes in outstanding warrants during the six months ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding and vested at June 30, 2017	3,886,866	$7.71	2.4
Issued	5,757,330	$1.50	6.9
Exercised	(16,770)	$-	3.4
Outstanding and vested at December 31, 2017	9,627,426	$4.01	4.9

During the six months ended December 31, 2017, the Company issued an aggregate of 4,783,330 warrants to the Noteholders and 804,000 warrants to the placement agent in connection with the issuance of the Notes with an exercise price of $1.50 and $1.65 respectively. The warrants are non-cancellable, vest upon issuance and expire on the seventh anniversary of the warrant date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was approximately $1,467,000 based on the following assumption:

Risk free interest rate	2.13-2.27%
Dividend yield	0%
Volatility	83-85%
Expected term (in years) (A)	7.00

(A) call option value is calculated as the sum of intrinsic value plus 40% of time value

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

On December 1, 2017, the Company granted 50,000 warrants to a contractor with exercise price of $0.80, a 10-year term and vested immediately. The warrants have an aggregated fair value of $14,000 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.37% (2) expected life of 10 years, (3) expected volatility of 98.87%, and (4) zero expected dividends.

On December 28, 2017, the Company granted 120,000 warrants to a contractor with exercise price of $0.75 and a 10-year term vesting over 4-year period. The warrants have an aggregated fair value of $71,769 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.30% (2) expected life of 10 years, (3) expected volatility of 98.6%, and (4) zero expected dividends.

At December 31, 2017, and June 30, 2017, the Company had any unrecognized stock-based compensation expense of approximately $71,000 related to outstanding warrants. At December 31, 2017 and June 30, 2017, the aggregate intrinsic value of warrants vested and outstanding was approximately $124,000 and $149,000, respectively. For the warrants granted during the six months ended December 31, 2017 in connection with the issuance of the Notes, the fair value of the warrants was recorded as a reduction to the carrying amount of the Notes.

The following summarizes the components of stock-based compensation expense which includes stock options, restricted stock, and warrants in the consolidated statements of operations for the six months ended December 31, 2017 and 2016 (rounded to nearest $00):

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Research and development	$14,100	$64,100
General and administrative	188,800	240,000
Total	$202,900	$304,100

NOTE 10 - RELATED PARTY TRANSACTIONS

Placement Agent

On August 4, 2015, the Company entered into an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s former Chairman of the Board. The effective date of the Consulting Agreement was June 30, 2015. Mr. Seth provided advisory and consulting services to assist the Company. In consideration for these services, the Company paid Mr. Seth $12,500 per month on an ongoing basis. On June 6, 2017, Mr. Seth resigned from the Company to focus his attention on matters external to Relmada. The Company continued its advisory and consulting arrangement with Mr. Seth until December 31, 2017.

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations, financial position or cash flows.

All litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. However, Management believes that the determination of the Counterclaim, even if unfavorable, would not materially affect the Company’s operations, financial position or cash flows. The Company recorded no contingent liability or expense associated with litigation during the six months ended December 31, 2017.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

As of June 30, 2017, the Company changed its corporate headquarters to 750 Third Avenue, 9th Floor, New York, New York 10017 pursuant to a lease agreement. The monthly rental fee is $9,454 per month. The lease expires on July 31, 2018.

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

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of December 31, 2017, the balance of unearned interest income was approximately $91,600.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$65,018	$65,018	$-	$-	$-
Note payable	111,235	111,235	-	-	-
Convertible promissory notes payable	7,175,000	-	7,175,000	-	-
Total obligations	$7,351,253	$176,253	$7,175,000	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On January 16, 2018, the Company entered into an Intellectual Property Assignment Agreement (the “Assignment Agreement”) and License Agreement (the “License Agreement”) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the “Licensor”). Pursuant to the agreements, Relmada assigned its existing rights, including patents and patent applications, to d-Methadone in the context of psychiatric use to Licensor which then granted the Company under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the existing rights and certain further inventions regarding d-Methadone in the context of neurological and other uses.

In consideration of the rights granted to Relmada under the License Agreement, Relmada paid Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

The parties agree that to collaborate and cooperate in good faith in any further intellectual property development. The License Agreement may terminate under certain circumstances, including bankruptcy, failure to perform certain covenants (including, but not limited, to payment obligations and certain key man provisions), and invalidation or unenforceability of patent rights.

Relmada Therapeutics, Inc.

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

Our lead product candidate, d-Methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential CNS pathological conditions. We have completed Phase I single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase II program in treatment-resistant depression (TRD

In addition to the clinical development of d-Methadone, we have focused on advancing three additional products combining proven drug candidates with novel delivery methods to create new drugs and/or indications through the 505(b)(2) regulatory pathway. Product development plans for some of our products, such as BuTab, require the completion of a Phase I program before entering Phase III pivotal clinical trials using the 505(b)(2) regulatory pathway, subject to U.S. Food and Drug Administration (FDA) approval.

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

On January, 17, 2018 we announced that Relmada had acquired the global rights to develop and market dextromethadone for the treatment of neurological conditions including certain rare diseases with symptoms affecting the CNS.

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

Relmada is developing LevoCap ER under the 505(b)(2) regulatory pathway. Following an exchange of correspondence and meeting with the FDA in January 2017, we have defined a path forward for the Phase III clinical plan for LevoCap ER and new drug application (“NDA”) filing. In light of the promising data generated by the d-methadone studies and the focus on this program we are currently limiting the investments in LevoCap ER.

BuTab (REL-1028)

Our second-most-advanced novel version of a proven drug product, BuTab (REL-1028), represents novel formulations of oral, modified release buprenorphine as a potential therapeutic for both chronic pain and opioid dependence. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase I pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies. In light of the promising data generated by the d-methadone studies and the focus on this program we are currently limiting the investments in BuTab.

MepiGel (REL-1021)

MepiGel (REL-1021), is a proprietary topical dosage form of the local anesthetic mepivacaine for the treatment of painful peripheral neuropathies, such as painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy. Mepivacaine is an anesthetic (numbing medicine) that blocks the nerve impulses that send pain signals to the brain. It is chemically related to bupivacaine but pharmacologically related to lidocaine. Mepivacaine is currently indicated for infiltration, nerve block and epidural anesthesia. Relmada has received two FDA Orphan Drug Designations for mepivacaine, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia,” or PHN. We have selected the formulations to be advanced into clinical studies for MepiGel after the evaluation of results from in vitro and ex vivo studies comparing various topical prototypes of mepivacaine that were conducted by MedPharm Ltd, a specialist formulation development company recognized internationally for its expertise in topical and transdermal products. Multiple toxicology studies were successfully conducted and completed in 2015. In light of the promising data generated by the d-methadone studies and the focus on this program we are currently limiting the investments in Mepigel.

Results of Operations

For the Three Months Ended December 31, 2017 versus December 31, 2016

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016	Increase (Decrease)
Operating Expenses
General and administrative	$1,305,865	$1,282,296	$23,569
Research and Development	150,720	254,105	(103,385)
Total	$1,456,585	1,536,401	(79,816)

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2017 was approximately $1,306,000 compared to $1,282,000 for the three months ended December 31, 2016, an increase of approximately $24,000.

The increase in general and administrative expenses was due to an increase in patent legal fees of $327,000, an increase in litigation expense of $118,000, partially offset by reductions of staffing costs of $87,700, reduced professional fees of $141,000, as well as reduced general administrative expenses of $181,000.

Research and Development Expense

Research and development expense for the three months ended December 31, 2017 was approximately $151,000 compared to $254,000 for the three months ended December 31, 2016, a decrease of $103,000. The decrease was due to reduction in R&D salaries of approximately $102,000 and reduction of $14,000 in stock-based compensation expense, partially offset by an increase in R&D project expenses of $13,000.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain for the three months ended December 31, 2017 and 2016 was approximately $341,000 and $449,000, respectively. Interest expense for the three months ended December 31, 2017 and 2016 was approximately $312,000 and $400, respectively. The increase in interest expense was resulted from the issuances of two-year convertible promissory notes payable.

Net Loss

The net loss for the Company for the three months ended December 31, 2017 and 2016 was approximately $1,427,000 and $1,031,000, respectively. The Company had loss of $0.11 and $0.09 per basic and diluted weighted average common share for the three months ended December 31, 2017 and 2016, respectively. The increase was due to an increase in litigation expense.

Results of Operations

For the Six Months Ended December 31, 2017 versus December 31, 2016

	Six Months Ended	Six Months Ended
	December 31, 2017	December 31, 2016	Increase (Decrease)
Operating Expenses
General and administrative	$2,120,971	$2,534,740	$(413,769)
Research and Development	316,470	618,257	(301,787)
Total	$2,437,441	3,152,997	(715,556)

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2017 was approximately $2,121,000 compared to $2,535,000 for the six months ended December 31, 2016, a decrease of approximately $414,000.

The decrease in general and administrative expenses was mainly due to a reduction of staffing costs of $250,000, reduced rent expense of $107,000, reduced investor advisory expense $101,000, reduced stock-based compensation of $51,200 as well as other reductions to general administrative expenses. These decreases to general and administrative expenses were offset by additional patent expenses of $433,000 and legal litigation expenses of $101,000.

Research and Development Expense

Research and development expense for the six months ended December 31, 2017 was approximately $316,000 compared to $618,000 for the six months ended December 31, 2016, a decrease of $302,000. The decrease was due to reduction in R&D salaries of approximately $245,000, reduction of $50,000 in stock based compensation expense, and reduction in clinical trial expenses of $7,000.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain for the six months ended December 31, 2017 and 2016 was approximately 335,000 and $369,000, respectively. Interest expense for the six months ended December 31, 2017 and 2016 was approximately $312,000 and $1,000, respectively. The increase in interest expense was resulted from the issuances of two-year convertible promissory notes payable.

Net Loss

The net loss for the Company for the six months ended December 31, 2017 and 2016 was approximately $2,409,000 and $2,671,000, respectively. The Company had loss of $0.19 and $0.22 per basic and diluted weighted average common share for the six months ended December 31, 2017 and 2016, respectively. The decrease was mainly due to reduced staffing costs, stock-based compensation and investor advisory expense.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. At December 31, 2017, we have an accumulated deficit of $87,792,491. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products. As of February 12, 2018, we have cash on hand of approximately $5.2 million. We believe that we have enough cash on hand to fund our operations for the next twelve months.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Cash used in operating activities	$(2,110,662)	$(3,595,016)
Cash used in investing activities	(2,591)	(27,261)
Cash provided by (used in) financing activities	6,342,265	(163,637)
Net increase (decrease) in cash and cash equivalents	$4,229,012	$(3,785,914)

For the six months ended December 31, 2017, cash used in operating activities was $ (2,110,662) primarily due to the loss from operations for the six months ended December 31, 2017 of $2,409,036.

For the six months ended December 31, 2016, cash used in operating activities was $3,595,016 primarily due to the loss from operations for the six months ended December 31, 2016 of $2,671,410 and a decrease in both accounts payable and accrued expenses, partially offset by non-cash item including stock-based compensation expenses and depreciation expense.

For the six months ended December 31, 2017 and 2016, cash used in investing activities was $2,591 and $27,261 respectively, due to purchases of fixed assets.

Net cash provided by financing activities for the six months ended December 31, 2017 was $6,342,265 due to proceeds raised through the Promissory Note Financing. Net cash used in financing activities for the six months ended December 31, 2016 was $163,637 due to principal payments of a note payable.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2017 and June 30, 2017, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2017 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ’‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s motion, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Management believes that the Company has good defenses to all of Babul’s claims, and that the outcome of the Babul litigation, even if unfavorable, would not materially affect the Company’s operations, financial position or cash flows. However, litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

4.1	Form of Convertible Promissory Note	Attached

4.2	Form of Warrant to Purchase Common Stock	Attached

10.1	Form of Note and Warrant Purchase Agreement	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2018	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal financial and Accounting Officer)

