Form 10-Q
period 2018-03-31
RELMADA THERAPEUTICS, INC.
filed 2018-05-14
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 14, 2018, there were 12,548,870 shares of common stock, $0.001 par value per share outstanding.

Relmada Therapeutics, Inc.

Index

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	1
	Unaudited Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2018 and 2017	2
	Unaudited Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2018 and 2017	3-4
	Notes to Unaudited Consolidated Financial Statements	5-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
SIGNATURES		31

ITEM 1.	FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$4,257,626	$1,710,512
Other receivable	-	232,597
Lease payments receivable – short term	63,153	59,319
Prepaid expenses	160,279	472,489
Total current assets	4,481,058	2,474,917
Fixed assets, net of accumulated depreciation	3,208	2,315
Other assets	21,599	21,961
Lease payments receivable – long term	289,874	337,730

Total assets	$4,795,739	$2,836,923

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,091,582	$529,558
Accrued expenses	458,584	394,558
Note payable	27,880	276,670
Derivative liabilities	3,957,406	175,853

Total current liabilities	5,535,452	1,376,639

Promissory notes payable, net of discount of $5,628,720 and $0	1,576,280	-

Total liabilities	7,111,732	1,376,639

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,548,870 and 12,528,374 shares issued and outstanding, respectively	12,548	12,528
Additional paid-in capital	88,665,834	86,831,211
Accumulated deficit	(90,994,375)	(85,383,455)

Total stockholders’ (deficit) equity	(2,315,993)	1,460,284

Total liabilities and stockholders’ (deficit) equity	$4,795,739	$2,836,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,666,902	$490,691	$1,983,372	$1,108,948
General and administrative	883,009	1,792,261	3,003,980	4,327,001
Total Operating Expenses	2,549,911	2,282,952	4,987,352	5,435,949
Loss from Operations	(2,549,911)	(2,282,952)	(4,987,352)	(5,435,949)

Other income (expenses):
Change in fair value of derivative liabilities	(254,862)	244,075	80,542	613,073
Interest (expense) income, net	(397,111)	473	(706,460)	(756)
Other income	-	56,910	2,350	170,728
Total other (expense) income	(651,973)	301,458	(623,568)	783,045
Net loss	$(3,201,884)	$(1,981,494)	$(5,610,920)	$(4,652,904)

Loss per common share – basic and diluted	$(0.26)	$(0.16)	$(0.45)	$(0.39)
Weighted average number of common shares outstanding – basic and diluted	12,547,620	12,035,912	12,542,678	12,035,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(5,610,920)	$(4,652,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,698	67,012
Stock-based compensation	365,173	412,583
Change in fair value of derivative liabilities	(80,542)	(613,073)
Amortization of debt discount	501,203	-
Changes in operating assets and liabilities:
Other receivable	232,597	-
Lease payment receivable	44,022	-
Prepaid expenses and other assets	312,572	310,542
Accounts payable	483,531	(924,280)
Accrued expenses	14,761	(48,411)
Other long-term liabilities	-	(1,493)
Net cash used in operating activities	(3,735,905)	(5,450,024)

Cash flows from investing activities
Purchase of fixed assets	(2,591)	(47,488)
Net cash used in investing activities	(2,591)	(47,488)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees	6,534,400	-
Principal payments of note payable	(248,790)	(246,087)
Net cash provided by (used in) financing activities	6,285,610	(246,087)
Net increase (decrease) in cash and cash equivalents	2,547,114	(5,743,599)
Cash and cash equivalents at beginning of the period	1,710,512	8,500,207

Cash and cash equivalents at end of the period	$4,257,626	$2,756,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2018	2017

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,738	$2,651

Non-cash investing and financing transactions:
Warrants issued to promissory note holders	$1,268,813	$-
Warrants issued to placement agent	$200,658	$-
Derivative liabilities associated with issuance of promissory notes	$3,862,095	$-
Financing fees in accounts payable and accrued expenses	$127,757	$-
Issuances of common stock resulting from cashless exercise of warrants	$17	$-
Issuance of vested shares of restricted stock	$38	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-Methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders. REL-1017 is in Phase II for the treatment of major depressive disorder.

In addition, the Company has a portfolio of three 505b2 product candidates at various stages of development. These products are: LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

Liquidity

We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue, if any, from its potential products.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provision that was calculated with the Black Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility is based upon the Company’s historical volatility and the expected term is based upon the expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the nine month period ended March 31, 2018, which have a redemption feature was estimated using the Monte Carlo pricing model. The assumptions used in the valuation model at March 31, 2018 consider the probability of redemption, the length of time to maturity and the value of the redemption feature.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$22,077	$22,077
Derivative liability – embedded redemption feature			3,935,329	3,935,329
			$3,957,406	$3,957,406

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the nine months ended March 31, 2018 and 2017.

	Significant Unobservable Inputs (Level 3)
	March 31, 2018	March 31, 2017

Beginning balance	$175,853	$892,503
Fair value of derivative liabilities for redemption feature of issued promissory notes payable	3,862,095	-
Change in fair value of derivative liabilities	(80,542)	(613,073)
Ending balance	$3,957,406	$279,430

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2018 and June 30, 2017, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2018 and June 30, 2017. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2014 through June 30, 2017.

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

For the three and nine months ended March 31, 2018, the following potentially dilutive securities were not included in the calculation of diluted loss per share because to do so would be anti-dilutive.

Three and Nine Months ended March 31, 2018
Stock options	2,573,240
Common stock warrants	9,816,025
Total	12,389,265

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2018	June 30, 2017
Rent	$-	$3,300
Research and development	25,000	9,600
Insurance	74,900	344,000
Legal	11,000	64,800
Other	49,400	50,800

Total	$160,300	$472,500

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	March 31, 2018	June 30, 2017
Computer and Software	3 years	$6,900	$4,300
Less: accumulated depreciation		(3,700)	(2,000)
Fixed Assets		$3,200	$2,300

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2018	June 30, 2017
Accrued vacation	$65,300	$56,900
Professional fees	106,200	293,400
Interest on Promissory Notes	245,000	-
Other	42,100	44,300
Total	$458,600	$394,600

NOTE 6 - NOTE PAYABLE

In June 2017, the Company entered into a note for approximately $276,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.05% per annum. The note matures on April 9, 2018. At March 31, 2018 and June 30, 2017, the note payable outstanding balances were approximately $27,900 and $276,700, respectively.

In June 2016, the Company entered into a note for approximately $273,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.1% per annum. The note matured on April 9, 2017 and was repaid during the year ended June 30, 2017.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At March 31, 2018 and June 30, 2017, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at March 31, 2018 and June 30, 2017.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - DERIVATIVE LIABILITIES (continued)

The following is a summary of the assumptions used in the valuation model at March 31, 2018 and June 30, 2017:

	March 31,	June 30,
	2018	2017
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date	$0.89	$0.82
Exercise price	$7.50 and 11.25	$7.50 and 11.25
Risk free interest rate (1)	2.18%	1.38%
Expected life in years	1.19	1.95
Expected volatility (2)	91.6%	106%
Expected dividend yields (3)	None	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The Company has promissory notes with a redemption feature which is not clearly and closely related to the host instrument and therefore is considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model. The assumptions used in the valuation model considers the probability of redemption, the length of time to maturity and value of the redemption feature.

NOTE 8 – PROMISSORY NOTES PAYABLE

During the nine months ended March 31, 2018 the Company issued two year Convertible Promissory Notes, (the “Notes”) and warrants, for aggregate gross proceeds of $7,205,000, or $6,534,000, net of direct debt issuance costs. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at $0.75 per share. In addition, the Notes automatically convert at a discount upon the Company attaining an Equity Financing, as defined in the Note agreements. The warrants have a seven year term and are exercisable at $1.50 per share. The redemption features in the Notes is an embedded derivative which has been bifurcated and will be adjusted to fair value at each reporting period.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY

Exercise of warrants for non-cash

During the nine months ended March 31, 2018, the Company issued approximately 16,800 shares of common stock resulting from the exercise on a non-cash basis of approximately 16,800 warrants.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 4,111,769. In February 2018, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 6,611,769. At March 31, 2018, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2018, 4,000,904 shares were available for future grants under the Plan.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

On February 13, 2017, Mr. Becker, the Company’s Chief Financial Officer, resigned and entered into a consulting agreement with the Company to provide financial, investor, digital media, and public relations services for the Company. As a result of Mr. Becker’s change from an employee to a consultant, his options and shares of restricted stock outstanding on such date continued to vest pursuant to the awards’ original terms and were reclassified as non-employee awards. The fair value of the awards will be re-measured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed. On December 15, 2017 the consulting agreement with Mr. Becker lapsed. On December 1, 2017 he was granted 50,000 warrants.

On October 20, 2017, the Company awarded a total of 2,150,000 options to its chief executive officers and board members with an exercise price of $0.81 and a 10-year term vesting over 4-year period. The options have an aggregated fair value of $1.4 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.14% (2) expected life of 6.25 years, (3) expected volatility of 99.93%, and (4) zero expected dividends.

At March 31, 2018, the Company had unrecognized stock-based compensation expense of approximately $1,455,000 related to unvested stock options over the weighted average remaining service period of 3.3 years.

A summary of the changes in options during the nine months ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2017	559,972	$6.41		-
Forfeited	(136,732)	$9.40
Issued	2,150,000	$0.81
Outstanding and expected to vest at March 31, 2018	2,573,240	$1.57	8.9	$172,000
Options exercisable at March 31, 2018	509,700	$4.10	6.6	$10,750

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Restricted stock

A summary of the changes in restricted stock awards during the nine months ended March 31, 2018, is as follows:

	Number of Shares	Weighted Average Price Per Share
Unvested and unissued restricted stock awards at June 30, 2017	8,750	$15.25
Vested and issued	(3,750)	15.25
Forfeited	(5,000)	$15.25
Unvested and unissued restricted stock awards at March 31, 2018	-	$-

There were no restricted stock awards granted during the nine months ended March 31, 2018. Restricted stock grants vest over four years. As of March 31, 2018, the Company had no unvested and unissued restricted stock outstanding.

Warrants

A summary of the changes in outstanding warrants during the nine months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding and vested at June 30, 2017	3,886,866	$7.71	2.4
Issued	5,945,930	$1.50	6.6
Exercised	(16,769)	$0.001	3.1
Outstanding and vested at March 31, 2018	9,816,027	$3.96	4.7

During the nine months ended March 31, 2018, the Company issued an aggregate of 4,803,330 warrants to the note holders and 804,000 warrants to the placement agent in connection with the issuance of the Notes with an exercise price of $1.50 and $1.65 respectively. The warrants are non-cancellable, vest upon issuance and expire on the seventh anniversary of the warrant date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was approximately $1,469,500 based on the following assumption:

Risk free interest rate	2.13-2.57%
Dividend yield	0%
Volatility	83-85%
Expected term (in years)	7.00

Call option value is calculated as the sum of intrinsic value plus 25-40% of time value

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

On December 28, 2017, the Company granted 120,000 warrants to a contractor with exercise price of $0.75 and a 10-year term vesting over 4-year period. At March 31, 2018 warrants were revalued to have an aggregated fair value of $86,641 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.62% (2) expected life of 6 years, (3) expected volatility of 99.4%, and (4) zero expected dividends.

On February 21, 2018, the Company granted 24,000 warrants to a consultant with exercise price of $0.75. The warrants are non-cancellable, vest upon issuance and expire on the seventh anniversary of the warrant date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was approximately $3,620. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.86% (2) expected life of 7 years, (3) expected volatility of 99.20%, and (4) zero expected dividends.

On February 21, 2018, the Company granted 144,600 warrants to a consultant with exercise price of $1.65. The warrants are non-cancellable, vest upon issuance and expire on the seventh anniversary of the warrant date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was approximately $19,700. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.86% (2) expected life of 7 years, (3) expected volatility of 99.20%, and (4) zero expected dividends.

At March 31, 2018, and June 30, 2017, the Company had approximately $81,000 and $0, respectively of unrecognized stock-based compensation related to outstanding warrants. At March 31, 2018 and June 30, 2017, the aggregate intrinsic value of warrants vested and outstanding was approximately $172,000 and $149,000, respectively. For the warrants granted during the nine months ended March 31, 2018 in connection with the issuance of the Notes, the fair value of the warrants was recorded as a reduction to the carrying amount of the Notes.

The following summarizes the components of stock-based compensation expense which includes stock options, restricted stock, and warrants in the consolidated statements of operations for the nine months ended March 31, 2018 and 2017 (rounded to nearest $00):

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Research and development	$44,500	$85,300
General and administrative	320,700	327,300
Total	$365,200	$412,600

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

Consulting Agreement

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement. Pursuant to the terms of the Agreement, Mr. Shenouda will assist the Company with matters that may be requested by the Company. Mr. Shenouda will be paid a consulting fee of $10,000 per month. The term of the agreement was for one year. On November 13, 2017, Mr. Shenouda and the Company agreed to terminate the Consulting Agreement effective December 31, 2017.

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

All litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. However, Management believes that the determination of the Counterclaim, even if unfavorable, would not materially affect the Company’s operations, financial position or cash flows. The Company recorded no contingent liability or expense associated with litigation during the nine months ended March 31, 2018.

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

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of March 31, 2018, the balance of unearned interest income was approximately $76,100.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$37,816	$37,816	$-	$-	$-
Note payable	27,880	27,880	-	-	-
Convertible promissory notes payable	7,205,000	-	7,205,000	-	-
Total obligations	$7,270,696	$65,696	$7,205,000	$-	$-

The Company contracts with various organizations to conduct research and development activities, including clinical trial organizations to manage clinical trial activities. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In the event of a cancellation, the Company estimates it would be liable for approximately $253,800.

NOTE 12 – SUBSEQUENT EVENTS

Effective April 2, 2018 the Company entered into an employment agreement with Ottavio V. Vitolo, M.D. pursuant to which Dr Vitolo serves as the Company’s Senior Vice President, Head of R&D and Chief Medical Officer. Dr. Vitolo’s employment agreement provides for the issuance of stock options to purchase 300,000 shares of the company’s common stock, issuable pursuant to the 2014 plan. These options will vest as follows: twenty-five percent of the initial grant vests on the first anniversary of the grant date and the remaining seventy-five percent of each of the options vest in equal quarterly increments of 6.25% of the initial option grant over the following three year period, subject to Dr. Vitolo’s continuing service with the Company.

Relmada Therapeutics, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report, which may cause our, or our industry’s, actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

BUSINESS OVERVIEW

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-Methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

Our lead product candidate, d-methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have completed Phase I single and multiple ascending dose studies. A Phase II study in major depressive disorder has been initiated.

We believe that d-methadone is an NMDA receptor antagonist with potential applicability in a number of disease indications which mitigates risk and offers significant upside.

In addition, the Company has a portfolio of three 505b2 product candidates at various stages of development. These products are: LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

d-Methadone (dextromethadone, REL-1017) and Major Depressive Disorder

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

Recent studies have shown that ketamine, a drug known previously as an anesthetic, can lift depression in many patients within hours. Like d-methadone, ketamine is an NMDA receptor antagonist. However, it is unlikely that ketamine itself will become a practical treatment for most cases of depression. It must be administered through intravenous infusion or intranasally, requiring a hospital setting, and more importantly can potentially trigger adverse side effects including psychedelic symptoms (hallucinations, memory defects, panic attacks), nausea/vomiting, somnolence, cardiovascular stimulation and, in a minority of patients, hepatoxicity. Ketamine also hasn’t been thoroughly studied for long-term safety and effectiveness, and the FDA hasn’t approved it to treat depression.

d-Methadone Overview and Mechanism of Action

d-Methadone’s mechanism of action, as a non-competitive NMDA channel blocker or antagonist, is fundamentally differentiated from all currently FDA-approved antidepressants, as well as all atypical antipsychotics used adjunctively with standard, FDA-approved antidepressants. Working through the same brain mechanisms as ketamine but potentially lacking its adverse side effects, Relmada’s d-methadone is being developed as a rapidly acting, oral agent for the treatment of depression and/or other potential CNS pathological conditions.

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

Racemic methadone has been used since the 1950s as a treatment for opioid addiction and has remained the primary therapy for this condition for more than 40 years. Methadone is a highly lipophilic molecule that is suitable for a variety of administration routes, with oral bioavailability close to 80%.

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

NMDA receptors are present in many parts of the central nervous system and play important roles in regulating neuronal activity and promoting synaptic plasticity in brain areas important for cognitive functions such as executive function, learning and memory. Based on these premises, d-methadone is potentially a platform that could be developed and could show benefits in several different CNS indications.

d-Methadone Phase I Clinical Safety Studies

The safety data from two Company-funded d-methadone Phase I clinical safety studies and a third study conducted by researchers at Memorial Sloan-Kettering Cancer Center indicate that d-Methadone was safe and well tolerated in both healthy subjects and cancer patients at all projected therapeutic doses tested.

In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-Methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-Methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-methadone to determine the maximum tolerated dose, defined as the highest dose devoid of unacceptable adverse events. In the MAD study, healthy subjects received daily oral doses of d-methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, we reported that d-methadone demonstrated an acceptable safety profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore even higher single doses of d-Methadone. In June 2015, the Company successfully completed the SAD study identifying the maximum tolerated dose and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-methadone with a favorable side effect and tolerability profile. The data from these studies was used to design a Phase2a study in patients with depression.

d-Methadone In Vivo Study for Depression

In May 2016, we announced the results of an in vivo study showing that administration of d-Methadone results in antidepressant-like effects in a well-validated animal model of depression, known as the forced swim test (FST), providing preclinical support for its potential as a novel treatment of depression.

According to the Journal of Visualized Experiments, the FST is based on the assumption that when placing an animal in a container filled with water, it will first make efforts to escape by swimming or climbing, but eventually will exhibit “immobility” that may be considered to reflect a measure of behavioral despair. This test has been extensively used because it involves the exposure of the animals to stress, which was shown to have a role in the tendency for major depression. Additionally, the FST has been shown to be influenced by some of the factors that are altered by or worsen depression in humans, including changes in food consumption and sleep abnormalities. The main advantages of this procedure are that it is relatively easy to perform and that its results are easily and quickly analyzed. Importantly, the FST’s sensitivity to a broad range of antidepressant drugs makes it a suitable screening test and is one of the most important features leading to its high predictive validity.

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

Phase II Program for d-Methadone in Depression

Combined with the results of our Phase I studies, the encouraging results of in vivo and in vitro studies strongly support further evaluation of d-methadone in a Phase II study as a rapidly acting, oral agent for the treatment of major depressive disorder. Relmada filed an Investigational New Drug (“IND”) application for the Phase II study with the FDA, which was accepted on January 25, 2017.

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

In February 2018 Relmada initiated its Phase II study of d-methadone in patients with major depressive disorder.

d-Methadone (dextromethadone, REL-1017) in other indications

d-Methadone’s mechanism of action, as a non-competitive NMDA channel blocker or antagonist, has applicability beyond depression. Relmada is currently running preclinical studies in additional indications, which include Rett syndrome.

LevoCap ER (REL-1015)

LevoCap ER (REL-1015) is a novel version of a proven drug product. LevoCap ER -is an extended release, abuse deterrent, and proprietary formulation of levorphanol (levo-3-hydroxy-N-methyl-morphinan), a unique, broad spectrum opioid with additional “non-opioid” mechanisms of action. In particular, levorphanol binds to all three opioid receptor subtypes involved in analgesia (mu, kappa, and delta), the NMDA receptor, and the norepinephrine and serotonin reuptake pumps, whereas morphine, oxycodone, hydrocodone, and other opioids are highly selective for the mu receptor subtype. Due to its multi-modal mechanism of action, levorphanol could achieve analgesia in patients resistant to other strong opioids. In clinical studies, levorphanol has demonstrated a remarkably broad spectrum of analgesic activity against many different types of pain including neuropathic pain, post-surgical pain, and chronic pain in patients refractory to other opioids.

Levorphanol is a potent opioid analgesic first introduced in the U.S. around 1953 for the treatment of moderate to severe pain where an opioid analgesic is appropriate. Extended-release (long-acting opioid) agents may be preferable to immediate release formulations due to better patient adherence, less dose-watching, and result in improved sleep. Both immediate- and extended-release opioids can potentially be crushed to produce concentrated drug with greater appeal to abusers. Intentional crushing or extracting the active ingredient from the extended-release dosage form by addicts and recreational drug users can destroy the timed-release mechanism and result in a rapid surge of drug into the bloodstream for the purpose of achieving a high or euphoric feeling. Serious side effects and death have been reported from such misuse.

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

LevoCap ER can be developed under the 505(b)(2) regulatory pathway. Following an exchange of correspondence and meeting with the FDA in January 2017, we have defined a path forward for the Phase 3 clinical study for LevoCap ER and a new drug application (“NDA”) filing. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in LevoCap ER.

BuTab (REL-1028)

BuTab (REL-1028) represents a novel formulation of oral, modified release buprenorphine as a potential therapeutic for both chronic pain and opioid dependence. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase I pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies. BuTab can be developed under the 505(b)(2) regulatory pathway. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in BuTab.

MepiGel (REL-1021)

MepiGel (REL-1021), is a proprietary topical dosage form of the local anesthetic mepivacaine for the treatment of painful peripheral neuropathies, such as painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy. Mepivacaine is an anesthetic (numbing medicine) that blocks the nerve impulses that send pain signals to the brain. It is chemically related to bupivacaine but pharmacologically related to lidocaine. Mepivacaine is currently indicated for infiltration, nerve block and epidural anesthesia. Relmada has received two FDA Orphan Drug Designations for mepivacaine, one each for “the treatment of painful HIV-associated neuropathy” and for “the management of postherpetic neuralgia,” or PHN. We have selected the formulations to be advanced into clinical studies for MepiGel after the evaluation of results from in vitro and ex vivo studies comparing various topical prototypes of mepivacaine that were conducted by MedPharm Ltd, a specialist formulation development company recognized internationally for its expertise in topical and transdermal products. Multiple toxicology studies were successfully conducted and completed in 2015. MepiGel can be developed under the 505(b)(2) regulatory pathway. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in MepiGel.

Results of Operations

For the Three Months Ended March 31, 2018 versus March 31, 2017

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017	Increase (Decrease)
Operating Expenses
General and administrative	$883,009	$1,792,261	$(909,252)
Research and Development	1,666,902	490,691	1,176,211
Total	$2,549,911	$2,282,952	$266,959

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2018 was approximately $883,000 compared to $1,792,000 for the three months ended March 31, 2017, a decrease of approximately $909,000

The decrease in general and administrative expenses was due to decreases in litigation expense of $570,000, a decrease of rent of $99,000, a decrease of compensation expense of $186,000, and decrease of $110,000 in other G&A expenses. These reductions were partially offset by increases in stock based compensation of $45,000 and other professional services and investor relations expense of approximately $11,000.

Research and Development Expense

Research and development expense for the three months ended March 31, 2018 was approximately $1,667,000 compared to $491,000 for the three months ended March 31, 2017, an increase of $1,176,000.

The increase was due to increase in R&D project expenses of $1,263,000 which was partially of offset by a decrease in R&D compensation related expenses of $87,000.

Other (Expense) Income

The change in the fair value of derivative liabilities was a non-cash unrealized loss of approximately $255,000 for the three months ended March 31, 2018 compared to a non-cash unrealized gain of $244,000 for the three months end March 31, 2017. Interest (expense) income for the three months ended March 31, 2018 and 2017 was approximately $397,000 and $500, respectively. The increase in interest expense resulted from the issuances of two-year convertible promissory notes payable.

Net Loss

The net loss for the Company for the three months ended March 31, 2018 and 2017 was approximately $3,202,000 and $1,981,000 respectively. The Company had losses of $0.26 and $0.16 per basic and diluted weighted average common share for the three months ended March 31, 2018 and 2017, respectively. The increase in loss per share was due to increased R&D expenses associated with the initiation of the Phase II trial of d-methadone in depression.

Results of Operations

For the Nine Months Ended March 31, 2018 versus March 31, 2017

	Nine Months Ended	Nine Months Ended
	March 31, 2018	March 31, 2017	Increase (Decrease)
Operating Expenses
General and administrative	$3,003,980	$4,327,001	$(1,323,021)
Research and Development	1,983,372	1,108,948	874,424
Total	$4,987,352	$5,435,949	$(448,597)

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2018 was approximately $3,004,000 compared to $4,327,000 for the nine months ended March 31, 2017, a decrease of approximately $1,323,000.

The decrease in general and administrative expenses was mainly due to a reduction of litigation expenses of $470,000, reduction of staffing costs of $441,000, reduced rent expense of $206,000, reduced professional services fees of $205,000, reduced investor advisory expense of $93,000, as well as other reductions of $355,000 in general administrative expenses. These decreases to general and administrative expenses were offset by additional patent expenses of $447,000.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2018 was approximately $1,983,000 compared to $1,109,000 for the nine months ended March 31, 2017, an increase of $874,000. The increase in R&D project expenses was due to approximately $1,256,000 of increased R&D project expenses driven by the initiation of the Phase 2 trial in depression, offset by a reduction in R&D compensation costs of approximately $382,000.

Other (Expense) Income

The change in the fair value of derivative liabilities was a non-cash unrealized gain for the nine months ended March 31, 2018 and 2017 of approximately $81,000 and $613,000, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 was approximately $706,000 and $750, respectively. The increase in interest expense resulted from the issuances of two-year convertible promissory notes payable.

Net Loss

The net loss for the Company for the nine months ended March 31, 2018 and 2017 was approximately $5,611,000 and $4,653,000, respectively. The Company had losses of $0.45 and $0.39 per basic and diluted weighted average common share for the nine months ended March 31, 2018 and 2017, respectively. The increase was mainly due to increased R&D project expense and interest expense on convertible promissory notes payable.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. At March 31, 2018, we have an accumulated deficit of $90,994,000. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products. As of May 14, 2018, we have cash on hand of approximately $3,600,000.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Cash used in operating activities	$(3,735,905)	$(5,450,024)
Cash used in investing activities	(2,591)	(47,488)
Cash provided by (used in) financing activities	6,285,610	(246,087)
Net increase (decrease) in cash and cash equivalents	$2,547,114	$(5,743,599)

For the nine months ended March 31, 2018, cash used in operating activities was $(3,735,905) primarily due to the loss from operations for the nine months ended March 31, 2018 of $5,610,920.

For the nine months ended March 31, 2017, cash used in operating activities was $5,450,024 primarily due to the loss from operations for the nine months ended March 31, 2017 of $4,652,904 and a decrease in both accounts payable and accrued expenses, partially offset by non-cash item including stock-based compensation expenses and depreciation expense.

For the nine months ended March 31, 2018 and 2017, cash used in investing activities was $2,591 and $47,488 respectively, due to purchases of fixed assets.

Net cash provided by financing activities for the nine months ended March 31, 2018 was $6,285,610 due to proceeds raised through the Promissory Note Financing. Net cash used in financing activities for the nine months ended March 31, 2017 was $246,087 due to principal payments of a note payable.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2018 and June 30, 2017, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2018 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer / principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer / Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 17, 2018, the Company issued a 7% Convertible Promissory Note, pursuant to a Note and Warrant Purchase Agreement (the “Purchase Agreement”), among the Company and an accredited investor. The securities sold consisted of a $30,000 7% convertible note (the “Note”), and a warrant to purchase 20,000 shares of our common stock par value $0.001 per share (collectively, the “Warrants”) at an exercise price of $1.50 per share, subject to adjustment.

The term of the Note is two years (the “Maturity Date”). The Note shall be automatically convertible if, prior to the Maturity Date, the Company shall issue Convertible Promissory Notes and shares of Common Stock in an equity financing to one or more investors in which the total gross proceeds of such issuance of notes or sale of shares of Common Stock equals or exceeds $10 million (including the principal sum due under the Notes) (the “Equity Financing”). At the final closing of the Equity Financing in which the Company has raised an aggregate of $10 million in gross proceeds, the principal sum of the Notes, together with all accrued, but unpaid, interest and all other fees, costs and charges, if any, will be automatically convertible, in whole but not in part, into that number of fully paid, validly issued and non-assessable shares of Common Stock equal to the quotient of the principal sum and interests divided by the lower of (a) $0.75 or (b) eighty percent (80%) of the price per share paid by the investors in the Equity Financing. The Warrants are exercisable for a period of seven years from the date of issuance and are cash exercise only.   In addition, anytime on or before the Maturity Date, at the option of the investor, investor may elect to exercise to convert the outstanding principal amount and interest of the Notes into shares of Common Stock at a price of $0.75 per share. The issuances of the Company Note and Warrants described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On May 12, 2018, the Company executed an amendment to the Company’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan Amendment”). The Plan Amendment increases the number of shares of common stock that the Company is authorized to issue under the plan to 6,611,768 shares.

As previously disclosed in Item 5.07 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2018, the Plan Amendment was approved by Relmada’s stockholders at the 2017 annual meeting of stockholders held on February 2, 2018. The foregoing description of the Plan Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan Amendment, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and incorporated in this Item 1.01 by reference.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

10.1	Offer Letter, Dated March 28, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo	Attached

10.2	Indemnification Agreement, dated April 2, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo	Attached

10.3	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: May 14, 2018	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal financial and Accounting Officer)

