Form 10-K
period 2018-06-30
RELMADA THERAPEUTICS, INC.
filed 2018-09-28
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

As of December 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,408,840 based on the closing price as reported on the OTCQB.

As of September 28, 2018, there are 12,549,870 shares of common stock, $0.001 par value per share outstanding.

i

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

ii

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Relmada,” the “Company,” “we,” “us,” and “our” refer to Relmada Therapeutics, Inc., a Nevada corporation.

ITEM 1. BUSINESS

Business Overview

We are a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

Our lead product candidate, d-methadone, is a New Chemical Entity (NCE) being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have completed Phase I single and multiple ascending dose studies. A Phase II study in major depressive disorder is ongoing, with first patient dosed in June 2018, and we expect to have top line results in the first half of 2019.

NMDA receptors are present in many parts of the central nervous system and play important roles in regulating neuronal activity. We believe that dextromethadone acting as a NMDA receptor antagonist can have potential applications in a number of disease indications which mitigates risk and offers significant upside.

In addition, the Company has a portfolio of three 505b2 product candidates at various stages of development. These products are: LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine

d-methadone (dextromethadone, REL-1017) and Treatment-Resistant Depression (TRD)

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

Recent studies have shown that ketamine, a drug known previously as an anesthetic, can lift depression in many patients within hours. Like d-methadone, ketamine is an NMDA receptor antagonist. However, it is unlikely that ketamine itself will become a practical treatment for most cases of depression. It must be administered through intravenous infusion or intranasally, requiring a hospital setting, and more importantly can potentially trigger adverse side effects including psychedelic symptoms (hallucinations, memory defects, panic attacks), nausea/vomiting, somnolence, cardiovascular stimulation and, in a minority of patients, hepatoxicity. Ketamine also hasn’t been thoroughly studied for long-term safety and effectiveness, and the U.S. Food and Drug Administration, or FDA, hasn’t approved it to treat depression.

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

NMDA receptors are present in many parts of the central nervous system and play important roles in regulating neuronal activity and promoting synaptic plasticity in brain areas important for cognitive functions such as executive function, learning and memory. Based on these premises, d-methadone could show benefits in several different CNS indications.

d-methadone Phase 1 Clinical Safety Studies

The safety data from two Company-funded d-methadone Phase I clinical safety studies and a third study conducted by researchers at Memorial Sloan-Kettering Cancer Center indicate that d-methadone was safe and well tolerated in both healthy subjects and cancer patients at all projected therapeutic doses tested.

In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase I study with d-methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-methadone to determine the maximum tolerated dose, defined as the highest dose devoid of unacceptable adverse events. In the MAD study, healthy subjects received daily oral doses of d-methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, we reported that d-methadone demonstrated an acceptable safety profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore even higher single doses of d-methadone. In June 2015, the Company successfully completed the SAD study identifying the maximum tolerated dose and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-methadone with a favorable side effect and tolerability profile. The data from these studies was used to design a Phase 2a study in patients with depression.

d-methadone In Vivo Studies for Depression

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

In September 2017 we completed two additional in vivo studies to confirm and support the antidepressant-like effect of dextromethadone in validated animal models, the Novelty Suppressed Feeding Test (NSFT) and the Female Urine-Sniffing test (FUST) test. The studies were performed by Professor Ronald S. Duman, Ph.D. at Yale University School of Medicine.

For FUST, rats are first exposed to a cotton tip dipped in tap water and later exposed to another cotton tip infused with fresh female urine. Male behavior was video recorded and total time spent sniffing the cotton-tipped applicator is determined. For NSFT, rats were food deprived for 24 hr and then placed in an open field with food pellets in the center; latency to eat is recorded in seconds. As a control, food consumption in the home cage is quantified. Rats were administered vehicle, ketamine or d-methadone.

The results of the FUST demonstrate that administration of ketamine significantly increases the time male rats spent engaged in sniffing female urine compared to vehicle group. Similarly, a single dose of d-methadone significantly increased the time spent sniffing female urine compared to vehicle. In contrast, ketamine or d-methadone had no effect on time sniffing water, demonstrating that the effect of drug treatment was specific to the rewarding effects of female urine. The results of the NSFT demonstrate that a single dose of ketamine significantly decreases the latency to eat in a novel open field. Similarly, a single dose of d-methadone also significantly decreased the latency to enter and eat in the novel feed. In contrast, neither ketamine nor methadone influenced latency to feed in the home cage.

These findings demonstrate that ketamine and d-methadone produce rapid antidepressant actions in the FUST and NSFT, effects that are only observed after chronic administration of an SSRI antidepressant.

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

On January 17, 2018 we announced that Relmada had acquired the global rights to develop and market dextromethadone for the treatment of neurological conditions including certain rare diseases with symptoms affecting the CNS.

In February 2018 Relmada initiated its Phase II study of d-methadone in patients with major depressive disorder.

d-methadone (dextromethadone, REL-1017) in other indications

In addition to developing dextromethadone in major depression, Relmada is initiating work in additional indications. In particular, we have initiated a preclinical program to test the potential efficacy of dextromethadone in Rett syndrome. Rett syndrome is an X-linked neurodevelopmental disorder with high unmet need caused by Mecp2 gene mutation. Loss of Mecp2 disrupts synaptic function and structure and neuronal networks. Rett syndrome is an Orphan Disease affecting ~15,000 in U.S., primarily girls, with no approved therapy. The disease begins with a short period of developmental stagnation, then rapid regression in language and motor skills, followed by long-term stability.

Studies of ketamine, a NMDAR antagonist with mechanistic similarities with dextromethadone, in Rett Syndrome mouse models show that low-dose ketamine acutely reverses multiple disease manifestations and chronic administration of ketamine improves Rett Syndrome progression, providing a solid rationale to pursue this indication with dextromethadone.

Other indications that Relmada may explore in the future, potentially includes restless leg syndrome, ALS and ophthalmology.

In January 2018, we entered into an Intellectual Property Assignment Agreement (the “Assignment Agreement”) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the “Agreements”) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the “Licensor”). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the “Existing Invention”) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above.

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

Overview of the 505(b)(2) Pathway

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

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $8,961,000 and $6,287,000 for the years ended June 30, 2018 and June 30, 2017, respectively. At June 30, 2018, we have an accumulated deficit of approximately $94,344,307.

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

We plan to further develop d-methadone as the priority program for the Company. As the drug d-methadone is a NCE, the regulatory pathway to approval will consist of conducting a full clinical development program. Depending on the resources available to us, we may also develop REl-1028, REl-1015, REL-1021 via the 505(b)(2) development pathway and also to gain exclusivity under the Hatch-Waxman Act for new indications and also orphan drug designation in certain indications. We plan to also generate intellectual property (“IP”) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value. We will continue to outsource development of our products, while retaining scientific, operational and financial oversight and control.

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

U.S. Patent No. 9,468,611 issued on 10/18/2016 (filed 3/14/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada. Estimated expiry in 2032.

U.S. Patent No. 9,855,226 issued on 1/2/2018 (filed 7/7/2016), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada. Estimated expiry in 2032.

U.S. Patent Application No. 15/884,915 (filed 1/31/2018), “Compounds for the treatment or prevention of disorders of the Nervous system and symptoms and manifestations thereof, and for cyto-protection against diseases and aging of cells and symptoms and manifestations thereof.”

Australian Patent No. 2013323645 issued on 2/15/2018 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada. Estimated expiry in 2032.

European Patent No. 2,906,209 granted on 6/20/2018 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada. Estimated expiry in 2032.

Australian Patent Application No. 2017276189 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada.

Canadian Patent Application No. 2,893,238 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada.

Chinese Patent Application No. 201380061197.3 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada. Currently allowed and awaiting issuance.

Hong Kong Patent Application No. 16101841.1 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada. Currently allowed and awaiting issuance.

Indian Patent Application No. 3481/DELNP/2015 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada.

South Korean Patent Application No. 2017-7036888 (filed 9/25/2013), “D-Methadone for the Treatment of Psychiatric Symptoms.” Owned by Relmada.

International (PCT) Patent Application No. PCT/US2018/16159 (filed 1/31/2018), “Compounds for the treatment or prevention of disorders of the Nervous system and symptoms and manifestations thereof, and for cyto-protection against diseases and aging of cells and symptoms and manifestations thereof.”

Taiwanese Patent Application No. 107108987 (filed 3/16/2018), “Compounds for the treatment or prevention of disorders of the Nervous system and symptoms and manifestations thereof, and for cyto-protection against diseases and aging of cells and symptoms and manifestations thereof.”

Buprenorphine: This patent application covers the buprenorphine product.

Patent application 12/989,209 filed 3/9/09, Oral Pharmaceutical Compositions of Buprenorphine and Method of Use cover US. EP 9719755.2 covers EU. Owned by Relmada. Both are currently pending.

Mepivacaine: These patents and patent applications cover the Mepivacaine product.

Canadian Patent No. 2,796,575 issued on 5/15/2018 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada. Estimated expiry in 2030.

Chinese Patent No. 103491778 issued on 5/31/2017 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada. Estimated expiry in 2030.

Japanese Patent No. 5927506 issued on 5/13/2016 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada. Estimated expiry in 2030.

U.S. Patent Application No. 13/641,240 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada.

Australian Patent Application No. 2016259348 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada.

European Patent Application No. 11769549.4 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada.

Indian Patent Application No. 9424/CHENP/2012 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada.

South Korean Patent Application No. 2015-7006794 (filed 4/13/2011), “Dermal Pharmaceutical Compositions of 1-Methyl-2,6-Pipecoloxylidide and Method of Use.” Owned by Relmada.

Key Strengths

We believe that the key elements for our market success include:

●	Highly-compelling lead product opportunity, dextromethadone currently in Phase 2 trial for treatment of Major Depressive Disorder (MDD)

●	De-risked program following successful extensive Phase 1 safety studies and strong efficacy signal in depression established in three independent animal models

●	Significant potential in additional multiple indications in underserved markets with large patient population and rare diseases such as Restless Rett Syndrome and Rett Syndrome.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, Penn and John Hopkins Universities

●	Substantial IP portfolio and market protection: approved and filed patent applications provide protection beyond 2030. In addition, some of our drugs, including dextromethadone have also been designated as Orphan Drugs by the FDA, thereby providing seven years of market exclusivity at launch.

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

In the field of new generation antidepressants focused on specifically blocking the NMDA receptor channel, our principal competitor is intranasal esketamine, an isomer of ketamine, developed by Johnson & Johnson subsidiary Janssen Pharmaceuticals with a US NDA filed in September 2018. Other potential competitors focused on modulation of the NMDA receptor at its glycine co-agonist site include Allergan plc, which is developing rapastinel (formerly GLYX-13) for treatment-resistant major depressive disorder (“MDD”). On August 28, 2015, Allergan acquired rapastinel from Naurex, Inc. in an all-cash transaction of $571.7 million, plus future contingent payments up to $1.15 billion. Rapastinel is a modified peptides and is only administered intravenously. VistaGen Therapeutics, Inc. is developing AV-101, an orally available prodrug candidate that gains access to the CNS after systemic administration and is rapidly converted in the brain into its active metabolite, 7-chlorokynurenic acid (7-Cl-KYNA), a well-characterized, potent and highly selective antagonist of the NMDA receptor at the glycine co-agonist site. A Phase 2a clinical study of AV-101 in approximately 25 subjects with treatment-resistant MDD is being conducted and funded by the U.S. National Institute of Mental Health (NIMH) under a February 2015 Cooperative Research and Development Agreement (“CRADA”) with the NIMH. Vistagen is currently conducting a second multicenter Phase 2 study for the adjunctive use of oral AV-101 for MDD in patients with an inadequate response to standard antidepressant therapy.

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

Employees

As of June 30, 2018, we have three (3) full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $94,3 million at June 30, 2018. The Company has cash and cash equivalents of approximately $2.2 million at June 30, 2018. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history upon which to base an investment decision.

Our limited operating history may limit your ability to evaluate our prospects due to our limited historical financial data and our unproven potential to generate profits. You should evaluate the likelihood of financial and operational success in light of the risks, uncertainties, expenses and difficulties associated with an early-stage business, many of which may be beyond our control, including:

●	our potential inability to continue to undertake preclinical studies, pharmaceutical development and clinical trials,

●	our potential inability to obtain regulatory approvals, and

●	our potential inability to manufacture, sell and market our products.

Our operations have been limited to organizing and staffing, on a limited basis, our company, acquiring, developing and securing our proprietary technology and undertaking preclinical studies and early stage clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

The Company has cash and cash equivalents of approximately $2.2 million at June 30, 2018, which will not be sufficient to capitalize the development and commercialization of d-methadone and we will need to continue to seek capital from time to time to continue the development and to acquire and develop other product candidates. Our first product is not expected to be commercialized until at least 2023 and the revenues it will generate may not be sufficient to fund our ongoing operations. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our product candidates in or before the end of calendar year 2018. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

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

We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the recent past for unprofitable companies such as ours. In addition, it is generally difficult for companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operations, financial condition and our continued viability will be materially adversely affected.

Our license agreement for our product detramethadone could terminate under certain circumstances.

In January 2018, we entered into an Intellectual Property Assignment Agreement (the “Assignment Agreement”) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the “Agreements”) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the “Licensor”). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the “Existing Invention”) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of neurological and other uses. In consideration of the rights granted to Relmada under the License Agreement, Relmada will pay Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. The License Agreement may terminate under certain circumstances, including bankruptcy, failure to perform certain covenants (including, but not limited, to payment obligations and certain key man provisions regarding our CEO), and invalidation or unenforceability of patent rights.

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

Our clinical trials and our future clinical trials for dextromethadone measure clinical symptoms, such as depression that are not biologically measurable. The success in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

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

With respect to the Phase 2a clinical trial, these discussions are not binding obligations on the part of regulatory authorities.

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

We may not receive royalty or milestone revenue under our collaboration and license agreements for several years, or at all.

Certain of our license agreements provide for payments on achievement of development or commercialization milestones and for royalties on product sales. However, because none of our drug candidates has been approved for commercial sale, many of our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided for in our collaboration and license agreements and we do not expect to receive any royalty revenue for several years, if at all. Similarly, drugs we select to commercialize ourselves or partner for later stage co-development and commercialization may not generate revenue for several years, or at all.

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

Any regulatory approvals that our drug candidates receive may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer. If time and resources devoted are limited or there is a failure to fund the continued development of our drug candidates or there is otherwise a failure to perform as we expect to do, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

We may depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These investigators and collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such activities ourselves. If these investigators or collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

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

If we fail to obtain or maintain necessary U.S. Food and Drug Administration clearances for our products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory clearance or approval to market a depression product is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new depression therapy product only after the product has received approval of a New Drug Application (“NDA”) filed with the FDA pursuant to 21 C.F.R. § 314, seeking permission to market the product in interstate commerce in the United States. The NDA process is costly, lengthy and uncertain. Any NDA application filed by the Company will have to be supported by extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that the product is both safe and effective for use in each target indication. Clinical trial results from the study of depression, chronic pain (e.g., osteoarthritis and chronic low back pain) and neuropathic pain (e.g., painful diabetic neuropathy, postherpetic neuralgia and painful HIV-associated neuropathy) are inherently difficult to predict. The primary measure of depression is subjective and can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed animal studies or we have observed in published clinical trials conducted by third parties of other dosage forms of the same drug (e.g., sublingual, immediate release oral, parenteral) may not be predictive of results from our future clinical trials. Additionally, we may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies.

We cannot predict whether regulatory agencies will determine that the data from our clinical trials support marketing approval.

The FDA’s and other regulatory agencies’ decision to approve our depression product candidates will depend on our ability to demonstrate with substantial clinical evidence through well-controlled clinical trials, that the product candidates are effective, as measured statistically by comparing the overall improvement in depression in actively-treated patients against improvement in depression in the control group (usually a placebo control). However, there is a possibility that our data may fail to show a statistically significant difference from the placebo-control or the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Consequently, we believe that the FDA may consider additional data, such as a “responder” analysis, secondary efficacy endpoints and even safety when evaluating whether our product can be approved. We cannot predict whether the regulatory agencies will find that our clinical trial results provide compelling “responder” or other secondary endpoint data. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

We may need to focus our future efforts in new therapeutic areas where we have little or no experience.

Although our primary strategic interest is in the areas of depression, dextromethadone has potential benefits in other therapeutic areas. If our drug development efforts in depression fails, or if the competitive landscape or investment climate for antidepressant drug development is less attractive, we may need to change the company’s strategic focus to include development of our product candidates, or of newly acquired product candidates, for therapeutic areas other than depression. We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change from a depression company to a company with a focus in areas other than depression or a company with a focus in multiple therapeutic areas including depression.

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

The DEA limits the availability and production of all scheduled substances, including dextromethadone, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our Phase III development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are currently conducting a Phase 2a clinical trial for dextramethadone and in the future expect to submit an NDA to the FDA for approval of dextramethadone for the treatment of depression. The FDA may not approve or clear dextramethadone or other product candidates for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for NDA market approval of new products, new intended uses or indications to existing or future products. Failure to receive approval for our new products would have an adverse effect on our ability to expand our business.

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

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; the number of ongoing clinical trials in the same indication that compete for the same patients; and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

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

On November 29, 2006, the FDA imposed a bold warning on the label of racemic methadone, a parent compound to our d-methadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of d-methadone we will likely have to conduct a specific study to evaluate the effects of d-methadone on QTc interval prolongation. QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle. Drugs that prolong the corrected QT interval (QTc) are associated with an increased risk of serious disturbances in heart rhythm, potentially leading to sudden death. QT interval studies can be costly and there is no assurance that we will have funds to undertake such a study. In addition, even if we do a QT interval prolongation study in accordance with regulatory guidelines, there is no assurance that the results of the study will demonstrate an absence of QT interval prolongation with d-methadone. An adverse safety outcome from such study could result in a similar bolded warning on the label of d-methadone or in a decision not to approve d-methadone, either one of which could have serious consequences for our continued operation.

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

To be commercially successful, physicians must be persuaded that using our products for treatment of depression are effective alternatives to existing therapies and treatments.

We believe that doctors and other physicians will not widely adopt our products unless they determine, based on experience, clinical data, and published peer reviewed journal articles, that the use of our products provides an effective alternative to other means of treating depression. Patient studies or clinical experience may indicate that treatment with our products does not provide patients with sufficient benefits in depression relief and/or quality of life. We believe that recommendations and support for the use of our products from influential physicians will be essential for widespread market acceptance. Our products are still in the development stage and it is premature to attempt to gain support from physicians at this time. We can provide no assurance that such support will ever be obtained. If our products do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase, our products.

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

The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. However, the availability of insurance coverage and reimbursement for newly approved drugs to treat depression is uncertain, and therefore, third-party coverage may be particularly difficult to obtain even if our products are approved by the FDA as safe and efficacious. Many patients using existing approved therapies are generally reimbursed all or part of the product cost by Medicare or other third-party payors. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for these products. Submission of applications for reimbursement approval generally does not occur prior to the filing of an NDA for that product and may not be granted for as long as many months after NDA approval. In order to obtain reimbursement arrangements for these products, we or our commercialization partners may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Initial dependence on the commercial success of our products may make our revenues particularly susceptible to any cost containment or reduction efforts.

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

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Johnson and Johnson, Allergan, Pfizer, Eli Lilly, Sage Therapeutics, Vistagen among others.

We are faced with intense competition and rapid technological change, which may make it more difficult for us to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If our competitors’ existing products or new products are more effective than or considered superior to our future products, the commercial opportunity for our product candidates will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. If we are successful in penetrating the relevant markets for pain treatment with our product candidates, other companies may be attracted to the market. Many of our competitors have products already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than we are and have substantially greater financial, technical, research, marketing, sales, distribution and other resources than we do. Our competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approvals, and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

Relmada’s patents and patent applications are summarized in the section entitled Intellectual Property Portfolio and Market Exclusivity:

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer / Interim Chief Financial Officer. If he terminates employment with us, such a departure would have a material adverse effect on our business.

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

Risks Related to Our Reliance on Third Parties

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

We are currently conducting a Phase 2a clinical trial for dextromethadone. We do not currently intend to conduct clinical trials on our own, and instead will rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our clinical trials. We are also required to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties to us or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our nonclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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

We must enter into an agreement, including an existing agreement with our largest shareholder, with, and depend upon, one or more partners to assist us in commercializing our product candidates.

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

We also currently have an existing agreement with our largest shareholder where they have a right of first refusal to commercialize certain of our products in Asia, including dextramethadone. If the parties do not agree to the terms of such a license then they could force binding arbitration to protect their rights to commercialize in Asia. Accordingly, the terms of such a license could be on unfavorable terms to us.

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

We currently have no sales, marketing or distribution capabilities. In order to commercialize our products, if any are approved, we may develop internal sales, marketing and distribution capabilities to target particular markets for our products, as well as make arrangements with third parties to perform these services for us with respect to other markets for our products. We may not be able to establish these capabilities internally or hire marketing and sales personnel with appropriate expertise to market and sell our products, if approved. In addition, even if we are able to identify one or more acceptable collaborators to perform these services for us, we may not be able to enter into any collaborative arrangements on favorable terms, or at all. If we enter into any collaborative arrangements for the marketing or sale of our products, our product revenues are likely to be lower than if we marketed and sold our products ourselves. In addition, any revenues we receive would depend upon the efforts of our collaborators, which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations, and their inability to comply with regulatory requirements or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate a relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, if at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We do not own any property.

On June 6, 2017, the Company changed its corporate headquarters to 750 Third Avenue, 9th Floor, New York, New York 10017 (the “Premises”). Pursuant to a Lease Agreement, dated May 2, 2017 (the “Lease Agreement”), between the Company and Regus Management Group, LLC, the Company occupies a portion of the 9th Floor at 750 Third Avenue, New York, NY 10017. The monthly rental fee for the Premises is $9,454 per month. The Lease Agreement expires on January 31, 2019

On June 8, 2017, the Company entered into an Amended and Restated License Agreement (the “License”) with Actinium for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, our former corporate headquarters. This agreement amends and restates the license agreement entered into between the parties on March 10, 2016. Pursuant to the terms of the License, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the Premises (the “FFE”). Actinium will pay to the Company a license fee of $7,529 per month. Actinium shall have at any time during the term of this Agreement the right to purchase the FFE. The term of the License is contemporaneous with the Lease.

We also leased an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, Pennsylvania 19422 for approximately $3,200 per month, that expired September, 2017. We entered into a sublease agreement through September 2016 whereby a tenant reimbursed us $2,350 for rent per month.

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

Lawsuit Brought by Former Officer: In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Dr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to end its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in RTI for shares in the Company.

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

The following table shows, for the years ended June 30, 2018 and 2017, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service. These closing prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

For the Year Ended June 30, 2018	High	Low

Three months ended June 30, 2018	$1.74	$0.89
Three months ended March 31, 2018	$0.89	$0.68
Three months ended December 31, 2018	$1.00	$0.69
Three months ended September 30, 2018	$1.00	$0.71

For the Year Ended June 30, 2017	High	Low

Three months ended June 30, 2017	$1.23	$0.80
Three months ended March 31, 2017	$1.34	$0.70
Three months ended December 31, 2017	$1.45	$0.61
Three months ended September 30, 2017	$2.29	$1.30

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

Holders

As of June 30, 2018, 12,549,870 shares of common stock were issued and outstanding, which were held by 129 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of Class A convertible preferred stock outstanding. Our transfer agent is:

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the “Plan”) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. As of June 30, 2018, the Company has 3,505,279 awards available to be issued.

The following table summarizes our equity compensation plan information as of June 30, 2018.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,106,490	$1.55	3,505,279

Equity compensation plans not approved by security holders	-	-	-

Total	3,106,490	$1.55	3,505,279

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the year ended June 30, 2018 and for the year ended June 30, 2017. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $8,961,000 and $6,287,000 for the years ended June 30, 2018 and 2017, respectively. At June 30, 2018, we have an accumulated deficit of approximately $94,344,307.

Results of Operations

For the year ended June 30, 2018 versus June 30, 2017

Research and Development Expense

Total research and development spending for the year ended June 30, 2018 was approximately $2,942,600, as compared to $1,293,500 for the same period of 2017, an increase of $1,649,100. The increase in research and development expenses was primarily due to:

●	Increase in research project spending $1,889,900 associated with the initiation of our Phase 2a study;

●	decrease in salary and related costs from reduced scientific staff ($207,100);

●	decrease in stock based compensation expense ($33,700).

General and Administrative Expense

Total general and administrative expenses were approximately $3,974,900 for the year ended June 30, 2018, as compared to $5,925,300 for the prior year, a decrease of ($1,950,400). The decrease in general and administrative expenses was primarily due to:

●	Decrease in professional fees ($658,800);

●	decrease in salary and related costs ($419,700);

●	decrease in stock-based compensation ($152,800);

●	decreased legal litigation ($430,300);

●	decreased rent expense ($273,600); and

●	an increase in patent legal fees of $436,600

●	decrease in other general and administrative expenses ($451,800);

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities was an unrealized loss of approximately $709,000 for the year ended June 30, 2018, as compared to the prior year unrealized gain of $716,700.

For the years ended June 30, 2018 derivative liabilities included derivatives associated with the Promissory Notes issued in the year ended June 2018, and warrants issued with the May 2014 and June 2014 offerings. For the years ended June 30, 2017, derivative liabilities included warrants issued with the May 2014 and June 2014 offerings. The derivative liability will decrease when warrants are exercised, expire or when the anti-dilution feature is eliminated. The anti-dilution feature is eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities are affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the derivatives are reduced to zero, expire or are exercised. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is decreasing.

Interest Income and Expense, Net

Net interest expense for the year ended June 30, 2018 was approximately ($1,337,000) as compared to net interest expense of ($600) for the same period of 2017. The difference primarily consisted of increase in interest expense resulted from the issuances of two-year convertible promissory notes payable.

Other Income

Other income from Subleases for the year ended June 30, 2018 was approximately $2,350 compared to $211,000 for the same period of 2017. The decrease is due to a loss of income derived from two sublease agreements.

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016. The term of the License was for three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,600 per month for Actinium, subject to customary escalations and adjustments. The Company recorded the license fees as other income in the consolidated statements of operations. On June 6, 2017, the landlord and Relmada agreed to assign the Lease for all of the office space at 275 Madison Avenue to Actinium. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium. Pursuant to the assignment of the lease, the Company derecognized its deferred rent liability and recorded gain on assignment of office lease of $101,600.

The Company also leased an office at Village Square Professional Building Two, 686 DeKalb Pike, Suite 202, Blue Bell, Pennsylvania 19422, for approximately $3,200 per month, through September 2017. We entered into a sublease agreement through September 2016 whereby a tenant reimbursed Relmada $2,350 for rent per month.

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

Income Taxes

The Company did not provide for income taxes for the years ended June 30, 2018 and 2017 since there were losses for both years and a full valuation allowance against all deferred tax assets.

Loss per Common Share

The Company recorded a net loss of approximately $8,960,900 and $6,286,500 or $0.71 and $0.52 per common share, basic and diluted, for the years ended June 30, 2018 and 2017, respectively, based on the factors described above.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to June 30, 2018 of approximately $94,344,000. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

At June 30, 2018 Relmada had cash and cash equivalents of approximately $2,238,900. The Company will need to raise additional funds in order to continue its planned clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

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

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$66,178	$66,178	$-	$-	$-
Note payable	285,170	285,170	-	-	-
Convertible promissory notes payable	7,205,000	-	7,205,000	-	-
Total obligations	$7,556,348	$351,348	$7,205,000	$-	$-

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017
Cash used in operating activities	$(6,002,078)	$(6,466,335)
Cash used in investing activities	(12,391)	(49,690)
Cash raised (used) in financing activities	6,542,900	(273,670)
Net increase (decrease) in cash and cash equivalents	528,431	$(6,789,695)

For the years ended June 30, 2018 and 2017, cash used in operating activities was $6,002,078 and $6,466,335, respectively, primarily due to the net loss for each respective period, of approximately $8,960,900 and $6,286,500, respectively. This was offset by non-cash expenses which primarily consisted of stock-based compensation $517,999 and $704,452; the change in the fair value of derivative liabilities of $708,901 and $(716,650), and amortization of deferred financing costs of $1,029,183 and $0, respectively, for the years ended June 30, 2018 and 2017. There were changes in operating assets and liabilities for the years ended June 30, 2018 and 2017 of approximately $700,100 and ($247,700), respectively.

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

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development, salaries and benefits, stock-based compensation, and consultants. The Company expenses all research and development costs in the period incurred. The Company makes an estimate of costs in relation to clinical study contracts. The Company analyzes the progress of studies, including the progress of clinical studies and phases, invoices received and contracted costs when evaluating the adequacy of the amount expensed and any related prepaid asset and accrued liability.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2018 and 2017, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

Derivatives

All derivatives are recorded at fair value on the balance sheet. The Company has determined fair values using market based pricing models incorporating readily prices and or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) that requires judgment and estimates.

Recent Accounting Pronouncements

The Company lists material recent accounting pronouncements in Note 2 of the consolidated financial statements.

Opportunities, Challenges and Risks

The market for drugs for depression treatment is large and in need of new solutions. Where successful, depression products can generate hundreds of millions of dollars in annual sales. A number of large pharmaceutical and biotechnology companies regularly acquire products in development, with preference given to products in Phase II or later clinical trials. These deals are typically structured to include an upfront payment that ranges from several million dollars to tens of millions of dollars or more, and additional milestone payments tied to development, regulatory and sales milestones. Our goal is to develop products up to the point where our resources are sufficient to sustain the costs, and subsequently partner them with larger companies to share further development expenses and leverage their sales and marketing infrastructure. We plan to retain the marketing or co-marketing rights for selected specialty medical areas in the U.S.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended June 30, 2018 and 2017 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer/ Interim Chief Financial Officer has concluded that, at June 30, 2018, such disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer/ Interim Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at June 30, 2018.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of September 28, 2018:

Name	Age	Position
Sergio Traversa, PharmD.	58	Chief Executive Officer, Interim CFO, and Director
Charles J. Casamento	73	Chairman of the Board and Director
Paul Kelly	61	Director
Maged Shenouda, R.Ph, MBA	54	Director

Sergio Traversa, PharmD, MBA has been our Chief Executive Officer and director since April 2012, and our Interim Chief Financial Officer since February 2017. Previously, from January 2010 to April 2012 he was the CEO of Medeor Inc., a spinoff pharmaceutical company from Cornell University. From January 2008 to January 2010 Dr. Traversa was a partner at Ardana Capital. Dr. Traversa has over twenty-five years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large U.S. investment firms specializing in healthcare, including Mehta, Isaly and Mehta Partners, ING Barings, Merlin BioMed and Rx Capital. Dr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS (Central Nervous System) team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Dr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy, now part of Pfizer. Mr. Traversa is also a board member of Actinium Pharmaceuticals, Inc. and previously served as interim CEO and CFO of Actinium. Dr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business. As Chief Executive Officer of the Company, Dr. Traversa is the most senior executive of the Company and as such provides our Board of Directors with the greatest insight into the Company’s business and the challenges and material risks it faces. Dr. Traversa has approximately 30 years of healthcare industry experience and is especially qualified to understand the risks and leadership challenges facing a growing pharmaceutical company from a senior management and financial expertise perspective led us to conclude that Dr. Traversa should serve as Chief Executive Officer and Director of the Company.

Ottavio V. Vitolo, M.D., M.M.Sc. has been our Senior Vice President, Head of R&D and Chief Medical Officer since April 2018. Dr. is a neuropsychiatrist and clinical researcher with 20 years of pre-clinical and clinical research experience both in academia and industry. His expertise includes psychiatric and neurological disorders, such as depression, schizophrenia, Alzheimer’s disease, Parkinson’s disease, and rare diseases, such as Duchenne’s muscular dystrophy, Huntington’s disease, Friedreich’s ataxia and phenylketonuria.

Prior to joining Relmada, from January 2017 to March 2018, Dr. Vitolo was Vice President of Clinical Development at Homology Medicines, Inc., a gene therapy and gene editing company, where he led the clinical development for the company lead gene therapy program and built the clinical strategy for the company portfolio. From May 2013 to January 2017, he held positions of increasing responsibility at Pfizer Inc., overseeing studies and programs ranging from small molecules to biologics to gene therapy, first in the Neuroscience Research Unit and later in the Rare Disease Research Unit, where he served as Senior Medical Director and Head of Neuromuscular Clinical Research. Prior to Pfizer, from July 2012 to April 2013, he was an Associate Medical Director in Discovery Research at Shire Human Genetic Therapies (HGT). Since 2011, Dr. Vitolo has held a position as an Assistant Psychiatrist at Massachusetts General Hospital and has been an Instructor in Psychiatry at Harvard Medical School since 2009.

Dr. Vitolo received a master of medical sciences in clinical investigation (M.M.Sc.) from Harvard Medical School, and a medical degree (M.D.), summa cum laude, in medicine and surgery from the University of Rome - La Sapienza. He trained in psychiatry at Barnes Jewish Hospital and Washington University in St. Louis Medical School and in behavioral neurology and neuropsychiatry at Brigham and Women’s Hospital and Harvard Medical School.

Board of Directors

Charles J. Casamento, MBA has been our Chairman of the Board since June 2017 and a director since July 2015. Mr. Casamento is also Chairman of our Audit Committee and a member of Compensation Committee and Corporate Governance and Nominating Committee. Since 2007 Mr. Casamento is Executive Director and Principal of The Sage Group, a health care advisory group specializing in business development strategies and transactions. Prior to The Sage Group he was President and CEO of Osteologix from October 2004 until April 2007. Originally a private VC funded company in Copenhagen, Denmark which had discovered a new drug for the treatment of Osteoporosis, Mr. Casamento commenced operations and initiated clinical trials in the US, completed a financing with Rodman & Renshaw and Roth Capital Partners and took the company public through a merger with a public shell company. The product was eventually acquired by Servier a major French pharmaceutical company. Osteologix was Mr. Casamento’s fifth startup company, all of which were successfully taken public, during his tenure, either through IPOs or through reverse mergers.

He was Senior Vice President & General Manager for Pharmaceuticals and Biochemicals at Genzyme. He joined Genzyme in 1985 while it was an early stage venture backed company and was there during the time Genzyme was taken public. In 2011 Genzyme was acquired by Sanofi for an estimated $20 Billion. In 1989 he co-founded and later took public, Interneuron Pharmaceuticals (Indevus) which eventually reached a $1.6 billion market valuation after a weight loss product that was developed during his tenure was approved by FDA. Indevus was acquired in 2009 by Endo for nearly $1 Billion. In 1993 Mr. Casamento joined RiboGene as Chairman, President and CEO. He took the Company public and completed several major corporate collaborations and R&D collaboration agreements as well as a merger with a public corporation in 1998 to form Questcor Pharmaceuticals, where he was Chairman, CEO and President until August 2004. He acquired Acthar, a product for West Syndrome and MS, for a $100,000 cash payment plus a 1% royalty. Questcor was acquired by Mallinckrodt in 2014 at a valuation of $6 Billion and Acthar has revenue at a run rate of $1 Billion for 2014.

Prior to joining Genzyme in 1985 Mr. Casamento has held a number of marketing, sales, finance and business development positions with Novartis, Hoffmann-LaRoche, Johnson & Johnson and American Hospital Supply Corporation where he was Vice President of Business Development and Strategic Planning for the Critical Care Division from January 1983 until May 1985. During his career he has completed well over 100 major business development/M&A deals which had the effect of enhancing and expediting the growth and development of his businesses. He took four biotechnology companies public and secured pubic and VC financing for five biotechnology companies.

Mr. Casamento currently serves as an Independent Director for AzurRx Biopharma. During his career he has served on the boards of twelve public companies and two private companies. Mr. Casamento also served as Chairman of the Audit Committee of Astex Pharmaceuticals and is a SOX defined financial expert. He is a member of the Fordham University Science Council and has been a guest lecturer at Fordham University. He was previously Vice Chairman of the Catholic Medical Mission Board, a large not for profit organization providing health care services to third world countries. A graduate of Fordham University in New York City and Iona College in New Rochelle, New York. Mr. Casamento has a degree in Pharmacy and an MBA.

Maged Shenouda, R.Ph, MBA, has been our director since November 2015. Mr. Shenouda is also a member of the Audit Committee and Compensation Committee, and is Chairman of the Corporate Governance and Nominating Committee. Mr. Shenouda has over 25 years of biotechnology and equity research experience. Mr. Shenouda is currently the Chief Financial Officer of AzurRx Biopharma where he also serves as a Mr. Shenouda also currently serves as a Director. Prior to this Mr. Shenouda was the Head of Business Development and Licensing at Retrophin, Inc. from January 2014 to November 2014. From January 2012 to September 2013, Mr. Shenouda was the managing Director, Head of East Coast Operations, at Blueprint Life Science Group. Prior to that, he spent the bulk of his career as an equity analyst. From June 2010 to November 2011, Mr. Shenouda was the Managing Director, Senior Biotechnology Analyst, at Stifel Nicolaus. He also held senior level positions at UBS and JP Morgan, covering a broad range of small and large capitalization biotechnology companies. Mr. Shenouda started his sell-side equity research career at Citigroup and Bear Stearns where his coverage universe focused on U.S and European pharmaceutical companies. Before entering Wall Street, he was a management consultant with PricewaterhouseCoopers Pharmaceutical Consulting practice and also spent time in pharmaceutical sales, having worked as a hospital representative and managed care specialist for Abbott Laboratories Pharmaceutical Products Division. He earned a B.S. in Pharmacy from St. John’s University and is a registered pharmacist in New Jersey and California. He also received an M.B.A from Rutgers Graduate School of Management. That Mr. Shenouda brings over 25 years of biotechnology and equity research experience to our Board of Directors, having served in various executive-level positions over the course of his career, and that Mr. Shenouda has developed significant management and leadership skills relating to the pharmaceutical industry, led us to conclude that Mr. Shenouda should serve as a director.

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

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations of the Company. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.

Term of Office

Directors are appointed until the director resigns or by reason of death or other cause is unable to serve in the capacity of a director. Our officers are appointed by our Board and hold office until removed by our Board.

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

The term of each director is set forth below or until their successors are duly elected. The table below shows the term of each director under our amended Articles of Incorporation:

Director	Class	Term (from 2017 Annual Meeting)
Maged Shenouda	Class I	12 months
Charles J. Casamento	Class II	24 months
Sergio Traversa	Class II	24 months
Paul Kelly	Class III	36 months

Directors elected at each annual meeting commencing in 2015 shall be elected for a 3-year term.

Director Independence

We use the definition of “independence” of the NYSE MKT to make this determination. We are not listed on the NYSE MKT, so although we use its definition of “independence”, its “independence” rules are inapplicable to us. NYSE MKT corporate governance rule Sec. 803(A)(2) provides that an “independent director” means a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following is a non-exclusive list of persons who shall not be considered independent under NYSE MKT rules:

●	a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

●	a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

○	(i) compensation for board or board committee service,

○	(ii) compensation paid to an immediate family member who is an employee (other than an executive officer) of the company,

○	(iii) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or

○	(iv) benefits under a tax-qualified retirement plan, or non-discretionary compensation

●	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

●	a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

●	a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer’s executive officers serve on the compensation committee of such other entity; or

●	a director who is, or has an immediate family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

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

Board Leadership Structure

Our Board of Directors has a policy that calls for the leadership role of the Board of Directors and Company management, namely the Chairman of the Board of Directors and the Chief Executive Officer, to be separate as it believes that the most effective leadership structure for us at this time is not to have these roles combined. Sergio Traversa, PharmD, MBA serves as our Chief Executive Officer and Charles J. Casamento, R.Ph, MBA is our Chairman of the Board. We believe this structure of having a separate Chief Executive Officer and Chairman of the Board provides proper oversight of the Company and its operations.

Board Risk Oversight

Risk management is primarily the responsibility of the Company’s management; however, the Board of Directors has responsibility for overseeing management’s identification and management of those risks. The Board of Directors considers risks in making significant business decisions and as part of the Company’s overall business strategy. The Board of Directors and its committees, as appropriate, discuss and receive periodic updates from senior management regarding significant risks, if any, to the Company in connection with the annual review of the Company’s business plan and its review of budgets, strategy and major transactions.

Board of Directors Meetings and Attendance

During the fiscal year ended June 30, 2018, the Board of Directors held 20 meetings and one action by written consent All directors attended at least 85% of the board meetings.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics and Business Conduct is available on the Company’s website, under About Relmada using the tab Governance/Compliance at www.relmada.com. We will post on our website any amendment to our Code of Ethics and Business Conduct or waivers of our Code of Ethics and Business Conduct for directors and executive officers.

Communications with Directors

The Board of Directors has procedures for stockholders to send communications to individual directors or the non-employee directors as a group. Written correspondence should be addressed to the director or directors in care of Charles J. Casamento, Chairman of the Board of Relmada Therapeutics, Inc., 750 Third Avenue, 9thFloor, New York, New York 10017. Correspondence received that is addressed to the non-employee directors will be reviewed by our Chairman of the Board or his designee, who will regularly forward to the non-employee directors a summary of all such correspondence and copies of all correspondence that, in the opinion of our Chairman of the Board, deals with the functions of the Board of Directors or committees thereof or that the Chairman of the Board otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by Relmada Therapeutics, Inc. that is addressed to the non-employee members of the Board of Directors and request copies of any such correspondence. You may also contact individual directors by calling our principal executive offices at (212) 547-9591.

Committees of the Board of Directors

On July 14, 2015, the Company’s board of directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. On March 28, 2017, the Company’s board of directors formed a Corporate Governance and Nominating Committee. Actions taken by these committees are reported to the full board. The membership of these committees is set forth below.

Audit Committee	Corporate Governance and Nominating Committee	Compensation Committee
Charles J. Casamento*	Maged Shenouda*	Paul Kelly*
Paul Kelly	Paul Kelly	Charles J. Casamento
Maged Shenouda	Charles Casamento	Maged Shenouda

*	Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. The committee met four times in 2018 and has a charter which is reviewed annually. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE MKT.  Charles J. Casamento is the chairman of the audit committee.

Corporate Governance and Nominating Committee

Our board of directors has a Corporate Governance and Nominating Committee composed of Maged Shenouda, Charles J. Casamento and Paul Kelly. Mr. Shenouda serves as the chairman of the committee. The committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The committee met one time in 2018 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2018, we did not pay any fees to any third parties to assist in the identification of nominees. During 2018, we did not receive any director nominee suggestions from stockholders.

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. The committee met one time in 2018 and has a charter which is reviewed annually. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the years ended June 30, 2018 and 2017 for our Executive Officers:

Name/Position	Year	Salary	Bonus	Option Awards (a)	All other compensation (b)	Total

Sergio Traversa (1)	June 30, 2018	$376,250	$46,000	$552,267	$-	$974,517
Chief Executive Officer and Director	June 30, 2017	$350,000	$55,000	$-	$-	$405,000

Ottavio Vitolo, MD (2)	June 30, 2018	$82,500	$20,000	$211,944	$-	$314,444
Senior Vice President, Head of R&D	June 30, 2017	$-	$-	$-	$-	$-
and Chief Medical Officer

Michael Becker (3)	June 30, 2018	$-	$-	$-	$-	$-
Former Chief Financial Officer	June 30, 2017	$186,578	$-	$-	$-	$186,578

Richard Mangano (4)	June 30, 2018	$-	$-	$-	$-	$-
Former Chief Scientific Officer	June 30, 2017	$303,186	$40,000	$-	$-	$343,186

(1)	Hired as CEO on April 18, 2012. Mr. Traversa was awarded a discretionary performance bonus of $46,000 and $55,000 in 2018 and 2017, respectively.

(2)	Hired as Senior Vice President, Head of R&D and Chief Medical Officer on April 2, 2018. Dr. Vitolo was awarded a bonus of $20,000 in 2018

(3)	Hired as Senior Vice President of Finance and Corporate Development on November 3, 2014 and promoted to Chief Financial Officer on May 11, 2016. Mr. Becker resigned in February 2017. In February 2017 the Company entered into a consultant agreement with Mr. Becker that expired December 15, 2017. Pursuant to the agreement, Mr. Becker provided financial, investor, digital media, and public relations services for the Company. Mr. Becker received $70,000 and $140,000 for his services as a consultant for the Company in 2018 and 2017 respectively

(4)	Hired as Senior Vice President of Clinical Development on May 21, 2014 and promoted to Chief Scientific Officer on October 5, 2015. Dr. Mangano was awarded a discretionary performance bonus of $40,000 in 2017, respectively. Dr. Mangano resigned in April 2017.

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules under Accounting Standards Codification Topic 718.

(b)	This column shows all other compensation, including severance, relocation expense reimbursement, reimbursement for taxes paid by employees for restricted stock vesting, and payment for vacation days remaining upon termination.

Employment Agreements

Compensatory Plan with Sergio Traversa (Principal Executive Officer, and Principal Financial and Accounting Officer)

Effective August 5, 2015, the Company and Sergio Traversa entered into an amended and restated agreement (the “Employment Agreement”), to employ Mr. Traversa (“Employee”) as the Company’s Chief Executive Officer. The term of the agreement is three years provided that Mr. Traversa’s employment with the Company will be on an “at will” basis, meaning that either Mr. Traversa or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in the Employment Agreement.

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

Compensatory Plan with Ottavio Vitolo (Chief Medical Officer)

Effective April 2, 2018, the Company and Ottavio Vitolo entered into an agreement (the “Employment Agreement”), to employ Dr. Vitolo (“Employee”) as the Company’s Senior Vice President Head of R&D and Chief Medical Officer. Dr. Vitolo’s employment with the Company will be on an “at will” basis, meaning that either Dr. Vitolo or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in the Employment Agreement.

Salary

●	Dr. Vitolo’s current base annual salary is $330,000.

Bonus

●	Dr. Vitolo shall be entitled to participate in an executive bonus program, which shall be established by the board pursuant to which the board shall award bonuses to Dr. Vitolo, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, Dr. Vitolo shall be entitled to a cash bonus in an amount to be determined by the board with a target of forty percent (40%) of the base salary.

Options

●	During the term of the agreement, Dr. Vitolo may also be awarded grants under the Company’s 2014 Stock Option and Equity Incentive Plan, as amended, subject to board approval.

Termination

●	In the event of termination other than for cause, Dr. Vitolo will be entitled to severance equal to six months of base salary and health benefits.

Non-Solicitation

●	Dr. Vitolo agreed that during the term of employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, Dr. Vitolo shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, Dr. Vitolo shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

Indemnification

●	Dr. Vitolo entered into a standard Indemnification Agreement with the Company on the effective date whereby the Company agreed to indemnify Dr. Vitolo in certain situations.

Director Compensation

Non-management Directors of the Company receive a quarterly cash retainer of $10,000 per calendar quarter for their service on the Board of Directors. They also receive reimbursement for out-of-pocket expenses and certain directors have received stock option grants for shares of Company Common Stock as described below. Our Chairman of the Board receives additional compensation of $50,000 per year for his role as chairman.

Board committee members will receive the following annual compensation for committee participation:

BOD Committee	Chairman	Member

Audit	$18,000	$8,000
Compensation	$13,000	$6,000
Corporate Governance and Nominating	$13,000	$6,000

The following table sets forth the compensation of our directors for the years ended June 30, 2018 and 2017:

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards (a)	All Other Compensation	Total

Charles J. Casamento (1)	2018		$120,000	$-	$276,134	$-	$396,134
Charles J. Casamento	2017		$56,000	$-	$-	$-	$56,000
Maged Shenouda (2)	2018		$67,000	$-	$276,134	$65,918	$409,052
Maged Shenouda	2017		$49,500	$-	$-	$-	$49,500
Paul Kelly (2)	2018		$67,000	$-	$292,377	$-	$359,377
Paul Kelly	2017		$52,250	$-	$-	$-	$52,250
Shreeram Agharkar, Ph.D.	2018	$		$-	$-	$-	$-
Shreeram Agharkar, Ph.D.	2017		$11,500	$-	$-	$13,000	$24,500
Sandesh Seth, MS, MBA	2018		$-	$-	$-	$-	$-
Sandesh Seth, MS, MBA	2017		$35,500	$-	$-	$250,000	$285,500

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

(1)	On July 14, 2015, Relmada Therapeutics, Inc.’s (the “Company”) board of directors appointed Charles J. Casamento as a director of the Company.

(2)	On November 12, 2015, the Company’s board of directors appointed Maged Shenouda as a Class I director of the Company and Paul Kelly as a Class III director.

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

Charles E. Inturrisi, PhD, is professor of pharmacology, Weill Medical College of Cornell University; professor, Programs in Pharmacology and Neuroscience, Weill Graduate School of Medical Sciences of Cornell University; and visiting investigator, Pain and Palliative Care Service, Memorial Sloan-Kettering Cancer Center.

Dr. Inturrisi's current research activities are directed toward determining the comparative effectiveness of interventions used for chronic pain management. This research prospectively and retrospectively examines the long-term outcomes of treatments for chronic cancer and noncancer pain received by patients at the four New York City hospital-based outpatient pain clinics. The effectiveness information obtained determines which patients benefit from the currently available interventions used for the management of chronic pain and the cost-effectiveness of these treatments. This approach is expected to improve pain management worldwide.

Dr. Inturrisi continues to have an interest the role of glutamate receptors in injury-induced pain opioid tolerance, dependence, and addictive behaviors. These studies are intended to discover new treatments for pain and drug addiction.

Dr. Inturrisi, who was APS president between 2008 and 2010, has received the John J. Bonica Lectureship Award (Eastern Pain Association, 1994), Excellence in Mentoring Award (Weill Cornell Medical College Postdoctoral Association, 2007), Graduate Dean's Award for Excellence in Teaching and Mentoring of Graduate Students (Weill Cornell Graduate School of Medical Sciences, 2008), and many other awards and honors. He has been an editorial board member for The Journal of Pain and Symptom Management since 1990.

Dr. Paolo Manfredi is board certified in Neurology and Psychiatry, in Pain Medicine and in Hospice and Palliative Care. He has completed fellowships at MD Anderson Cancer Center and Massachusetts General Hospital, where he obtained the Golden Needle Award. He has served as the Director of Pain Management and Palliative Care Program at Mount Sinai Medical Center where he was Assistant Professor in Neurology, Anesthesia and Geriatric Medicine.

For over ten years Dr. Manfredi has served as the Pain and Palliative Care Fellowship director at Memorial Sloan Kettering Cancer Center. Dr. Manfredi is the author of over fifty peer-reviewed publications and is recognized internationally as an expert on the use of methadone and its isomers for pain and psychiatric symptoms. Dr. Manfredi is the inventor of several pharmaceutical patents currently under development. The most advanced is d-methadone, an NMDA receptor antagonist and NE re-uptake inhibitor for the treatment of psychiatric symptoms.

Dr. Michael E. Thase joined the faculty of the Perelman School of Medicine at the University of Pennsylvania in 2007 as Professor of Psychiatry after more than 27 years at the University of Pittsburgh Medical Center and the Western Psychiatric Institute and Clinic.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the pro forma beneficial ownership of our common stock as of September 5, 2018. The table shows the common stock holdings of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days as of September1, 2018, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages in the table below are based on 12,549,870 outstanding shares of common stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o Relmada Therapeutics, Inc., 750 Third Avenue, 9th Floor, New York, New York 10017. The Company’s executive office is also located at 750 Third Avenue, 9th Floor, New York, New York 10017.

5% Stockholders	Number of Common Shares Beneficially Owned	Percentage Ownership

Bruce Conway (1)	1,500,000	10.68%
5403 Drane Drive, Dallas, TX 75209

Chris Laffey (2)	1,252,000	9.07%
124 Hardscrabble Road, Bernardsville, NJ 07924

John Kemmerer (3)	1,200,000	8.73%
Kemmerer Resources Corp., 323 Main Street, Chatham, NJ 07928

Eun Sun Uh (4)	1,031,319	8.22%
810-1001 Ansan Purgio Apt, Wongok-dong, Danwon-Ku, Ansan-si, Kyunggi- do, Korea (15373)

Wonpung Mulsan Co., Ltd. (5)	728,000	5.80%
539-3 Gajwa 3-dong, Seo-gu, Incheon, Korea

Sergio Traversa, PharmD, MBA (6)	639,159	4.89%
Director and Chief Executive Officer

Paul Kelly (7)	441,824	3.40%
Director

Charles J. Casamento (8)	131,385	1.04%
Chairman of the Board

Maged Shenouda (9)	130,574	1.03%
Director

Ottavio Vitolo (10)	37,500	*
SVP, Chief Medical Officer

All Directors and Executive Officers	1,380,440	10.01%

*	Below 1% ownership.

(1)	Includes 1,000,000 shares issuable on conversion of Promissory Note at $0.75 and 500,000 warrants that have an exercise price of $1.50

(2)	Includes 266,667 shares issuable on conversion of Promissory Note at $0.75; 133,333 warrants that have an exercise price of $1.50; 24,000 warrants that have an exercise price of $0.75 and 828,000 warrants that have an exercise price of $1.65

(3)	Includes 800,000 shares issuable on conversion of Promissory Note at $0.75 and 400,000 warrants that have an exercise price of $1.50

(4)	Based on Schedule 13G filed November 23, 2016.

(5)	Based on Schedule 13G filed June 24, 2016.

(6)

Includes vested options of 268,743 that have an exercise price of $4.00 per share; vested options of 39,375 that have an exercise price of $13.50 per share; vested options of 212,500 that have an exercise price of $0.81 per share. Excludes unvested options of 5,625 that have an exercise price of $13.50 per share; unvested options of 637,500 that have an exercise price of $0.81 per share.

The options vest in equal quarterly increments over four years. Includes 118,542 shares of common stock.

(7)	Includes 200,000 shares issuable on conversion of Promissory Note at $0.75 and 100,000 warrants that have an exercise price of $1.50. Includes vested options of 112,500 that have an exercise price of $0.81 per share; vested options of 19,324 that have an exercise price of $3.45 per share. Excludes unvested options of 262,500 that have an exercise price of $0.81 per share; unvested options of 6,441 that have an exercise price of $3.45 per share. The options vest in equal quarterly increments over four years.

(8)	Includes vested options of 106,250 that have an exercise price of $0.81 per share; vested options of 20,934 that have an exercise price of $3.45 per share. Excludes unvested options of 318.750 that have an exercise price of $0.81 per share; unvested options of 4,831 that have an exercise price of $3.45 per share. The options vest in equal quarterly increments over four years.

(9)	Includes vested options of 106,250 that have an exercise price of $0.81 per share; vested options of 19,324 that have an exercise price of $3.45 per share. Excludes unvested options of 318,750 that have an exercise price of $0.81 per share; unvested options of 6,441 that have an exercise price of $3.45 per share. The options vest in equal quarterly increments over four years.

(10)	Includes vested options of 37,500 that have an exercise price of $0.88 per share. Excludes unvested options of 262,500,873 that have an exercise price of $0.80 per share; unvested options of 150,000 that have an exercise price of $0.80 per share. The options with an exercise price of $0.88 vest in equal quarterly increments over four years. The options with an exercise price of $0.80 vest on completion of the Phase 2a clinical trial.

Equity Compensation Plan Information

The Company has established the 2014 Stock and Equity Incentive Option Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In August 2015, the board approved an amendment to the Plan (the “2015 Plan Amendment”). Among other things, the 2015 Plan Amendment updated the definition of “change of control” and provided for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In December 2017, the board approved an amendment to the Plan (the “2017 Plan Amendment”) that increased the number of shares of Common Stock authorized for issuance under the Plan to 6,611,768. At June 30, 2018, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2018, 3,542,903 shares were available for future grants under the Plan.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2018

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of June 30, 2018.

	Option Awards					Stock Award
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested() ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sergio Traversa	135,592	-	-	4.00	07/10/2022	-	-	-	-

Sergio Traversa	133,150	-	-	4.00	09/30/2023	-	-	-	-

Sergio Traversa	36,563	8,438	-	13.50	02/23/2025	-	-	-	-

Sergio Traversa	106,250	743,750	-	0.81	10/20/2027	-	-	-	-

Ottavio Vitolo		300,000		0.88	04//02/2028
	411,555	1,052,188

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

Section 78.751 of the NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit, or proceeding as they are incurred and in advance of final disposition thereof, upon determination by the stockholders, the disinterested board members, or by independent legal counsel. Section 78.751 of NRS requires a corporation to advance expenses as incurred upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company if so provided in the corporation’s articles of incorporation, bylaws, or other agreement. Section 78.751 of the NRS further permits the company to grant its directors’ and officers’ additional rights of indemnification under its articles of incorporation, bylaws, or other agreement.

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

Consulting Agreement

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

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Mr. Shenouda assisted the Company with matters requested by the Company. Mr. Shenouda was paid a consulting fee of $10,000 per month. The Agreement was terminated effective December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered for the years ended June 30, 2018 and 2017, are set forth in the table below:

Fee Category	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017
Audit fees (1)
GBH CPAs PC	$54,000	$85,000
Marcum LLP	57,000	-
Audit-related fees (2)	-	-
Tax fees	-	-
All other fees (4)	-	-
Total fees	$104,000	$85,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s equity offerings.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In July 2015, the Company’s Board of Directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. Our board of directors selected Marcum LLP and GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the years ended June 30, 2018 and 2017, respectively. In accordance with board of director’s practice, Marcum LLP’s services were pre-approved to perform these audit services for us prior to its engagement.

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

As of June 30, 2018 and 2017

and for the years then ended

F-1

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet Relmada Therapeutics, Inc. (the “Company”) as of June 30, 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and incurred negative operating cash flows and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2014.

Marcum llp

Houston, Texas

September 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Relmada Therapeutics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Relmada Therapeutics, Inc. as of June 30, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Relmada Therapeutics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Relmada Therapeutics, Inc. as of June 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
September 28, 2017

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of June 30, 2018	As of June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$2,238,943	$1,710,512
Other receivable	7,617	232,597
Lease payments receivable – short term	64,486	59,319
Prepaid expenses	426,921	472,489
Total current assets	2,737,967	2,474,917
Fixed assets, net of accumulated depreciation	12,080	2,315
Other assets	24,788	21,961
Lease payments receivable – long term	273,244	337,730
Total assets	$3,048,079	$2,836,923

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$765,439	$529,558
Accrued expenses	659,455	394,558
Notes payable	285,170	276,670
Derivative liabilities	4,194,634	175,853
Total current liabilities	5,904,698	1,376,639

Promissory notes payable, net of discount of $4,548,543 and $0	2,656,457	-

Total liabilities	8,561,155	1,376,639

Commitments and contingencies

Stockholders’ Equity (Deficit) :
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,549,870 and 12,528,374 shares issued and outstanding, respectively	12,550	12,528
Additional paid-in capital	88,818,681	86,831,211
Accumulated deficit	(94,344,307)	(85,383,455)
Total stockholders’ equity (deficit)	(5,513,076)	1,460,284
Total liabilities and stockholders’ equity (deficit)	$3,048,079	$2,836,923

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended June 30, 2018 and 2017

	2018	2017

Operating expenses:
Research and development	$2,942,625	$1,293,498
General and administrative	3,974,850	5,925,335
Total operating expenses	6,917,475	7,218,833

Loss from operations	(6,917,475)	(7,218,833)

Other income (expenses):
Change in fair value of derivative liabilities	(708,901)	716,650
Interest expense, net	(1,336,826)	(550)
Sublease income	2,350	211,018
Gain on assignment of office lease	-	101,597
Loss on sales-type lease of fixed assets	-	(96,403)
Total other income (expenses)	(2,043,377)	932,312

Net loss	$(8,960,852)	$(6,286,521)

Net loss per common share – basic and diluted	$(0.71)	$(0.52)

Weighted average number of common shares outstanding – basic and diluted	12,545,342	12,074,244

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - June 30, 2016	12,035,037	$12,035	$86,127,252	$(79,096,934)	$7,042,353
Issuance of restricted common stock	6,125	6	(6)	-	-
Stock-based compensation expense	-	-	704,452	-	704,452
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	487,212	487	(487)	-	-
Net loss	-	-	-	(6,286,521)	(6,286,521)
Balance - June 30, 2017	12,528,374	$12,528	$86,831,211	$(85,383,455)	$1,460,284
Issuance of restricted common stock	3,750	4		-	4
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	17,746	18	(18)	-	-
Stock-based compensation expense	-	-	517,999	-	517,999
Issuance of warrants to promissory notes payable placement agent			200,658	-	200,658
Issuance of warrants to holders of promissory notes payable	-	-	1,268,831	-	1,268,831
Net loss	-	-	-	(8,960,852)	(8,960,852)
Balance - June 30, 2018	12,549,870	$12,550	$88,818,681	$(94,344,307)	$(5,513,076)

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2018 and June 30, 2017

	2018	2017

Cash flows from operating activities
Net loss	$(8,960,852)	$(6,286,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,627	85,271
Stock-based compensation	517,999	704,452
Amortization of deferred financing costs	1,029,183
Loss on sales-type lease of fixed assets	-	96,403
Gain on lease assignment	-	(101,597)
Change in fair value of derivative liabilities	708,901	(716,650)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	42,741	370,333
Other receivable	224,980	(655)
Other assets	59,319	392,394
Accounts payable	157,392	(730,153
Accrued expenses	215,632	(279,612
Net cash used in operating activities	(6,002,078)	(6,466,335)

Cash flows from investing activities
Purchase of fixed assets	(12,391)	(49,690)
Net cash used in investing activities	(12,391)	(49,690)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees	6,534,400
Payment on notes payable	8,500	(273,670)
Net cash provided by (used in) financing activities	6,542,900	(273,670)

Net Increase (decrease) in cash and cash equivalents	528,431	(6,789,695)
Cash and cash equivalents at beginning of the year	1,710,512	8,500,207

Cash and cash equivalents at end of the year	$2,238,943	$1,710,512

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30, 2018 and June 30, 2017

	2018	2017

Supplemental disclosure of cash flows information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,559	$2,651

Non-cash investing and financing transactions:
Notes payable issued in connection with director and officer insurance policies	$285,170	$276,670
Derivative liabilities associated with issuance of promissory notes	$3,309,880	$-
Issuance of warrants to promissory notes payable placement agent	$200,658	$-
Issuance of warrants to holders of promissory notes payable	$1,268,832	$-
Cashless exercise of warrants for common stock	$18	$487
Issuance of restricted stock for service	$4	$6
Reclassification of long-term liabilities to accrued expense	$-	$39,385

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

In addition, the Company has a portfolio of three 505b2 product candidates at various stages of development. These products are: LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine. These products are not currently in active development.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelvemonth period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $6,002,078 for the year ended June 30, 2018 and accumulated losses of $94,344,307 from inception through June 30, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits of $2,238,943 at June 30, 2018 at these institutions exceed federally insured limits.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provision that was calculated with the Black Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility is based upon the Company’s historical volatility and the expected term is based upon the expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the year ended June 30, 2018, which have a redemption feature was estimated using the Monte Carlo pricing model. The assumptions used in the valuation model at June 30, 2018 consider the probability of redemption, the length of time to maturity and the value of the redemption feature.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liability – warrant instruments	$-	$-	$30,526	$30,526
Derivative liabilities – embedded redemption feature	-	-	4,164,108	4,164,108
	$-	$-	$4,194,634	$4,194,634

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017:

Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2017
Derivative liabilities - warrant instruments	$-	$-	$175,853	$175,853

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended June 30, 2018	Year Ended June 30, 2017
Beginning balance	$175,853	$892,503
Fair value of derivative liabilities from redemption feature of issued promissory notes payable	3,309,880	-
Change in fair value of derivative liabilities included in net loss for the years ended June 30, 2018 and June 30, 2017	708,901	(716,650)
Ending balance	$4,194,634	$175,853

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At June 30, 2018 and 2017, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2018 and 2017. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2015 through June 30, 2018.

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

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended June 30, 2018	Year Ended June 30, 2017
Common stock warrants	9,815,025	3,886,866
Restricted stock awards	-	8,750
Common stock options	3,068,865	559,972
Total	12,883,890	4,455,588

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - OTHER RECEIVABLE AND PREPAID EXPENSES

New York City allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The Company had other receivable of biotechnology tax credit from New York City of approximately $0 and $232,000 at June 20, 2018 and June 30, 2017 respectively.

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2018	June 30, 2017
Rent	$9,200	$3,300
Research and development	20,800	9,600
Insurance	345,700	344,000
Legal	10,000	64,800
Other	41,200	50,800
Total	$426,900	$472,500

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following (rounded to nearest $00):

	Useful lives	June 30, 2018	June 30, 2017
Computer and software	3 years	$16,700	$4,300
Less: accumulated depreciation		(4,600)	(2,000)
Fixed assets, net		$12,100	$2,300

In June 2015, the Company entered into an Agreement of Lease (the “Lease”) for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, its former corporate headquarter, with a third party. On March 10, 2016 and effective as of January 1, 2016, the Company entered into an Office Space License Agreement (the “License”) with Actinium Pharmaceuticals, Inc. (“Actinium”), with whom the Company shared two common board members until June 6, 2017, for the office space. The term of the License was three years from the effective date, with an automatic renewal provision. The cost of the License was approximately $16,600 per month for Actinium, subject to customary escalations and adjustments. The Company recorded the license fees as other income in the consolidated statements of operations.

On June 6, 2017, the landlord and the Company agreed to assign the Lease for all of the office space to Actinium, pursuant to an Assignment and Consent Agreement. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium for a gain of approximately $100,000.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of June 30, 2018, the balance of unearned interest income was approximately $68,800.

The future minimum lease payments to be received under the lease for each of the fiscal years as of June 30 are as follows:

2019	90,348
2020	90,348
2021	90,348
2022	90,348
2023	45,174
Total	$406,566

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2018	June 30, 2017
Research and development	$10,400	$-
Professional fees	173,600	293,400
Interest on promissory notes	371,600	-
Accrued vacation	48,000	56,900
Other	55,900	44,300
Total	$659,500	$394,600

NOTE 6 - NOTES PAYABLE

In June 2018, the Company entered into a note for approximately $285,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.35% per annum. The note matures on April 9, 2019.

In June 2017, the Company entered into a note for approximately $276,700 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.05% per annum. The note matured on April 9, 2018 and was repaid during the year ended June 30, 2018.

At June 30, 2018 and 2017, the note payable outstanding balances were approximately $285,200 and $276,700, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At June 30, 2018 and 2017, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2018 and 2017.

The following is a summary of the assumptions used in the valuation model at June 30, 2018 and 2017:

	June 30,	June 30,
	2018	2017
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date	$1.01	$0.82
Exercise price	$7.50 and $11.25	$7.50 and $11.25
Risk free interest rate (1)	2.33%	1.38%
Expected life in years	0.95	1.95
Expected volatility (2)	102%	106%
Expected dividend yields (3)	None	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018:

	Balance at June 30,	Initial valuation of derivative liabilities upon issuance of new warrants during the	Increase (decrease) in fair value of derivative	Fair value of derivatives reclassified to additional paid-in-	Balance at June 30,
	2017	period	liabilities	capital	2018
Series B warrants issued in connection with May and June 2014 offering	$98,114	$-	$(84,989)	$-	$13,125
Placement Agent warrants issued in connection with May and June 2014 offering	77,739	-	(60,338)	-	17,401
Redemption feature of promissory notes		3,309,880	854,228		4,164,108
Total	$175,853	$3,309,880	$708,901	$-	$4,194,634

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 – PROMISSORY NOTES PAYABLE

During the year ended June 30, 2018 the Company issued two year Convertible Promissory Notes, (the “Notes”) and warrants, for aggregate gross proceeds of $7,205,000, $6,534,400 net of direct debt issuance costs. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at $0.75 per share. In addition, the Notes automatically convert at a discount upon the Company attaining an Equity Financing, as defined in the Note agreements. The warrants have a seven year term and are exercisable at $1.50 per share. The redemption features in the Notes is an embedded derivative which has been bifurcated and will be adjusted to fair value at each reporting period.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the years ended June 30, 2018 and 2017, the Company issued 17,746 and 487,212 shares of common stock for cashless exercise of 17,770 and 487,707 warrants, respectively.

During the years ended June 30, 2018 and 2017, the Company issued 3,750 and 6,125 shares of common stock for issuances of restricted common stocks, respectively.

Options and warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allowed for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares to 4,111,769. In December 2017 the board approved, and in February 2018 the shareholders approved, an amendment to the Plan that increased the number of shares of Common Stock authorized for issuance under the Plan by an additional 2,500,000 shares from 4,111,768 to 6,611,768. As of June 30, 2018, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2018 3,505,279 shares were available for future grants under the Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The price of common stock prior to the Company being public was determined from a third party valuation. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based historical volatility. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. The Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

On February 13, 2017, Mr. Michael Becker, the Company’s Chief Financial Officer, resigned and entered into a consulting agreement with the Company to provide financial, investor, digital media, and public relations services for the Company. As a result of Mr. Becker’s change from an employee to a consultant, his options and shares of restricted stock outstanding on such date continued to vest pursuant to the awards’ original terms and were reclassified as non-employee awards. On December 15, 2017 Mr. Becker’s consulting agreement expired and all unvested options were cancelled.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation - options

During the year ended June 30, 2018, the Company granted various employees options to purchase a total of 2,650,000 shares of common stock. The options have a ten-year term and have an exercise price ranging from $0.80 to $0.88 per share. 2,450,000 options vest at a rate of 6.25% each quarter over 4 years, and 200,000 vest on the accomplishment of a clinical trial event. The fair value of the options on the grant date ranges from $0.65 to $0.71 per share using the Black-Scholes Option pricing model.

The Company did not grant any options to employees during the year ended June 30, 2017.

A summary of the changes in options outstanding for the year ended June 30, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2016	642,204	$6.41	7.7	$21,500
Forfeited	(82,232)	$6.41	-	$-
Outstanding and expected to vest at June 30, 2017	559,972	$6.41	6.7	$-
Granted	2,650,000	$0.82	9.3	$-
Forfeited	(141,107)	$9.25		$-
Outstanding and expected to vest at June 30, 2018	3,068,865	$1.45	8.8	$511,000
Options exercisable at June 30, 2018	653,106	$3.47	7.0	$53,750

At June 30, 2018, the Company has unrecognized stock-based compensation expense of approximately $1,511,000 related to unvested stock options over the weighted average remaining service period of 3.1 years. The weighted average fair value of options granted during the years ended June 30, 2018 and 2017 was approximately $0.66 and $0.52 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30, 2018	Year Ended June 30, 2018
Risk free interest rate	2.14 to 2.61%	2.14 to 2.31%
Dividend yield	0%	0%
Volatility	99.9-101.6%	105.7%
Expected term (in years)	6.25	6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation – restricted common stock

A summary of the changes in outstanding restricted stocks during the years ended June 30, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding and expected to issue at June 30, 2016	20,375	$14.10
Issued	(4,625)	$14.91
Forfeited	(7,000)	$13.45
Outstanding and vested at June 30, 2017	8,750	$15.25
Issued	(3,750)	$15.25
Forfeited	(5,000)	$15.25
Outstanding and vested at June 30, 2018	-	-

The restricted stock grants vest over four years. The Company had an unrecognized expense at June 30, 2018 and 2017 of approximately $0 and $6,150, respectively, related to unvested restricted stock grants which will be recognized over the remaining weighted average service periods of 0 and 1.4years, respectively. During the year ended June 30, 2018 and 2017, the Company issued 3,750 and 4,625 shares, respectively, in relation to vested restricted stock. As of June 30, 2018, all restricted stock shares are issued.

Stock-based compensation – warrants

A summary of the changes in outstanding warrants during the years ended June 30, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2016	4,224,573	$7.04
Issued	150,000	$1.64
Exercised	(487,707)	$0.001
Outstanding and vested at June 30, 2017	3,886,866	$7.71
Issued	5,945,929	$1.50
Exercised	(17,770)	$0.001
Outstanding and vested at June 30, 2018	9,815,025	$3.96

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the year ended June 30, 2017, the Company issued an aggregate of 150,000 warrants to a consultant for services rendered. The exercise price was determined based on the trading price of the Company’s common stock at warrant issuance date and range from $1.00 to $3.55 per share. The warrants are non-cancellable, vest upon issuance and expire the seventh anniversary of the date of issuance. The aggregate fair value of these warrants using the Black-Scholes option pricing model was $209,740 based on the following assumption:

During the year ended June 30, 2018, the Company issued an aggregate of 338,600 warrants to a consultant for services rendered. The exercise price was determined on trading price of the Company’s common stock at warrant issuance date and range from $0.75 to $1.65 per share. The warrants are non-cancellable, vest upon issuance or over the service period and expire on the tenth or the seventh anniversary of the date of issuance.

In addition, the Company issued an aggregate of 4,803,330 and 804,000 warrants to the holders of promissory notes payable and placement agent, respectively, during the year ended June 30, 2018. These warrants have exercise price from $1.50 to $1.65. The warrants are non-cancellable, vest upon issuance or over the service period and expire the seventh anniversary of the date of issuance

The aggregate fair value of these warrants issued during the year ended June 30, 2018 using the Black-Scholes option pricing model was approximately $1,594,000 based on the following assumptions:

Year Ended June 30, 2018
Risk free interest rate	2.13% to 2.86%
Dividend yield	0%
Volatility	83.7% to 99.4%
Expected term (in years)	6 to 10

At June 30, 2018 and 2017, the Company has $81,000 and $0 unrecognized stock based compensation expense related to outstanding warrants. At June 30, 2018 and 2017, the aggregate intrinsic value of warrants vested and outstanding was approximately $215,000 and $149,000, respectively. During the years ended June 30, 2018 and June 30, 2017, the Company recorded approximately $50,000 and $210,000 of expenses from issuances of warrants.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations for the years ended June 30, 2018 and 2017 (rounded to nearest $00) respectively:

	Year ended June 30, 2018	Year ended June 30, 2017
Research and development	$62,500	$136,500
General and administrative	455,500	568,000
Total	$518,000	$704,500

NOTE 10 - RELATED PARTY TRANSACTIONS

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

Consulting Agreement

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement. Pursuant to the terms of the agreement, Mr. Shenouda assisted the Company with matters requested by the Company. Mr. Shenouda was paid a consulting fee of $10,000 per month. The agreement was terminated effective December 31, 2017.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Federal net operating loss	$11,123,000	$15,425,000
State net operating loss	2,959,000	2,538,000
Stock-based compensation	-	191,000
Research and development tax credits	1,081,000	925,000
Accruals	13,000	23,000
Other	37,000	65,000
Less: valuation allowance	(15,213,000)	(19,167,000)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax assets at June 30, 2018 and 2017. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance (decreased)/increased for the years ended June 30, 2018 and 2017, by approximately ($3,954,000) and $4,650,000, respectively.

At June 30, 2018 and 2017, the Company had federal and state net operating loss (NOL) carryforwards of approximately $52,967,000 and $45,470,000, respectively, which begin expiring in 2027 and 2032, respectively. The Company also has federal research and development tax credit carryforwards of approximately $1,081,000 that will begin to expire in 2028. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed an analysis to determine whether any such limitations have been triggered as of June 30, 2018.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Statutory federal income tax rate	27.5%	34.0%
State (net of federal benefit)	6.0%	6.0%
Non-deductible expenses	(6.0)%	(0.75)%
Impact of Tax Cuts and Jobs Act	(71.6)%	-
Change in valuation allowance	44.1%	(39.25)%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at June 30, 2018 and 2017 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 34% to 21%. As a result of the Tax Act, deferred tax assets decreased by approximately $6,197,000, with an offsetting decrease to the valuation allowance.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party: (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2018, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the “Assignment Agreement”) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the “Agreements”) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the “Licensor”). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the “Existing Invention”) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above.

Leases

In June 2015, the Company entered into a lease for its former corporate headquarter office. The lease expired in December 2023 and was subject to customary escalations and adjustments. On June 6, 2017, the landlord and the Company agreed to assign the Lease for all of the office space to Actinium. See Note 4. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium. Pursuant to the assignment of the lease, the Company derecognized its deferred rent liability and recorded gain on assignment of office lease of $101,597.

The Company incurred rent expense of approximately $95,500, and $369,200 for the years ended June 30, 2018 and 2017, respectively.

As of June 30, 2017, the Company changed its corporate headquarters to 750 Third Avenue, 9th Floor, New York, New York 10017 pursuant to a lease agreement with an initial monthly rent of $8,294. The lease contract periods are for 6 month periods. In November 2017 and May 2018, the Company renewed the lease for 6 month terms. The current lease expires on January 31, 2019, current monthly rent payments are $9,454.

The Company leased an office in Pennsylvania for approximately $3,200 per month through September 2017. The Company entered into a sublease agreement through September 2016 whereby a tenant reimbursed the Company $2,350 for rent per month.

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

Lawsuit Brought by Former Officer

In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Dr. Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to end its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in Relmada Therapeutics, Inc. (a Delaware corporation and subsidiary of the Company) for shares in the Company.

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. The Company recorded no contingent liability associated with litigation during the twelve months ended June 30, 2018.

NOTE 13 - SUBSEQUENT EVENTS

None.

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

3.3	Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

Exhibit Number	Description

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	Non-Disclosure, Assignment of Inventions, Non-Solicitation and Non-Compete Agreement dated as of April 18, 2012 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.3	Form of Unit Purchase Agreement dated May __, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.7 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.4	Form of 2014 Unit Investor Rights Agreement dated __________, 2014 by and among Relmada Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.8 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.5	Form of Subscription Agreement dated as of May 12, 2014 and May 15, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.9 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.6	Indemnification Agreement dated July 10, 2012 between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.7	2012 Relmada Therapeutics, Inc. Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.8	Unit Purchase Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.9	Subscription Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.10	Form of Investor Rights Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.11	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.12	Agreement of Lease, dated June 9, 2015, by and between Relmada Therapeutics, Inc. and GP 275 Owner, LLC (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on June 15, 2015)

10.13	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.14	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

Exhibit Number	Description

10.15	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.17	Amended and Restated Employment Agreement, dated August 5, 2015, by and between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.18	Advisory and Consulting Agreement, dated August 4, 2015, by and between Relmada Therapeutics, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.19	Agreement dated, September 6, 2016, by and between Shreeram Agharkar and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.25 of Relmada’s Form 10-K filed with the SEC on September 9, 2016).

10.20	Consulting Agreement, dated February 15, 2017, between Relmada Therapeutics, Inc. and MDB Consulting LLC. (incorporated by reference to Exhibit 10.20 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.21	Assignment and Consent Agreement, dated June 6, 2017, among 275 Madison Avenue RPW 1 LLC, 275 Madison Avenue RPW 2, LLC, Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.21 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.22	Lease Agreement, dated May 2, 2017, between Relmada Therapeutics, Inc. and Regus Management Group, LLC. (incorporated by reference to Exhibit 10.22 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.23	Amended and Restated License Agreement, dated June 8, 2017, between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.23 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.24	Agreement, dated June 6, 2017, between Relmada Therapeutics, Inc. and Sandesh Seth. (incorporated by reference to Exhibit 10.24 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.25	Consulting Agreement, dated June 12, 2017, between Relmada Therapeutics, Inc. and Maged Shenouda. (incorporated by reference to Exhibit 10.20 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.26	Consulting Agreement Termination Agreement, dated November 13, 2017, between Relmada Therapeutics, Inc. and Maged Shenouda (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 14, 2017).

Exhibit Number	Description

10.27	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.28	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.29	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.30	Offer Letter, Dated March 28, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.31	Indemnification Agreement, dated April 2, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.32	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: September 28, 2018	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer,	September 28, 2018
Sergio Traversa	Interim Chief Financial Officer and Director

/s/ Charles J. Casamento	Chairman of the Board	September 28, 2018
Charles J. Casamento

/s/ Paul Kelly	Director	September 28, 2018
Paul Kelly

/s/ Maged Shenouda	Director	September 28, 2018
Maged Shenouda

