Form 10-Q
period 2018-09-30
RELMADA THERAPEUTICS, INC.
filed 2018-11-13
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 13, 2018, there were 28,425,435 shares of common stock outstanding $0.001 par value per share outstanding.

Relmada Therapeutics, Inc.

Index

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	1
	Unaudited Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018	1
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2018 and 2017	2
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2018 and 2017	3-4
	Notes to Unaudited Consolidated Financial Statements	5-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$887,494	$2,238,943
Other receivable	—	7,617
Lease payments receivable – short-term	65,846	64,486
Prepaid expenses	316,818	426,921
Total current assets	1,270,158	2,737,967
Fixed assets, net of accumulated depreciation	10,676	12,080
Other assets	18,908	24,788
Lease payments receivable – long-term	256,264	273,244

Total assets	$1,556,006	$3,048,079

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,019,357	$765,439
Accrued expenses	966,161	659,455
Units to be issued	404,500	—
Notes payable	200,204	285,170
Derivative liabilities	4,513,175	4,194,634

Total current liabilities	7,103,397	5,904,698

Promissory notes payable, net of discount of $4,012,023 and $4,548,543	3,192,977	2,656,457

Total liabilities	10,296,374	8,561,155

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	—	—
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value,100,000,000 shares authorized, 12,549,870 and 12,549,870 shares issued and outstanding, respectively	12,550	12,550
Additional paid-in capital	88,971,482	88,818,681
Accumulated deficit	(97,724,400)	(94,344,307)

Total stockholders’ equity (deficit)	$(8,740,368)	$(5,513,076)

Total liabilities and stockholders’ equity (deficit)	$1,556,006	$3,048,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Operating expenses:
Research and development	$1,421,482	$165,750
General and administrative	989,748	815,106
Total operating expenses	2,411,230	980,856
Loss from operations	(2,411,230)	(980,856)

Other income (expenses):
Change in fair value of derivative liabilities	(318,541)	(5,702)
Interest income (expense), net	(650,322)	2,522
Other income	-	2,350
Total other income (expenses)	(968,863)	(830)
Net loss	$(3,380,093)	$(981,686)

Net loss per common share – basic and diluted	$(0.27)	$(0.08)
Weighted average number of common shares outstanding – basic and diluted	12,549,870	12,532,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(3,380,093)	$(981,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,405	548
Stock-based compensation	152,800	68,870
Amortization of deferred financing costs	536,520	2,819
Change in fair value of derivative liabilities	318,541	5,702
Changes in operating assets and liabilities:
Other receivable	7,617	81,980
Lease payment receivable	15,620	14,368
Prepaid expenses	115,983	103,112
Accounts payable	253,918	(232,510)
Accrued expenses	306,706	(42,251)
Net cash used in operating activities	(1,670,983)	(979,048)

Cash flows from investing activities
Purchase of fixed assets	-	(2,591)
Net cash used in investing activities	-	(2,591)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees		4,038,200
Principal payments of notes payable	(84,966)	(82,506)
Units funds received	404,500
Net cash provided by financing activities	319,534	3,955,694
Net (decrease) increase in cash and cash equivalents	(1,351,449)	2,974,055
Cash and cash equivalents at beginning of the period	2,238,943	1,710,512

Cash and cash equivalents at end of the period	$887,494	$4,684,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2018	2017

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,509	$1,969

Non-cash investing and financing transactions:
Issuances of common stock resulting from cashless exercise of warrants	$-	$17
Warrants issued to placement agent	$-	$75,577
Warrants issued to promissory note holders	$-	$841,617
Derivative associated with issuance of promissory notes	$-	$2,336,456
Debt issuance cost from accrued financing fees	$-	$108,494

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $1,670,983 for the quarter ended September 30, 2018 and accumulated losses of $97,724,400 from inception through September 30, 2018. These conditions raise doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products.

On October 12, 2018, October 18, 2018 and November 2, 2018 closed on financings with combined gross proceeds of $4,629,507, see Subsequent Events. As of November 12, 2018, we have cash on hand of approximately $3.2 million.

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

Unit to be issued

Units to be issued represents funds received by the Company prior to the issuance of units. See Subsequent Events footnote for sale of units in October and November 2018.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provision that was calculated with the Black Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility is based upon the Company’s historical volatility and the expected term is based upon the expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the year ended June 30, 2018, which have a redemption feature was estimated using the Monte Carlo pricing model. The assumptions used in the valuation model at September 30, 2018 consider the probability of redemption, the length of time to maturity and the value of the redemption feature.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2018 and June 30, 2018, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2018 and June 30, 2018. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 2015 through June 30, 2018.

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

For the three months ended September 30, 2018 and 2017, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	September 30, 2018	September 30, 2017
Stock options	3,043,240	503,972
Restricted common stock	-	42,625
Common stock warrants	9,807,525	7,254,762
Total	12,850,765	7,801,359

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for us on July 1, 2019. with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on July 1, 2019. and use the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. This ASU is effective for Relmada beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for Relmada beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the effects of this pronouncement on the consolidated financial statements.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2018	June 30, 2018
Rent	$9,700	$9,200
Research and development	4,900	20,800
Insurance	251,100	345,700
Taxes	6,000	-
Legal	24,600	10,000
Other	20,500	41,200
Total	$316,800	$426,900

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	September 30, 2018	June 30, 2018
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(6,000)	(4,600)
Fixed Assets		$10,700	$12,100

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2018	June 30, 2018
Research and development	$47,400	$10,400
Professional fees	314,200	173,600
Interest on promissory notes	497,700	371,600
Accrued vacation	53,700	48,000
Other	53,100	55,900
Total	$966,100	$659,500

NOTE 6 - NOTES PAYABLE

In June 2018, the Company entered into a note for approximately $285,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.35% per annum. The note matures on April 9, 2019.

At September 30, 2018 and June 30, 2018, the note payable outstanding balances were approximately $200,200 and $285,200, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. At September 30, 2018 and June 30, 2018, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30, 2018 and June 30, 2018.

The following is a summary of the assumptions used in the valuation model at September 30, 2018 and June 30, 2018:

	September 30,	June 30,
	2018	2018
Common stock issuable upon exercise of warrants	2,574,570	2,574,570
Market value of common stock on measurement date	$1.12	$1.01
Exercise price	$7.50 and $11.25	$7.50 and $11.25
Risk free interest rate (1)	2.50%	2.33%
Expected life in years	$0.69	$0.95
Expected volatility (2)	125%	102%
Expected dividend yields (3)	None	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s stock at September 30, 2018 and June 30, 2018.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - DERIVATIVE LIABILITIES (continued)

At September 30, 2018, the Company had promissory notes with a redemption feature which is not clearly and closely related to the host instrument and therefore is considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model. The assumptions used in the valuation model considers the probability of redemption, the length of time to maturity and value of the redemption feature.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$59,397	$59,397
Derivative liability – embedded redemption feature of promissory notes	-	-	4,453,778	4,453,778
	$-	$-	$4,513,175	$4,513,175

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liability – warrant instruments	$-	$-	$30,526	$30,526
Derivative liabilities – embedded redemption feature of promissory notes	-	-	4,164,108	4,164,108
	$-	$-	$4,194,634	$4,194,634

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	September 30,	September 30,
	2018	2017
Beginning balance	$4,194,634	$175,853
Fair value of derivative liabilities for redemption feature of promissory notes payable	289,670	2,336,456
Change in fair value of derivative liabilities - warrants	28,871	5,702
Ending balance	$4,513,175	$2,518,011

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - PROMISSORY NOTES PAYABLE

Between September 2017 and January 2018, the Company issued two-year Convertible Promissory Notes (the “Notes”) and warrants, for aggregate gross proceeds of $7,205,000, $6,534,400 net of direct debt issuance costs. The notes have an interest rate of 7% per annum. The notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at $0.75 per share. In addition, the notes automatically convert at a discount upon the Company attaining an Equity Financing, as defined in the note agreements. An Equity Financing occurred on October 18, 2018, see Note 12 - Subsequent Events. The warrants have a 7-year term and are exercisable at $1.50 per share for 4,803,330 common shares. The redemption features in the Notes is an embedded derivative which has been bifurcated and are being adjusted to fair value at each reporting period.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Units to be Issued

During the three months ended September 30, 2018, the Company received $404,500 from investors for the purchase of units under a private placement. Each unit offered in the private placement includes (i) one share of common stock, and (ii) a five-year warrant to purchase 0.65 shares of common stock at an exercise price of $1.50 per share. The private placement closed in three financings dated October 12, 2018, October 18, 2018 and November 2, 2018 (See Note 12 – Subsequent Events). Accordingly, the $404,500 is reflected in current liabilities at September 30, 2018 as units to be issued.

Common Stock

During the three months ended September 30, 2018, the Company did not issue any shares of common stock resulting from the exercise on a non-cash basis warrants.

Options and warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allows for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 4,111,769. In December 2017 the board approved, and in February 2018 the shareholders approved, an amendment to the Plan that increased the number of shares of Common Stock authorized for issuance under the Plan by an additional 2,500,000 shares from 4,111,768 to 6,611,768. As of September 30, 2018, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2018 3,568,528 shares were available for future grants under the Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The price of common stock prior to the Company being public was determined from a third party valuation. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based on historical volatility. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors.

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

During the three months ended September 30, 2018, there were no options granted.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2018, the Company has unrecognized stock-based compensation expense of approximately $1,367,000 related to unvested stock options over the weighted average remaining service period of 2.92 years.

Options

A summary of the changes in options during the three months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2018	3,068,865	$1.45	8.8	$511,000
Forfeited	25,625	$7.59	-	$-
Outstanding and expected to vest at September 30, 2018	3,043,240	$1.40	8.6	$802,500
Options exercisable at September 30, 2018	788,300	$2.87	7.2	$129,500

Warrants

A summary of the changes in outstanding warrants during the three months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2018	9,815,025	$3.96
Forfeited	(7,500)	-
Outstanding and vested at September 30, 2018	9,807,525	$3.96

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

During the quarter ended September 30, 2018, the Company issued no warrants.

At September 30, 2018 and June 30, 2018, the aggregate intrinsic value of warrants vested and outstanding was approximately $265,000 and $215,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options and restricted stock in the consolidated statements of operations for the three months ended September 30, 2018 and 2017 (rounded to nearest $00):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Research and development	$13,400	$7,100
General and administrative	139,400	61,800
Total	$152,800	$68,900

NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting Agreements

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. A trial date is scheduled for February 2019. The Company recorded no contingent liability associated with litigation during the three months ended September 30, 2018.

Leases and Sublease

The Company leases its corporate headquarters at 750 Third Avenue, 9th Floor, New York, New York 10017. The monthly rental fee for is $9,454 per month. The lease expires on January 31, 2019.

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

On June 6, 2017, the landlord and the Company agreed to assign the Lease for all of the office space to Actinium, pursuant to an Assignment and Consent Agreement. As of such date all rights, titles, and interest to the Lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium for a gain of $101,597.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of September 30, 2018, the balance of unearned interest income was approximately $61,869.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$37,820	$37,820	$-	$-	$-
Note payable	200,200	200,200	-	-	-
Convertible promissory notes payable	7,205,000	4,480,000	2,725,000
Total obligations	$7,443,020	$4,718,020	$2,725,000	$-	$-

NOTE 12 - SUBSEQUENT EVENTS

On October 12, 2018, October 18, 2018 and November 2, 2018, Relmada closed on its private placement of securities pursuant to Unit Purchase Agreements, dated as of October 12, 2018, October 18, 2018 and November 2, 2018 and Subscription Agreements, dated as of October 12, 2018, October 18, 2018 and November 2, 2018, with investors pursuant to which the investors at the closings purchased (i) an aggregate of 5,143,896 shares of common stock (the “Shares”) at $0.90 per share and (ii) five-year warrants to purchase an aggregate of 3,343,532 shares of common stock at an exercise price of $1.50 per share (the “Warrants”). The Company received $4,629,507 in gross proceeds from the sale of securities under the Unit Purchase Agreements.

In connection with the closings, the placement agent received cash fees of $442,267 and warrants to purchase 670,101 shares of common stock at an exercise price of $0.99 per share.

As required by the Unit Purchase Agreements, the investors also became parties to Registration Rights Agreements dated as of October 12, 2018, October 18, 2018 and November 2, 2018 pursuant to which the Company will be required to register with the Securities and Exchange Commission such common shares and the shares of common stock underlying the warrants. If the registration statement is not filed or declared effective within the timeframe set forth in the Registration Rights Agreements, the Company is obligated to pay the investors an amount equal to 1% of the total purchase price of the securities per month (up to a maximum of 6% in the aggregate) until such failure is cured.

As a result of the closings, the principal and accumulated interest on Relmada’s outstanding 7% Convertible Promissory Notes issued in 2017 and 2018 (see Note 8: Promissory Note) automatically converted into 10,731,669 shares of its common stock, based on a conversion price of $0.72 per share. The derivative liability associated with the conversion feature of the Convertible Promissory Notes, was reclassified as paid in capital in October 2018.

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

BUSINESS OVERVIEW

Relmada is a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

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

On January 17, 2018, we announced that Relmada had acquired the global rights to develop and market dextromethadone for the treatment of neurological conditions including certain rare diseases with symptoms affecting the CNS.

In February 2018, Relmada initiated its Phase II study of d-methadone in patients with major depressive disorder.

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

Results of Operations

For the Three Months Ended September 30, 2018 versus September 30, 2017

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017	Increase (Decrease)
Operating Expenses
General and administrative	$989,748	$815,106	$174,642
Research and Development	1,421,482	165,750	1,225,732
Total	$2,411,230	980,856	1,430,374

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2018 was approximately $989,700 compared to $815,100 for the three months ended September 30, 2017, an increase of approximately $174,600. The increase resulted from an increase in stock-based compensation costs of $77,700; an increase in other G&A expenses of $61,800 that pertained primarily related to investor relations; an increase in professional service fees of $25,400; an increase of patent legal fees of $19,200. These increases were partially offset by a decrease in rent of $7,100.

Research and Development Expense

Research and development expense for the three months ended September 30, 2018 was approximately $1,421,500 compared to $165,800 for the three months ended September 30, 2017, an increase of $1,255,700. The increase was driven by an increase in study costs of $1,216,600, of which the majority, $1,061,500, pertained to our ongoing Phase 2a study, as well as an increase in compensation costs of $39,100.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss for the three months ended September 30, 2018 and 2017 of approximately $318,500 and $5,700, respectively.

Interest expense was $650,300 versus interest income of $2,500, for the three months ended September 30, 2018 and 2017, respectively.

Net Loss

The net loss for the Company for the three months ended September 30, 2018 and 2017 was approximately $(3,380,100) and $(981,700) respectively. The Company had net loss per basic and diluted weighted average common share of $(0.27) and $(0.08) for the three months ended September 30, 2018 and 2017, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to September 30, 2018 of approximately $97,724,400. We have generated negative cash flows from operations since inception. We expect to incur additional expenses over the next several years developing our products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

At September 30, 2018, the Company had cash and cash equivalents of approximately $887,500. The Company will need to raise additional funds in order to continue its planned clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. On October 12, 2018, October 18, 2018 and November 2, 2018 closed on financings with combined gross proceeds of $4,629,507, see Note 12 - Subsequent Events. Additional equity financing, if available, may be dilutive to our shareholders.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Cash used in operating activities	$(1,670,983)	$(979,048)
Cash used in investing activities	-	(2,591)
Cash provided by financing activities	319,534	3,955,694
Net (decrease) increase in cash and cash equivalents	$(1,351,449)	$2,974,055

For the three months ended September 30, 2018, cash used in operating activities was $1,670,983 primarily due to the loss from operations for the three months ended September 30, 2017 of $2,411,230, offset by amortization of deferred financing costs of $536,520, change in fair value of derivative liabilities of $318,541, non-cash stock compensation charges of $152,800 and changes to working capital.

For the three months ended September 30, 2017, cash used in operating activities was $979,048 primarily due to the loss from operations for the three months ended September 30, 2017 of $980,856.

For the three months ended September 30, 2018 and 2017, cash used in investing activities was $0 and $2,591, respectively, due to purchases of fixed assets.

Net cash provided by financing activities for the three months ended September 30, 2018 was $319,534. Net cash provided by financing activities for the three months ended September 30, 2017 was $3,955,694 due to proceeds raised through the promissory note financing.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2018 and June 30, 2018, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2018 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2018 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. Litigation is an inherently uncertain process, and there can be no assurances with respect to either the outcome or the consequences of this litigation. A trial date is scheduled for February 2019. The Company recorded no contingent liability associated with litigation during the three months ended September 30, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

4.1	Form of 2018 Warrant.	Attached

10.1	Unit Purchase Agreement, dated as of October 12 and 18, 2018, and November 2, 2018 among Relmada Therapeutics, Inc. and certain accredited investors.	Attached

10.2	Subscription Agreement, dated as of October 12 and 18, 2018, and November 2, 2018 among Relmada Therapeutics, Inc. and certain accredited investors.	Attached

10.3	Registration Rights Agreement, dated as of October 12 and 18, 2018, and November 2, 2018 among Relmada Therapeutics, Inc. and certain accredited investors.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: November 13, 2018	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal financial and Accounting Officer)

