Form 10-Q
period 2018-12-31
RELMADA THERAPEUTICS, INC.
filed 2019-02-13
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-55347

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

880 Third Avenue, 12th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of February 13, 2019 there were 30,266,373 shares of common stock outstanding $0.001 par value per share outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$2,426,751	$2,238,943
Other receivable	-	7,617
Lease payments receivable – short-term	67,235	64,486
Prepaid expenses	537,665	426,921
Total current assets	3,031,651	2,737,967
Fixed assets, net of accumulated depreciation	9,374	12,080
Other assets	18,908	24,788
Lease payments receivable – long-term	238,925	273,244

Total assets	$3,298,858	$3,048,079

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$358,892	$765,439
Accrued expenses	1,390,547	659,455
Notes payable	114,738	285,170
Derivative liabilities	-	4,194,634

Total current liabilities	1,864,177	5,904,698

Promissory notes payable, net of discount of $0 and $4,548,543	-	2,656,457

Total liabilities	1,864,177	8,561,155

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value,100,000,000 shares authorized, 29,764,210 and 12,549,870 shares issued and outstanding, respectively	29,764	12,550
Additional paid-in capital	106,258,627	88,818,681
Accumulated deficit	(104,853,710)	(94,344,307)

Total stockholders’ equity (deficit)	$1,434,681	$(5,513,076)

Total liabilities and stockholders’ equity (deficit)	$3,298,858	$3,048,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,257,418	$150,720	$2,678,900	$316,470
General and administrative	2,221,566	1,305,865	3,211,314	2,120,971
Total Operating Expenses	3,478,984	1,456,585	5,890,214	2,437,441
Loss from Operations	(3,478,984)	(1,456,585)	(5,890,214)	(2,437,441)

Other income (expenses):
Change in fair value of derivative liabilities	263,907	341,106	(54,634)	335,404
Loss on extinguishment of debt	(3,774,468)	-	(3,774,468)	-
Interest expense, net	(139,765)	(311,871)	(790,087)	(309,349)
Other income	-	-	-	2,350
Total other income (expenses)	(3,650,326)	29,235	(4,619,189)	28,405
Net loss	$(7,129,310)	$(1,427,350)	(10,509,403)	(2,409,036)

Loss per common share – basic	$(0.28)	$(0.11)	(0.55)	(0.19)

Loss per common share – diluted	$(0.28)	$(0.11)	(0.55)	(0.19)
Weighted average number of common shares outstanding – basic and diluted	25,583,922	12,547,176	19,066,896	12,540,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(10,509,403)	$(2,409,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,707	1,130
Stock-based compensation	415,844	202,908
Amortization of deferred financing costs	661,167	207,781
Change in fair value of derivative liabilities	54,636	(335,404)
Fair value of shares relinquished in litigation	(394,410)	-
Loss on promissory note extinguishment	3,774,468	-
Changes in operating assets and liabilities:
Other receivable	7,617	232,597
Other assets	5,880	-
Lease payment receivable	31,570	29,040
Prepaid expenses	(110,744)	232,043
Accounts payable	(406,549)	(321,995)
Accrued expenses	1,648,372	50,274)
Net cash used in operating activities	$(4,818,845)	(2,110,662)

Cash flows from investing activities
Purchase of fixed assets	-	(2,591)
Net cash used in investing activities	-	(2,591)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees	-	6,507,700
Principal payments of notes payable	(170,432)	(165,435)
Net proceeds from sale of units	5,177,085	-
Net cash provided by financing activities	$5,006,653	6,342,265
Net (decrease) increase in cash and cash equivalents	187,808	4,229,012
Cash and cash equivalents at beginning of the period	2,238,943	1,710,512

Cash and cash equivalents at end of the period	$2,426,751	$5,939,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended December 31,
	2018	2017

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,509	$2,131

Non-cash investing and financing transactions:
Issuances of common stock resulting from cashless exercise of warrants	$-	$17
Warrants issued to placement agent	$-	$200,658
Warrants issued to promissory note holders	$-	$1,266,344
Derivative associated with issuance of promissory notes	$-	$3,843,019
Debt issuance cost from accrued financing fees	$-	$127,757
Write-off of derivative liability due to adoption of ASU 2017-11	$59,397
Conversion of promissory notes and accrued interest to common stock	$8,030,365

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2018	12,549,870	$12,550	$88,818,681	$(94,344,307)	$(5,513,076)
Cumulative effect of write-off of derivative liability for adoption of ASU 2017-11	-	-	59,397	-	59,397
Adjusted Balances as at June 30, 2018	12,549,870	$12,550	$88,878,078	$(94,344,307)	$(5,453,679)
Stock based compensation	-	-	152,801	-	152,801
Net loss	-	-	-	(3,380,093)	(3,380,093)

Balances at September 30, 2018	12,549,870	12,550	89,030,879	(97,724,400)	(8,680,971)

Stock based compensation	-	-	263,044	-	263,044
Conversion of Notes and accrued interest	10,731,669	10,731	11,794,102	-	11,804,833
Equity units issued for cash	6,482,671	6,483	5,170,602	-	5,177,085
Net loss	-	-		(7,129,310)	(7,129,310)

Balances at December 31, 2018	29,764,210	$29,764	$106,258,627	$(104,853,710)	$1,434,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BUSINESS

Relmada Therapeutics, Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-Methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders. REL-1017 is in Phase 2 for the treatment of major depressive disorder.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $4,818,845 for the six months ended December 31, 2018 and accumulated deficit of $104,853,710 from inception through December 31, 2018. These conditions raise doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts payable and notes payable. Due to the short-term nature of cash, accounts payable and notes payable the carrying amounts of these assets and liabilities approximate their fair value.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provision that, prior to the adoption of ASU 2017-11, was calculated with the Black Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility is based upon the Company’s historical volatility and the expected term is based upon the expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the year ended June 30, 2018, which have a redemption feature was estimated using the Monte Carlo pricing model, prior to the debt conversion. On the date of debt conversion, when the conversion price of the notes was established and there was no uncertainty as to the conversion of the debt, the estimated fair value of the derivative instrument from the convertible promissory notes was valued using the Black-Scholes model which closely approximates the value under the Monte Carlo pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2018 and June 30, 2018, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2018 and June 30, 2018. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2015 through June 30, 2018.

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

Loss per Common Share

Basic loss per common share attributable to common stockholders is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of restricted stock awards, options and warrants to purchase common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the six months ended December 31, 2018 and 2017, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six months ended
	December 31, 2018	December 31, 2017
Stock options	5,743,240	2,619,240
Restricted common stock	-	37,625
Common stock warrants	14,975,591	9,627,426
Total	20,718,831	12,284,291

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for us on July 1, 2019. with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. This ASU is effective for the Company beginning July 1, 2019 and early adoption is permitted. The Company elected to early adopt ASU 2017-11 effective October 1, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for the Company beginning July 1, 2019 and early adoption is permitted. The Company elected to early adopt ASU 2018-07 effective October 1, 2018 and will apply the guidance to any future equity-classified share based awards to nonemployees.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2018	June 30, 2018
Rent	$-	$9,200
Research and development	230,700	20,800
Insurance	216,000	345,700
Taxes	6,000	-
Legal	18,300	10,000
Other	66,700	41,200
Total	$537,700	$426,900

NOTE 4 – FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	December 31, 2018	June 30, 2018
Computer and software	3 years	$16,700	$16,700
Less: accumulated depreciation		(7,300)	(4,600)
Fixed assets		$9,400	$12,100

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2018	June 30, 2018
Research and development	$25,400	$10,400
Professional fees	122,800	173,600
Interest on promissory notes	-	371,600
Accrued vacation	68,300	48,000
Litigation settlement, net	1,105,700	-
Other	68,300	55,900
Total	$1,390,500	$659,500

NOTE 6 – NOTES PAYABLE

In June 2018, the Company entered into a note for approximately $285,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.35% per annum. The note matures on April 9, 2019.

At December 31, 2018 and June 30, 2018, the note payable outstanding balances were approximately $114,700 and $285,200, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

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

At December 31, 2018 and June 30, 2018, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock.

Until September 30, 2018, the Company followed ASC Topic No 815 and treated the warrants as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30 and June 30, 2018.

As noted in Note 2, the Company elected to early adopt ASU 2017-11 and reversed the derivative liability into equity effective July 1, 2018. The warrants balance of $59,397 was reversed to equity effective July 1, 2018.

The following is a summary of the assumptions used in the valuation model at June 30, 2018:

June 30,
2018
Common stock issuable upon exercise of warrants	2,574,570
Market value of common stock on measurement date	$1.01
Exercise price	$7.50 and $11.25
Risk free interest rate (1)	2.33%
Expected life in years	$0.95
Expected volatility (2)	102%
Expected dividend yields (3)	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 – DERIVATIVE LIABILITIES (continued)

Until October 18, 2018, the Company had promissory notes with a redemption feature that was not clearly and closely related to the host instrument and therefore is considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model. The assumptions used in the valuation model considers the probability of redemption, the length of time to maturity and value of the redemption feature.

On October 12 and 18, 2018, the Company conducted closings on its private placement of securities. As a result of these closings, the outstanding promissory notes converted into common stock. The redemption feature associated with the promissory notes was valued on October 18, 2018 using the Black Scholes model. The change in value of the derivative between October 1, 2018 and the October 18, 2018 was recorded as income. The notes were converted to common stock on October 18, 2018.

The Company had no financial liabilities accounted for at fair value on a recurring basis as of December 31, 2018.

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the six months ended December 31, 2018 and 2017:

	Six Months Ended
	December 31,	December 31,
	2018	2017
Beginning balance	$4,194,634	$175,853
Adoption of ASU 2017-11 – warrants	(59,397)	-
Fair value of derivative liabilities for redemption feature of promissory notes payable	-	3,843,019
Change in fair value of derivative liabilities	54,634	(335,404)
Extinguishment of derivative liabilities on conversion of promissory notes.	(4,189,871)	-
Ending balance	$-	$3,683,468

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – PROMISSORY NOTES PAYABLE

Between September 2017 and January 2018, the Company issued two-year Convertible Promissory Notes (the “Notes”) and warrants, for aggregate gross proceeds of $7,205,000, $6,534,400 net of direct debt issuance costs. The notes had an interest rate of 7% per annum.

As a result of financings in October 2018, the principal and accumulated interest on the Convertible Promissory Notes was automatically converted into 10,731,669 shares of its common stock in accordance with the terms of the Notes. “This resulted in a loss on extinguishment of debt, a non cash item, of approximately $3,774,500 in the quarter ended December 31, 2018.”

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended December 31, 2018, the Company closed on its private placements of securities on October 12, 2018, October 18, 2018, November 2, 2018 and December 5, 2018 pursuant to Unit Purchase Agreements dated as of October 12, 2018, October 18, 2018, November 2, 2018 and December 5, 2018, and Subscription Agreements, dated as of October 12, 2018, October 18, 2018, November 2, 2018 and December 5, 2018. The Company issued an aggregate of 6,482,671 shares of common stock to investors in these closings, for net proceeds of $5,177,085.

The October 12, 2018 and October 18, 2018 financings represented an Equity Financing as defined in the Convertible Promissory Note agreement. As a result of the October 12, 2018 and October 18, 2018 financings, the Company’s outstanding 7% Convertible Promissory Notes and accumulated interest converted into 10,731,669 shares of common stock.

Options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allowed for the granting of 1,611,769 options or stock awards. In August 2015, the board approved an amendment to the Plan. Among other things, the Plan Amendment updates the definition of “change of control” and provides for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In January 2017, the stockholders approved an increase of 2,500,000 shares authorized to be issued under the Plan, raising the total shares allowed under the Plan to 4,111,768. In December 2017 the board approved, and in February 2018 the shareholders approved, an amendment to the Plan that increased the number of shares of common stock authorized for issuance under the Plan by an additional 2,500,000 shares from 4,111,768 to 6,611,768.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2018, 868,528 shares were available for future grants under the Plan.

In December 2018 the board of directors approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance under the Plan by an additional 4,000,000 shares from 6,611,768 to 10,611,768.

As of December 31, 2018, no stock appreciation rights have been issued.

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

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. Prior to the adoption of ASU 2018-07 on October 1, 2018, the Company used the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

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

On December 20, 2018, the Company awarded a total of 2,700,000 options to its chief executive officer, chief medical officer and board members with exercise price of $1.15 and a 10-year term vesting over 4-year period. The options have an aggregate fair value of $2.5 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.69% (2) expected life of 6.25 years, (3) expected volatility of 102.3%, and (4) zero expected dividends.

At December 31, 2018, the Company has unrecognized stock-based compensation expense of approximately $3,754,000 related to unvested stock options over the weighted average remaining service period of 3.56 years.

Options

A summary of the changes in options during the six months ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2018	3,068,865	$1.45	8.8	$511,000
Forfeited	(25,625)	$7.59	-	$-
Issued	2,700,000	1.15	10.0	-
Outstanding and expected to vest at December 31, 2018	5,743,240	$1.28	9.1	$882,000
Options exercisable at December 31, 2018	949,118	$2.58	7.25	$192,900

Warrants

A summary of the changes in outstanding warrants during the six months ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2018	9,815,025	$3.96
Forfeited	(7,500)	-
Issued	5,168,066	1.00
Outstanding and vested at December 31, 2018	14,975,591	$2.22

During the six months ended December 31, 2018, in connection with the closings on October 12, 2018, October 18, 2018, November 2, 2018 and December 5, 2018, the Company issued an aggregate of 4,213,732 warrants to the investors. The investor warrants have an exercise price of $1.50, are non-cancellable, vest upon issuance and expire on the fifth anniversary of the warrant date of issuance. The Company additionally issued an aggregate of 854,334 warrants to the placement agent in connection with the closings. The agent warrants have an exercise price of $0.99, are non-cancellable, vest upon issuance and expire on the fifth anniversary of the warrant date of issuance.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

On December 20, 2018, the Company granted 100,000 warrants to a contractor with exercise price of $1.15, a 10-year term and immediate vesting. The warrants have an aggregated fair value of $93,762 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.69% (2) expected life of 6.25 years, (3) expected volatility of 102.3%, and (4) zero expected dividends.

At December 31, 2018 and June 30, 2018, the aggregate intrinsic value of warrants vested and outstanding was approximately $415,000 and $215,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options in the consolidated statements of operations for the six months ended December 31, 2018 and 2017 (rounded to nearest $00):

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Research and development	$29,500	$14,100
General and administrative	386,300	188,800
Total	$415,800	$202,900

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

In 2014, Relmada dismissed with prejudice its lawsuit against Najib Babul, which had sought to compel Najib Babul, Relmada’s former President, to account for questionable expenditures of Relmada funds made while Babul controlled the Company. Relmada’s decision to end its claims was informed by the fact that Babul came forward with plausible explanations for some of the expenditures, and the fact that, because Babul was a former officer and director of Relmada being sued for his conduct in office, the Company was required to advance his expenses of the litigation; hence, Relmada was paying all the lawyers and consultants on both sides of the dispute. Relmada also agreed to reinstate certain stock purchase warrants in Babul’s name, which had been cancelled during the pendency of the litigation, and offered Babul the right to exchange his shares in Relmada Therapeutics, Inc. (a Delaware corporation and subsidiary of the Company) for shares in the Company.

Najib Babul has brought a second lawsuit against Relmada. Ruling on Relmada’s Motion to Dismiss, the United States District Court for the Eastern District of Pennsylvania dismissed Babul’s claims for breach of contract and intentional infliction of emotional distress, and left intact his claims for defamation, and wrongful use of civil process. The parties settled the lawsuit on February 6, 2019 see Note 12. Subsequent Events.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

The Company leased its corporate headquarters at 750 Third Avenue, 9th Floor, New York, New York 10017. The monthly rental fee was $9,454 per month. The lease was terminated effective January 1, 2019. Effective January 1, 2019, the Company leased its headquarters at 880 Third Avenue, 12th floor, New York, NY 10022. The annualized monthly rent for 2019 is approximately $7,500.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium Pharmaceuticals, Inc. (“Actinium”). Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of December 31, 2018, the balance of unearned interest income was approximately $55,232.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$90,200	90,200	$-	$-	$-
Note payable	114,700	114,700	-	-	-
Total obligations	$204,900	$204,900	$-	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On February 6, 2019 the Company entered into a settlement agreement in which Najib Babul relinquished his 303,392 shares in Relmada, signed a consulting contract and Relmada committed to a $500,000 initial payment and four subsequent payments of $250,000 on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. For accounting purposes no fair value was attributed to the consulting agreement. The Company recorded a liability at December 31, 2018 of $1,105,590 representing the total cash payments of $1,500,000 less the fair value of shares relinquished.

On February 12, 2019 the Company closed a private placement of securities to accredited investors. The Company received $725,000 and sold an aggregate of 805,554 units representing 805,554 shares of common stock and 523,610 warrants. The price per unit was $0.90 and the exercise price of each warrant is $1.50 with a 5-year term.

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

Our lead product candidate, d-methadone, is a New Chemical Entity (NCE) being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have completed Phase 1 single and multiple ascending dose studies. A Phase 2 study in major depressive disorder is ongoing, with the first patient dosed in June 2018, and we expect to have top line results in the first half of 2019.

NMDA receptors are present in many parts of the central nervous system and play important roles in regulating neuronal activity. We believe that dextromethadone acting as a NMDA receptor antagonist can have potential applications in a number of disease indications which mitigates risk and offers significant upside.

The Company has a legacy portfolio of three 505b2 product candidates at various stages of development. These products are: LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine. These products are not currently in active development.

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

In November 2014, Health Canada approved a Clinical Trial Application (“CTA”) to conduct the first Phase 1 study with d-methadone. This was a Single Ascending Dose (“SAD”) study and was followed by a Multiple Ascending Dose (“MAD”) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-methadone to determine the maximum tolerated dose, defined as the highest dose devoid of unacceptable adverse events. In the MAD study, healthy subjects received daily oral doses of d-methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, we reported that d-methadone demonstrated an acceptable safety profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore even higher single doses of d-methadone. In June 2015, the Company successfully completed the SAD study identifying the maximum tolerated dose and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-methadone with a favorable side effect and tolerability profile. The data from these studies was used to design a Phase 2a study in patients with depression.

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

Phase 2 Program for d-Methadone

Combined with the results of our Phase 1 studies, the encouraging results of in vivo and in vitro studies strongly support further evaluation of d-methadone in a Phase 2 study as a rapidly acting, oral agent for the treatment of major depressive disorder. Relmada filed an Investigational New Drug (“IND”) application for the Phase 2 study with the FDA, which was accepted on January 25, 2017.

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

In February 2018, Relmada initiated its Phase 2 study of d-methadone in patients with major depressive disorder.

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

Other indications that Relmada may explore in the future, potentially includes restless leg syndrome, and other neurological diseases.

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

BuTab (REL-1028)

BuTab (REL-1028) represents a novel formulation of oral, modified release buprenorphine as a potential therapeutic for both chronic pain and opioid dependence. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase 1 pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies. BuTab can be developed under the 505(b)(2) regulatory pathway. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in BuTab.

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

A 505(b)(2) NDA contains full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. This can result in a less expensive and faster route to approval, compared with a traditional development path [such as 505(b)(1)], while creating new, differentiated products with tremendous commercial value.

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

Results of Operations

For the Three Months Ended December 31, 2018 versus December 31, 2017

	Three Months Ended	Three Months Ended
	December 31 2018	December 31, 2017	Increase (Decrease)
Operating Expenses
General and administrative	$2,221,566	$1,305,865	$915,701
Research and Development	1,257,418	150,720	1,106,698
Total	$3,478,984	1,456,585	2,022,399

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2018 was approximately $2,221,600 compared to $1,305,800 for the three months ended December 31, 2017, an increase of approximately $915,700. The increased expense resulted from an increase in legal fees of $1,069,700, driven by the legal and settlement expenses from the resolution of the Babul litigation; an increase in stock-based compensation costs of $119,900; and an increase in other G&A expenses of $91,000; these increases were partially offset by a decrease patent related costs of $293,400 and a decrease of professional fees of $66,800.

Research and Development Expense

Research and development expense for the three months ended December 31, 2018 was approximately $1,257,400 compared to $150,700 for the three months ended December 31, 2017, an increase of $1,106,700. The increase was driven by an increase in study costs of $1,063,100, of which the majority, $996,200, pertained to our ongoing Phase 2a study and an increase in compensation costs of $43,500.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized gain of approximately $263,900 for the three months ended December 31, 2018 versus a non-cash unrealized gain of approximately $341,100 for the three months ended December 31, 2017.

The loss on extinguishment of debt, a non cash item, of approximately $3,774,500 for the three months ended December 31, 2018, versus zero for the three months ended December 31, 2017, was due to the conversion of outstanding principal and accrued interest on Convertible Promissory Notes into 10,731,669 shares of common stock.

Interest expense for the three months ended December 31, 2018 and 2017, was $139,700 and $311,900, respectively. The decrease was due to the extinguishment of the Convertible Promissory Notes on October 18, 2018.

Net Loss

The net loss for the Company for the three months ended December 31, 2018 and 2017 was approximately $(7,129,300) and $(1,427,400) respectively. The Company had net loss per basic and diluted weighted average common share of $(0.28) and $(0.11) for the three months ended December 31, 2018 and 2017, respectively.

Results of Operations

For the Six Months Ended December 31, 2018 versus December 31, 2017

	Six Months Ended	Six Months Ended
	December 31 2018	December 31, 2017	Increase (Decrease)
Operating Expenses
General and administrative	$3,211,314	$2,120,971	$1,090,343
Research and Development	2,678,900	316,470	2,362,430
Total	$5,890,214	2,437,441	3,452,773

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2018 was approximately $3,211,300 compared to $2,121,000 for the six months ended December 31, 2017, an increase of approximately $1,090,300. The increase resulted from an increase in legal fees of $1,072,300, driven by the legal and settlement expenses from the resolution of the Babul litigation; an increase in stock based compensation of $197,500; and an increase in other G&A of $152,800. These increases were partially offset by a decrease patent related costs of $274,200 and a decrease of professional fees of $42,500.

Research and Development Expense

Research and development expense for the six months ended December 31, 2018 was approximately $2,678,900 compared to $316,500 for the six months ended December 31, 2017, an increase of $2,362,400. The increase was driven by an increase in study costs of $2,279,800, of which the majority, $2,162,200, pertained to our ongoing Phase 2a study, as well as an increase in compensation costs of $82,700.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss for the six months ended December 31, 2018 of $54,600 and a non-cash unrealized gain of $335,400 for the six months ended December 31, 2017.

The loss on extinguishment of debt, a non-cash item, of approximately $3,774,500 for the six months ended December 31, 2018, versus zero for the six months ended December 31, 2017, was due to the conversion of outstanding principal and accrued interest on Convertible Promissory Notes into 10,731,669 shares of common stock.

Interest expense the six months ended December 31, 2018 and 2017 was $790,100 and $309,300, respectively.

Net Loss

The net loss for the Company for the six months ended December 31, 2018 and 2017 was approximately ($10,509,403) and ($2,409,036) respectively. The Company had net loss per basic and diluted weighted average common share of $(0.55) and $(0.19) for the six months ended December 31, 2018 and 2017, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to December 31, 2018 of approximately $104,853,710. We have generated negative cash flows from operations since inception. We expect to incur additional losses over the next several years developing our products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

At December 31, 2018, the Company had cash and cash equivalents of approximately $2,426,800. The Company will need to raise additional funds in order to continue its development plans. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Cash used in operating activities	$(4,818,845)	$(2,110,662)
Cash used in investing activities	-	(2,591)
Cash provided by financing activities	5,006,653	6,342,265
Net (decrease) increase in cash and cash equivalents	$187,808	$4,229,012

For the six months ended December 31, 2018, cash used in operating activities was $4,818,845 primarily due to the loss from operations for the six months ended December 31, 2018 of $10,509,403, offset by loss on promissory note extinguishment of $3,774,468, and an increase in accrued expenses of $1,241,823.

For the six months ended December 31, 2017, cash used in operating activities was $2,110,662 primarily due to the loss from operations for the six months ended December 31, 2017 of $2,409,036.

For the six months ended December 31, 2018 and 2017, cash used in investing activities was $0 and $2,591, respectively, due to purchases of fixed assets.

Net cash provided by financing activities for the six months ended December 31, 2018 was $5,006,653 due to the sale of units. Net cash provided by financing activities for the six months ended December 31, 2017 was $6,342,265 due to proceeds raised through the promissory note financing.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2018 and June 30, 2018, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2018 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is not currently aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

On February 6, 2019 the Company entered into a settlement agreement in which Najib Babul relinquished his 303,392 shares in Relmada and signed a three year consulting contract and Relmada committed to a $500,000 initial payment and four subsequent payments related to his consulting agreement of $250,000 on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. As a result of the settlement agreement, all outstanding litigation between the parties was dismissed with prejudice, including all claims and counterclaims in all legal proceedings related to Najib Babul v. Relmada Therapeutics, Inc., et al., Case No. 2:15-cv-02937-GAM, pending in the United States District Court for the Eastern District of Pennsylvania.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2019 the Company sold to accredited investors an aggregate of 805,554 shares of common stock and 523,619 warrants pursuant to a private placement transaction. The price per unit was $0.90 and the exercise price of each warrant is $1.50 with a 5 year term. There were no commissions paid. We believe the issuance of the shares and warrants was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to granting the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

10.1	Lease Agreement, effective January 1, 2019, between Relmada Therapeutics, Inc. and 880 Third Avenue Tenant LLC.	Attached

10.2	Settlement Agreement, dated February 6, 2019, among Najib Babul, Laidlaw & Company (UK) Ltd., Sandesh Seth, and Sergio Traversa.	Attached

10.3	Consulting Agreement, effective March 25, 2019, between Relmada Therapeutics, Inc. and Najib Babul.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: February 13, 2019	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal financial and Accounting Officer)