Form 10-Q
period 2019-03-31
RELMADA THERAPEUTICS, INC.
filed 2019-05-15
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of May 14, 2019 there were 33,256,987 shares of common stock outstanding $0.001 par value per share outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$2,053,853	$2,238,943
Other receivable	-	7,617
Lease payments receivable – short-term	68,654	64,486
Prepaid expenses	207,793	426,921
Total current assets	2,330,300	2,737,967
Fixed assets, net of accumulated depreciation	8,298	12,080
Other assets	43,908	24,788
Lease payments receivable – long-term	221,221	273,244

Total assets	$2,603,727	$3,048,079

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,080,110	$765,439
Accrued expenses	1,020,950	659,455
Notes payable	28,769	285,170
Derivative liabilities	-	4,194,634

Total current liabilities	2,129,829	5,904,698

Promissory notes payable, net of discount of $0 and $4,548,543	-	2,656,457

Total liabilities	2,129,829	8,561,155

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued or outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 30,980,658 and 12,549,870 shares issued and outstanding, respectively	30,981	12,550
Additional paid-in capital	107,982,692	88,818,681
Accumulated deficit	(107,539,775)	(94,344,307)

Total stockholders’ equity (deficit)	$473,898	$(5,513,076)

Total liabilities and stockholders’ equity (deficit)	$2,603,727	$3,048,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,275,948	$1,666,902	$3,954,848	$1,983,372
General and administrative	1,426,056	883,009	4,637,370	3,003,980
Total Operating Expenses	2,702,004	2,549,911	8,592,218	4,987,352
Loss from Operations	(2,702,004)	(2,549,911)	(8,592,218)	(4,987,352)

Other income (expenses):
Change in fair value of derivative liabilities	-	(254,862)	(54,634)	80,542
Loss on extinguishment of debt	-	-	(3,774,468)
Interest income (expense), net	15,939	(397,111)	(774,148)	(706,460)
Other income	-	-	-	2,350
Total other income (expenses)	15,939	(651,973)	(4,603,250)	(623,568)
Net loss	$(2,686,065)	$(3,201,884)	$(13,195,468)	$(5,610,920)

Loss per common share – basic and diluted	$(0.09)	$(0.26)	$(0.58)	$(0.45)
Weighted average number of common shares outstanding – basic and diluted	30,037,971	12,547,620	22,670,534	12,542,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(13,195,468)	$(5,610,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,782	1,698
Stock-based compensation	810,537	365,173
Amortization of deferred financing costs	661,167	501,203
Change in fair value of derivative liabilities	54,634	(80,542)
Fair value of shares relinquished in litigation	(394,410)	-
Loss on promissory note extinguishment	3,774,468	-
Changes in operating assets and liabilities:
Other receivable	7,617	232,597
Other assets	(19,120)	-
Lease payment receivable	47,855	44,022
Prepaid expenses	219,128	312,572
Accounts payable	314,671	483,531
Accrued expenses	884,365	14,761
Net cash used in operating activities	$(6,830,774)	(3,735,905)

Cash flows from investing activities
Purchase of fixed assets	-	(2,591)
Net cash used in investing activities	-	(2,591)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees		6,534,400
Principal payments of notes payable	(256,401)	(248,790)
Net proceeds from sale of units	6,902,085
Net cash provided by financing activities	$6,645,684	6,285,610
Net (decrease) increase in cash and cash equivalents	(185,090)	2,547,114
Cash and cash equivalents at beginning of the period	2,238,943	1,710,512

Cash and cash equivalents at end of the period	$2,053,853	$4,257,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine months ended March 31,
	2019	2018

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,876	$2,738

Non-cash investing and financing transactions:
Issuances of common stock resulting from cashless exercise of warrants	$-	$17
Issuance of vested shares of restricted stock		38
Warrants issued to placement agent	$-	$200,658
Warrants issued to promissory note holders	$-	$1,268,813
Derivative associated with issuance of promissory notes	$-	$3,862,095
Debt issuance cost from accrued financing fees	$-	$127,757
Write-off of derivative liability due to adoption of ASU 2017-11	$59,397
Conversion of promissory notes and accrued interest to common stock	$8,030,365

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Nine months ended March 31, 2019
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2018	12,549,870	$12,550	$88,818,681	$(94,344,307)	$(5,513,076)
Cumulative effect of write-off of derivative liability for adoption of ASU 2017-11	-	-	59,397	-	59,397
Adjusted Balances as at June 30, 2018	12,549,870	$12,550	$88,878,078	$(94,344,307)	$(5,453,679)
Stock-based compensation	-	-	152,801	-	152,801
Net loss	-	-	-	(3,380,093)	(3,380,093)

Balances at September 30, 2018	12,549,870	12,550	89,030,879	(97,724,400)	(8,680,971)

Stock-based compensation	-	-	263,044	-	263,044
Conversion of Notes and accrued interest	10,731,669	10,731	11,794,102	-	11,804,833
Equity units issued for cash	6,482,671	6,483	5,170,602	-	5,177,085
Net loss	-	-		(7,129,310)	(7,129,310)

Balances at December 31, 2018	29,764,210	29,764	106,258,627	(104,853,710)	1,434,681

Stock-based compensation			394,692		394,692
Equity units issued for cash	1,519,840	1,520	1,723,480		1,725,000
Shares relinquished	(303,392)	(303)	(394,107)		(394,410)
Net loss				(2,686,065)	(2,686,065)

Balances at March 31, 2019	30,980,658	$30,981	$107,982,692	$(107,539,775)	$473,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Statements of Stockholders’ Equity (Continued)

(Unaudited)

	Nine months ended March 31, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2017	12,528,374	$12,528	$86,831,211	$(85,383,455)	$1,460,284

Issuance of warrants to promissory notes payable placement agent	-	-	75,577	-	75,577
Issuance of warrants to holders of promissory notes payable	-	-	841,617	-	841,617
Issuance of common stock on exercise of Series A Preferred Stock Warrants	16,746	17	(17)	-	16,746
Stock-based compensation	-	-	68,870	-	68,870
Net loss	-	-	-	(981,686)	(981,686)

Balances at September 30, 2017	12,545,120	12,545	87,817,258	(86,365,141)	1,464,662

Issuance of warrants to promissory notes payable placement agent	-	-	125,081	-	125,081
Issuance of warrants to holders of promissory notes payable	-	-	424,727	-	424,727
Stock-based compensation	-	-	134,038	-	134,038
Net loss	-	-		(1,427,350)	(1,427,350)

Balances at December 31, 2017	12,545,120	12,545	88,501,104	(87,792,491)	721,158

Issuance of restricted stock	3,750	4	(4)	-	-
Issuance of warrants to holders of promissory notes payable	-	-	2,469	-	-
Stock-based compensation	-	-	162,265	-	162,265
Net loss				(3,201,884)	(3,201,884)

Balances at March 31, 2018	12,548,870	$12,548	$88,665,834	$(90,994,375)	$(2,315,993)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the issuance of these consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $6,830,774 for the nine months ended March 31, 2019 and accumulated deficit of $107,539,775 from inception through March 31, 2019. These conditions raise doubt as to the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. We will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products.

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provision that, prior to the adoption of ASU 2017-11, was calculated with the Black-Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility is based upon the Company’s historical volatility and the expected term is based upon the expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the year ended June 30, 2018, which have a redemption feature was estimated using the Monte Carlo pricing model, prior to the debt conversion. On the date of debt conversion, when the conversion price of the notes was established and there was no uncertainty as to the conversion of the debt, the estimated fair value of the derivative instrument from the convertible promissory notes was valued using the Black-Scholes model which closely approximates the value under the Monte Carlo pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2019 and June 30, 2018, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2019 and June 30, 2018. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2015 through June 30, 2018.

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

For the nine months ended March 31, 2019 and 2018, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine months ended
	March 31, 2019	March 31, 2018
Stock options	5,743,240	2,573,240
Common stock warrants	16,047,775	9,816,025
Total	21,791,015	12,389,265

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for us on July 1, 2019. with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. The Company is still evaluating the expected impact on its financials.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2019	June 30, 2018
Rent	$-	$9,200
Research and development	-	20,800
Insurance	115,200	345,700
Legal	12,100	10,000
Other	80,500	41,200
Total	$207,800	$426,900

NOTE 4 – FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	March 31, 2019	June 30, 2018
Computer and software	3 years	$16,700	$16,700
Less: accumulated depreciation		(8,400)	(4,600)
Fixed assets		$8,300	$12,100

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2019	June 30, 2018
Research and development	$9,700	$10,400
Professional fees	132,900	173,600
Interest on promissory notes	-	371,600
Accrued vacation	77,800	48,000
Litigation settlement, net	750,000	-
Other	50,600	55,900
Total	$1,021,000	$659,500

NOTE 6 – NOTES PAYABLE

In June 2018, the Company entered into a note for approximately $285,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.35% per annum. The note matured on April 9, 2019.

At March 31, 2019 and June 30, 2018, the note payable outstanding balances were approximately $28,800 and $285,200, respectively.

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

At March 31, 2019 and June 30, 2018, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock.

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

On October 12 and 18, 2018, the Company conducted closings on its private placement of securities. As a result of these closings, the outstanding promissory notes converted into common stock. The redemption feature associated with the promissory notes was valued on October 18, 2018 using the Black-Scholes model. The change in value of the derivative between October 1, 2018 and the October 18, 2018 was recorded as income. The notes were converted to common stock on October 18, 2018.

The Company had no financial liabilities accounted for at fair value on a recurring basis as of March 31, 2019.

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the nine months ended March 31, 2019 and 2017:

	Nine months ended
	March 31,	March 31,
	2019	2018
Beginning balance	$4,194,634	$175,853
Adoption of ASU 2017-11 – warrants	(59,397)	-
Fair value of derivative liabilities for redemption feature of promissory notes payable	-	3,862,095
Change in fair value of derivative liabilities	54,634	(80,542)
Extinguishment of derivative liabilities on conversion of promissory notes.	(4,189,871)	-
Ending balance	$-	$3,957,406

NOTE 8 – PROMISSORY NOTES PAYABLE

Between September 2017 and January 2018, the Company issued two-year Convertible Promissory Notes (the “Notes”) and warrants, for aggregate gross proceeds of $7,205,000, $6,534,400 net of direct debt issuance costs. The notes had an interest rate of 7% per annum.

As a result of financings in October 2018, the principal and accumulated interest on the Convertible Promissory Notes was automatically converted into 10,731,669 shares of its common stock in accordance with the terms of the Notes. This resulted in a loss on extinguishment of debt, a non cash item, of approximately $3,774,500 in the quarter ended December 31, 2018.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended March 31, 2019, the Company closed on private placements of securities pursuant to Unit Purchase Agreements and Subscription Agreements, each dated as shown below. The price per unit (comprising one common stock and a warrant to purchase 0.65 common stock) was $0.90. The Company issued an aggregate of 7,288,225 shares of common stock to investors in these closings, for net proceeds of $5,941,547.

Date of closing	Common Stock Issued	Warrants issued	Unit Price	Net proceeds
October 12, 2018	2,004,106	1,302,669	$0.90	$1,630,991
October 18, 2018	1,640,334	1,066,218	$0.90	$1,287,007
November 2, 2018	1,499,456	974,645	$0.90	$1,215,242
December 5, 2018	1,338,775	870,200	$0.90	$1,083,307
February 12, 2019	805,554	523,610	$0.90	$725,000

Total	7,288,225	4,737,342		$5,941,547

The exercise price of each warrant issued to investors was $1.50 with a 5-year term. Approximately $40,000 of legal costs were incurred that were not allocated to the individual closings.

In addition to the above, on March 27, 2019, the Company closed on a private placement of securities pursuant to Unit Purchase Agreements and Subscription Agreements dated March 27, 2019. The price per unit of the March 27, 2019 Units (comprising one common stock and a warrant to purchase 0.50 common stock) was $1.40. The Company issued an aggregate of 714,285 shares of common stock and 357,142 warrants to investors in these closings, for net proceeds of $1,000,000. The exercise price of the March 27, 2019 warrants was $2.25.

The October 12, 2018 and October 18, 2018 financings represented an Equity Financing as defined in the Convertible Promissory Note agreement. As a result of the October 12, 2018 and October 18, 2018 financings, the Company’s outstanding 7% Convertible Promissory Notes and accumulated interest converted into 10,731,669 shares of common stock.

Placement Agent Warrants

During the nine months ended March 31, 2019, the Company additionally issued an aggregate of 854,334 warrants to the placement agent in connection with the closings. The agent warrants have an exercise price of $0.99, are non-cancellable, vest upon issuance and expire on the fifth anniversary of the warrant date of issuance.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2019, 4,868,528 shares were available for future grants under the Plan.

As of March 31, 2019, no stock appreciation rights have been issued.

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

At March 31, 2019, the Company has unrecognized stock-based compensation expense of approximately $3,448,900 related to unvested stock options over the weighted average remaining service period of 3.35 years.

Options

A summary of the changes in options during the nine months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2018	3,068,865	$1.45	8.8	$511,000
Forfeited	(25,625)	$7.59	-	$-
Issued	2,700,000	$1.15	9.7	$1,674,000
Outstanding and expected to vest at March 31, 2019	5,743,240	$1.28	8.9	$4,199,110
Options exercisable at March 31, 2019	1,278,687	$2.22	7.6	$799,763

Warrants

A summary of the changes in outstanding warrants during the nine months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2018	9,815,025	$3.96
Forfeited	(7,500)	4.00
Issued	6,240,247	1.46
Outstanding and vested at March 31, 2019	16,047,772	$2.15

Included in the warrants outstanding at June 30, 2018, and March 31, 2019 are 2,574,570 warrants with an exercise price that is subject to downward adjustment on the sale of equity at prices below their original exercise price. The issuance of common stock in the three months ended March 31, 2019 resulted in a reduction of the exercise price of these warrants. This reduction had a di minimis effect on the financial statements.

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

On January 1, 2019, the Company granted 120,000 warrants to a contractor with exercise price of $1.15, a 10-year term and quarterly vesting over four years vesting. The warrants have an aggregated fair value of $112,183 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.49% (2) expected life of 6.25 years, (3) expected volatility of 102.0%, and (4) zero expected dividends.

On March 9, 2019, the Company granted 71,429 warrants to a consultant with exercise price of $1.75, a 5-year term and immediate vesting. The warrants have an aggregated fair value of $95,131 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.42% (2) expected life of 5 years, (3) expected volatility of 102.0%, and (4) zero expected dividends.

At March 31, 2019 and June 30, 2018, the aggregate intrinsic value of warrants vested and outstanding was approximately $4,057,000 and $215,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options in the consolidated statements of operations for the nine months ended March 31, 2019 and 2018 (rounded to nearest $00):

	Nine months ended March 31, 2019	Nine months ended March 31, 2018
Research and development	$65,700	$44,500
General and administrative	744,800	320,700
Total	$810,500	$365,200

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

On February 6, 2019 the Company entered into a settlement agreement with Najib Babul, Relmada’s former President. Dr Babul relinquished his 303,392 shares in Relmada and signed a consulting contract and Relmada committed to a $500,000 initial payment and four subsequent payments of $250,000 on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. For accounting purposes no fair value was attributed to the consulting agreement.

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

Leases and Sublease

The Company leased its corporate headquarters at 750 Third Avenue, 9th Floor, New York, New York 10017. The monthly rental fee was $9,454 per month. The lease was terminated effective January 1, 2019. Effective January 1, 2019, the Company entered a one year lease for its headquarters at 880 Third Avenue, 12th floor, New York, NY 10022. The annualized monthly rent for 2019 is approximately $7,500.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium Pharmaceuticals, Inc. (“Actinium”). Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of March 31, 2019, the balance of unearned interest income was approximately $48,900.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$67,500	$67,500	$-	$-	$-
Note payable	28,800	28,800	-	-	-
Total obligations	$96,300	$96,300	$-	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2019 the Company awarded 150,000 options to a new employee with exercise price of $1.76 and a 10-year term vesting over 4-year period. The options have an aggregate fair value of $213,803 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.31% (2) expected life of 6.25 years, (3) expected volatility of 101.5%, and (4) zero expected dividends.

On April 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000 shares.

On April 15, 2019, the Company executed an amendment to the Company’s 2014 Stock Option and Equity Incentive Plan. The amendment increases the number of shares of common stock that the Company is authorized to issue under the plan to 10,111,718 shares.

On May 14, 2019, the Company closed on a private placement of securities pursuant to Unit Purchase Agreements and Subscription Agreements dated May 14, 2019. The price per unit of the May 14, 2019 Units (comprising one common stock and a warrant to purchase 0.50 common stock) was $1.50. The Company issued an aggregate of 2,276,329 shares of common stock and 1,138,161 warrants to investors in this closing, for net proceeds of approximately $3,106,000. The exercise price of the May 14, 2019 investor warrants was $2.25 and they have a term of five years. The Company additionally issued warrants to brokers who acted as co-placement agents with respect to the private placement.

One agent received warrants to purchase 48,433 shares at an exercise price of $1.65 and the other agent a warrant to purchase 99,000 shares of common stock at an exercise price of $2.25. Both warrants have a term of 5 years. The warrants have aggregate fair value of $66,800 and $122,942 respectively, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.26% (2) expected life of 5 years, (3) expected volatility of 101%, and (4) zero expected dividends.

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

In September 2017 we completed two additional in vivo studies to confirm and support the antidepressant-like effect of dextromethadone in validated animal models, the Novelty Suppressed Feeding Test (“NSFT”) and the Female Urine-Sniffing test (“FUST”) test. The studies were performed by Professor Ronald S. Duman, Ph.D. at Yale University School of Medicine.

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

Overview of the 505(b)(2) Pathway

Part of our strategy is the utilization of FDA’s 505(b)(2) new drug application process for approval. The 505(b)(2) NDA is one of three FDA drug approval pathways and represents an appealing regulatory strategy for many companies. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the Federal Food, Drug, and Cosmetic Act. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant.

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

Overview of Orphan Drug Status

In accordance with laws and regulations pertaining to the Regulatory Agencies, a sponsor may request that the Regulatory Agencies designate a drug intended to treat a “Rare Disease or Condition” as an “Orphan Drug.” For example, in the United States, a “Rare Disease or Condition” is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to 7 years of exclusive marketing rights in the United States unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years, and in Australia it is 5 years. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. Orphan drugs may also be eligible for federal income tax credits for costs associated with such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas

Results of Operations

For the Three Months Ended March 31, 2019 versus March 31, 2018

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018	Increase (Decrease)
Operating Expenses
General and administrative	$1,426,000	$883,000	$543,000
Research and Development	1,275,900	1,666,900	(391,000)
Total	$2,701,900	2,549,900	152,000

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2019 was approximately $1,426,000 compared to $883,000 for the three months ended March 31, 2018, an increase of approximately $543,000. The increased expense resulted from an increase in litigation costs of $254,800; an increase in stock compensation of $226,600; an increase in professional costs of $52,300; and an increase in non-stock compensation of $11,700.

Research and Development Expense

Research and development expense for the three months ended March 31, 2019 was approximately $1,275,900 compared to $1,666,900 for the three months ended March 31, 2018, a decrease of $391,000. The decrease was driven by a decrease in study costs of $427,600, offset by an increase in compensation costs of $36,600.

Other Income (Expense)

The change in the fair value of derivative liabilities was $0 for the three months ended March 31, 2019 versus a non-cash unrealized loss of approximately $254,900 for the three months ended March 31, 2018.

Interest income for the three months ended March 31, 2019 was $15,900 versus interest expense of $397,100 for March 31, 2018. The decrease in interest expense was due to the extinguishment of the Convertible Promissory Notes on October 18, 2018.

Net Loss

The net loss for the Company for the three months ended March 31, 2019 and 2018 was approximately $(2,686,000) and $(3,201,900), respectively. The Company had net loss per basic and diluted weighted average common share of $(0.09) and $(0.26) for the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

For the Nine months ended March 31, 2019 versus March 31, 2018

	Nine months ended	Nine months ended
	March 31, 2019	March 31, 2018	Increase (Decrease)
Operating Expenses
General and administrative	$4,637,400	$3,004,000	$1,633,400
Research and Development	3,954,800	1,983,400	1,971,500
Total	$8,592,200	$4,987,400	$3,604,900

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2019 was approximately $4,637,400 compared to $3,004,000 for the nine months ended March 31, 2018, an increase of approximately $1,633,400. The increased expense resulted from an increase in legal costs of $1,324,600; an increase in stock compensation of $424,100; and an increase is other G&A costs of $60,600. These were offset by a decrease in professional costs of $164,900 and decrease in non-stock compensation of $9,900.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2019 was approximately $3,954,800 compared to $1,983,400 for the nine months ended March 31, 2018, an increase of $1,971,500. The increase was driven by an increase in study costs of $1,852,200 and compensation costs of $119,300.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss for the nine months ended March 31, 2019 of $54,600 vs. a non-cash unrealized gain of $80,500 for the nine months ended March 31, 2018.

The loss on extinguishment of debt, a non-cash item, of approximately $3,774,500 for the nine months ended March 31, 2019, versus zero for the nine months ended March 31, 2018, was due to the conversion of outstanding principal and accrued interest on Convertible Promissory Notes into 10,731,669 shares of common stock.

Interest expense the nine months ended March 31, 2019 and 2018 was $774,100 and $706,500, respectively.

Net Loss

The net loss for the Company for the nine months ended March 31, 2019 and 2018 was approximately ($13,195,500) and ($5,610,900) respectively. The Company had net loss per basic and diluted weighted average common share of $(0.58) and $(0.45) for the nine months ended March 31, 2019 and 2018, respectively.

Liquidity

To date, we have financed our operations primarily through issuance of common stock and warrants and subordinated debt (convertible to common stock). Since our inception, we have not generated any product revenue and do not anticipate generating any revenues for the foreseeable future. We have incurred losses from inception to March 31, 2019 of approximately $107,539,800. We have generated negative cash flows from operations since inception. We expect to incur additional losses over the next several years developing our products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had cash and cash equivalents of approximately $2,053,900. The Company will need to raise additional funds in order to continue its development plans. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, or licensing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders.

The following table sets forth selected cash flow information for the periods indicated below:

	Nine months ended March 31, 2019	Nine months ended March 31, 2018
Cash used in operating activities	$(6,830,800)	$(3,735,900)
Cash used in investing activities	-	(2,600)
Cash provided by financing activities	6,645,700	6,285,600
Net (decrease) increase in cash and cash equivalents	$(185,100)	$2,547,100

For the nine months ended March 31, 2019, cash used in operating activities was $6,830,800 primarily due to the loss from operations for the nine months ended March 31, 2019 of $13,195,500, offset by loss on promissory note extinguishment of $3,774,500, an increase in accrued expenses of $884,100, and stock compensation costs of 810,500.

For the nine months ended March 31, 2018, cash used in operating activities was $3,735,900 primarily due to the loss from operations for the nine months ended March 31, 2018 of $5,610.900.

For the nine months ended March 31, 2019 and 2018, cash used in investing activities was $0 and $2,600, respectively, due to purchases of fixed assets.

Net cash provided by financing activities for the nine months ended March 31, 2019 was $6,645,700 due to the sale of units. Net cash provided by financing activities for the nine months ended March 31, 2018 was $6,285,600 primarily due to proceeds raised through the promissory note financing.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2019 and June 30, 2018, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2019 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2019 the Company sold to accredited investors an aggregate of 714,285 shares of common stock and 357,142 warrants pursuant to a private placement transaction. The price per unit was $1.40 and the exercise price of each warrant is $2.25 with a 5 year term. There were no commissions paid. We believe the issuance of the shares and warrants was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to granting the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On May 14, 2019, the Company conducted a closing (the “Closing”) of its private placement of securities (the “Offering”) pursuant to a Unit Purchase Agreement, dated as of May 14, 2019 (the “Purchase Agreement”) and Subscription Agreement, dated as of May 14, 2019 (the “Subscription Agreement), with certain accredited investors named therein (the “Investors”).  Pursuant to the agreements, Investors at the Closing agreed to purchase (i) an aggregate of 2,276,329 shares (the “Shares”) of common stock at $1.50 per share and (ii) five-year warrants to purchase an aggregate of 1,138,161 shares of common stock at an exercise price of $2.25 per share (the “Warrants”). The Company received $3,414,505 in gross proceeds from the sale of securities under the Purchase Agreements at the Closing.

As required by the  Purchase Agreements, at the Closings, the Investors also became parties to a Registration Rights Agreement dated as of May 14, 2019 pursuant to which the Company will be required to register with the United States Securities and Exchange Commission such Shares and the shares of Common Stock underlying the Warrants (the “Warrant Shares”).  If the registration statement is not filed or declared effective within the timeframe set forth in the Registration Rights Agreements, the Company is obligated to pay the investors an amount equal to 1% of the total purchase price of the securities per month (up to a maximum of 6% in the aggregate) until such failure is cured.

Alexander Capital, LP (“Alexander Capital”) and Brookline Capital Markets, a Division of CIM Securities, LLC (“Brookline”), each a FINRA registered broker dealer, acted as co-placement placement agents with respect to the Offering. In connection with the Closing, Alexander Capital and Brookline received a cash fee of $79,915 and $151,730, respectively, and warrants to purchase 48,433 shares and 99,000 shares of common stock, respectively, at an exercise price of $1.65 per share and $2.25 per share respectively. Included in the $79,915 cash fee to Alexander Capital, was a non-accountable 1% expense allowance of $7,265. Included in the $151,730 cash fee to Brookline, was a non-accountable expense allowance of $3,230.

General Information

The foregoing is not a complete summary of the terms of the transactions contemplated by the Purchase Agreements and reference is made to the complete text of the Form of Purchase Agreement, Form of Subscription Agreement,  Form of Registration Rights Agreement, and Form of Warrant which are filed as exhibits 10.2, 10.3, 10.4 and 4.1, respectively, to this Company’s Form 10-Q for the quarterly period ended March 31, 2019.

The securities offered have not been registered for primary sale by the Company under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Current Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Item 3.02    Unregistered Sales of Equity Securities.

The information contained in Item 1.01 above is incorporated herein by reference in response to this Item 3.02.

The Shares and Warrants described were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  In connection with the sale of these securities, the Company relied on each investor’s written representations that it was an “accredited investor” as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

3.1	Certificate of Amendment to Relmada Therapeutics, Inc. Articles of Incorporation, dated April 12, 2019.	Attached

4.1	Form of Warrant.	Attached

10.1	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended.	Attached

10.2	Form of Unit Purchase Agreement.	Attached

10.3	Form of Subscription Agreement.	Attached

10.4	Form of Registration Rights Agreement.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: May 14, 2019	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Executive Officer, Principal Executive Officer and Principal financial and Accounting Officer)