Form 10-K
period 2019-06-30
RELMADA THERAPEUTICS, INC.
filed 2019-09-24
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 000-55347

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Third Avenue, 12th Floor

New York, NY 10022

(Address of principal executive offices)(Zip Code)

(646) 876 3459

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer Emerging Growth Company	☒ ☐	Smaller reporting company	☒

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

As of December 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,408,840 based on the closing price as reported on the OTCQB.

As of September 24, 2019, there are 39,578,986 shares of common stock, $0.001 par value per share outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Report) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Our lead product candidate, d-methadone, is a New Chemical Entity (NCE) being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have completed Phase 1 single and multiple ascending dose studies. A Phase 2 study in major depressive disorder is ongoing, with first patient dosed in June 2018 and last patient-last dose completed in July 2019. We expect to have top line results in the second half of 2019.

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

In November 2014, Health Canada approved a Clinical Trial Application (CTA) to conduct the first Phase 1 study with d-methadone. This was a Single Ascending Dose (SAD) study and was followed by a Multiple Ascending Dose (MAD) study, both in healthy volunteers. The two studies were designed to assess the safety, tolerability and pharmacokinetics of d-methadone in healthy, opioid-naïve subjects. The SAD study included single escalating oral doses of d-methadone to determine the maximum tolerated dose, defined as the highest dose devoid of unacceptable adverse events. In the MAD study, healthy subjects received daily oral doses of d-methadone for several days to assess its safety, pharmacokinetics and tolerability. In March 2015, we reported that d-methadone demonstrated an acceptable safety profile with no dose limiting side effects after four cohorts were exposed to increasing higher doses. In April 2015, the Company received clearance from Health Canada to continue with dose escalation and explore even higher single doses of d-methadone. In June 2015, the Company successfully completed the SAD study identifying the maximum tolerated dose and subsequently received a No Objection Letter (NOL) from Health Canada to conduct the MAD clinical study in August 2015. The MAD study was completed in January 2016 and the results successfully demonstrated a potential therapeutic dosing regimen for d-methadone with a favorable side effect and tolerability profile. The data from these studies was used to design a Phase 2a study in patients with depression.

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

Phase 2 Program for d-Methadone in Depression

Combined with the results of our Phase 1 studies, the encouraging results of in vivo and in vitro studies strongly support further evaluation of d-methadone in a Phase 2 study as a rapidly acting, oral agent for the treatment of major depressive disorder. Relmada filed an Investigational New Drug (IND) application for the Phase 2 study with the FDA, which was accepted on January 25, 2017.

On April 13, 2017, we announced that the FDA granted Fast Track designation for d-methadone (REL-1017 dextromethadone) for the adjunctive treatment of major depressive disorder. Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The purpose, according to the FDA, is to get important new drugs to the patient earlier. Drugs that receive Fast Track designation may be eligible for more frequent meetings and written communications with the FDA, accelerated review and priority approval, and rolling New Drug Application (NDA) review.

On January 17, 2018, we announced that Relmada had acquired the global rights to develop and market dextromethadone for the treatment of neurological conditions including certain rare diseases with symptoms affecting the CNS.

In February 2018, Relmada initiated its Phase 2 study of d-methadone in patients with major depressive disorder.

In July 2019, Relmada announced the completion of dosing of the last patient in its Phase 2 study of d-methadone in patients with major depressive disorder.

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

Studies of ketamine, an NMDAR antagonist with mechanistic similarities with dextromethadone, in Rett Syndrome mouse models show that low-dose ketamine acutely reverses multiple disease manifestations and chronic administration of ketamine improves Rett Syndrome progression, providing a solid rationale to pursue this indication with dextromethadone.

Other indications that Relmada may explore in the future, potentially includes restless leg syndrome, and other glutamatergic system activation related diseases.

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above.

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

LevoCap ER can be developed under the 505(b)(2) regulatory pathway. Following an exchange of correspondence and meeting with the FDA in January 2017, we have defined a path forward for the Phase 3 clinical study for LevoCap ER and a new drug application (NDA) filing. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in LevoCap ER.

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

Overview of the 505(b)(2) Pathway

Part of our strategy is the utilization of FDA’s 505(b)(2) NDA for approval. The 505(b)(2) NDA is one of three FDA drug approval pathways and represents an appealing regulatory strategy for many companies. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the Federal Food, Drug, and Cosmetic Act. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (reference or listed) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $17,318,000 and $8,961,000 for the years ended June 30, 2019 and June 30, 2018, respectively. At June 30, 2019, we have an accumulated deficit of approximately $111,662,000.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. According to Research and Markets, every year more than 5 billion antidepressant prescriptions are written globally. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lily, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the popular drugs produced by these companies are Cymbalta® (Eli Lily), Effexor® (Pfizer), Pristiq® (Pfizer), Zulresso (Sage) and Spravato (Johnson & Johnson).

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

Currently, there are no oral FDA-approved therapies for TRD with the mechanism of action of d-methadone. Johnson & Johnson’s Spravato (esketamine nasal spray) has been recently approved for the treatment of TRD however it needs to be taken under the supervision of a healthcare provider in a healthcare setting. Products approved for other indications, for example, low doses of the anesthetic ketamine, are being or may be increasingly used off-label for treating depression, as well as other CNS indications for which d-methadone may have therapeutic potential. Additionally, other treatment options, such psychotherapy and electroconvulsive therapy, are sometimes used instead of and before antidepressant medications to treat patients with TRD.

In the field of new generation antidepressants focused on specifically blocking the NMDA receptor channel, our principal competitor is intranasal esketamine, an isomer of ketamine, developed by Johnson & Johnson subsidiary Janssen Pharmaceuticals and approved in the United States in March 2019. Other potential competitors focused on modulation of the NMDA receptor at its glycine co-agonist site include VistaGen Therapeutics, Inc. that is developing AV-101, an orally available prodrug candidate that gains access to the CNS after systemic administration and is rapidly converted in the brain into its active metabolite, 7-chlorokynurenic acid (7-Cl-KYNA), a well-characterized, potent and highly selective antagonist of the NMDA receptor at the glycine co-agonist site. Vistagen is currently conducting a multicenter Phase 2 study for the adjunctive use of oral AV-101 for MDD in patients with an inadequate response to standard antidepressant therapy.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of active pharmaceutical ingredients, excipients, controlled substances and finished pharmaceutical products such as those being developed by Relmada.

In the United States, the FDA regulates such products under the FDCA, as amended and regulations pursuant to the FDCA.

The U.S. Drug Enforcement Agency (DEA), a division of the Department of Justice, administers the federal Controlled Substances Act (CSA) of 1970, as amended. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, import and export controls, labeling and packaging requirements, security controls, and a restriction on prescription refills on certain pharmaceutical products.

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

We are also subject to United States regulation under the CSA. DEA regulations require Scheduled II controlled substances to be manufactured in the United States if the products are to be marketed in the United States. Our only products that contain Schedule II controlled substances are LevoCap ER and d-methadone. We are in the process of transferring all third party manufacturing of these products to the United States, and we intend to comply with this CSA requirement.

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

Corporate Information

Our principal executive offices are located at 880 Third Avenue, 12th Floor, New York, New York 10022 and our telephone number is (646) 876 3459. Our website address is www.relmada.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Annual Report. The information contained therein or connected thereto shall not be deemed to be incorporated into this 10-K which it forms a part.

Employees

As of June 30, 2019, we have four (4) full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

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

Our product candidates are still in the early stages of clinical testing. None has gone beyond the Phase 1/Phase 2a stage and FDA approval requires that a drug candidate complete a Phase 3 study program, to test the safety and efficacy of the drug candidate on a large sample of patients. The timeline between a Phase 1 study and a Phase 3 study and subsequent filing of a NDA can be several years. We will need to commit substantial time and additional resources to conducting further nonclinical studies and clinical trials before we can submit an NDA with respect to any of these product candidates. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our product candidates.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $111.7 million at June 30, 2019. The Company has cash and cash equivalents of approximately $9.2 million at June 30, 2019. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

The Company has cash and cash equivalents of approximately $9.2 million at June 30, 2019, which will not be sufficient to capitalize the development and commercialization of d-methadone and we will need to continue to seek capital from time to time to continue the development and to acquire and develop other product candidates. Our first product is not expected to be commercialized until at least 2023 and the revenues it will generate may not be sufficient to fund our ongoing operations. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our product candidates in or before the end of calendar year 2020. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

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

Our license agreement for our product dextromethadone could terminate under certain circumstances.

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

Even if we or our collaborators comply with all FDA regulatory requirements, our drug candidates may never obtain regulatory approval. If we or our collaborators fail to obtain regulatory approval for any of our drug candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any. Even if our drug candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us or our collaborators to commit to perform lengthy Phase 4 post-approval clinical efficacy or safety studies. Our expending additional resources on such trials would have an adverse effect on our operating results and financial condition.

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

Results from Phase 1 clinical programs may not support moving a drug candidate to Phase 2 or Phase 3 clinical trials. Phase 3 clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. Even if the results of Phase 3 clinical trials are positive, we or our collaborators may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory clearance or approval to market a depression product is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new depression therapy product only after the product has received approval of a NDA filed with the FDA pursuant to 21 C.F.R. § 314, seeking permission to market the product in interstate commerce in the United States. The NDA process is costly, lengthy and uncertain. Any NDA application filed by the Company will have to be supported by extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

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

The active ingredients in our current product candidates, including levorphanol, buprenorphine and d-methadone are listed by the DEA, as “Controlled Substances” or schedule substances, under the Controlled Substance Act of 1970. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These product candidates are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. For example, all regular Schedule II drug prescriptions must be signed by a physician and may not be refilled.

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

The DEA limits the availability and production of all scheduled substances, including dextromethadone, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our Phase 3 development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are currently conducting a Phase 2a clinical trial for d-methadone and in the future expect to submit an NDA to the FDA for approval of d-methadone for the treatment of depression. The FDA may not approve or clear d-methadone or other product candidates for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for NDA market approval of new products, new intended uses or indications to existing or future products. Failure to receive approval for our new products would have an adverse effect on our ability to expand our business.

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

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. They may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manner than most of the patients. In addition to FDA requirements, our clinical trial requires the approval of the institutional review board (IRB), at each site selected for participation in our clinical trial.

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer. If he terminates employment with us, such a departure would have a material adverse effect on our business.

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

We must enter into an agreement, including an existing agreement with a large shareholder, with, and depend upon, one or more partners to assist us in commercializing our product candidates.

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

We also currently have an existing agreement with our largest shareholder where they have a right of first refusal to commercialize certain of our products in Asia, including d-methadone. If the parties do not agree to the terms of such a license then they could force binding arbitration to protect their rights to commercialize in Asia. Accordingly, the terms of such a license could be on unfavorable terms to us.

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

Our ability to receive revenues may be dependent upon the sales and marketing efforts of any future co-marketing partners and third-party distributors. At this time, we have not entered into an agreement with any commercialization partner and only plan to do so after the successful completion of Phase 2 clinical trials and prior to commercialization. If we fail to reach an agreement with any commercialization partner or upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition and results of operations.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have held their shares for at least six months are be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933.

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders would cause our expenses to be higher than they would be if we remained privately held and did not consummate the Reverse Merger.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company these new rules and regulations to increase our compliance costs and make certain activities more time consuming and costly. As a public company, these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Our securities are not actively traded, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital. There is a limited market for our securities. Accordingly, investors may therefore bear the economic risk of an investment in the Securities thereof, for an indefinite period of time. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act (Rule 144), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. Our securities have not been registered under the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We do not own any property.

On January 1, 2019, the Company changed its corporate headquarters to 880 Third Avenue, 12th Floor, New York, New York 10022.

Pursuant to a Lease Agreement, dated January 1, 2019, between the Company and 880 Third Avenue Tenant, LLC, the Company occupies a portion of the 12th Floor at 880 Third Avenue, New York, NY 10022. The rental fee for the Premises is $7,513 per month. The lease agreement expires on December 31, 2019.

Effective January 1, 2019, the Company terminated its prior lease agreement, dated May 2, 2017, with Regus Management Group, LLC for space at 750 Third Avenue, 9th Floor, New York, NY 10017.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement (the License) with Actinium for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, our former corporate headquarters. This agreement amends and restates the license agreement entered into between the parties on March 10, 2016. Pursuant to the terms of the License, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the Premises (the FFE). Actinium will pay to the Company a license fee of $7,529 per month. Actinium shall have at any time during the term of this Agreement the right to purchase the FFE. The term of the License is contemporaneous with the Lease Agreement.

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

The following table shows, for the years ended June 30, 2019 and 2018, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service. These closing prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

For the Year Ended June 30, 2019	High	Low

Three months ended June 30, 2019	$2.74	$1.45
Three months ended March 31, 2019	$1.97	$1.15
Three months ended December 31, 2018	$1.24	$1.01
Three months ended September 30, 2018	$1.30	$0.86

For the Year Ended June 30, 2018	High	Low

Three months ended June 30, 2018	$1.74	$0.89
Three months ended March 31, 2018	$0.89	$0.68
Three months ended December 31, 2017	$1.00	$0.69
Three months ended September 30, 2017	$1.00	$0.71

Lack of a Public Market for Common Stock

There is no assurance that our shares will continue to be traded on the bulletin board, or if traded, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

Holders

As of June 30, 2019, 38,978,555 shares of common stock were issued and outstanding, which were held by 331 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of Class A convertible preferred stock outstanding. Our transfer agent is:

Empire Stock Transfer

1859 Whitney Mesa Drive

Henderson, NV 89014

Telephone (702) 818-5898

www.empirestock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Registration Rights

As required by the Unit Purchase Agreements, the investors also became parties to Registration Rights Agreements dated as of October 12, 2018, October 18, 2018, November 2, 2018, December 5, 2018, and February 12, 2019 pursuant to which the Company was required to register with the Securities and Exchange Commission such common shares and the shares of common stock underlying the warrants. The Registration Statement was declared effective by the SEC on March 1, 2019.

As required by the Unit Purchase Agreements, the investors also became parties to Registration Rights Agreements dated as of May 14, 2019, June 14, 2019, June 20, 2019, and June 28, 2019 pursuant to which the Company will be required to register with the Securities and Exchange Commission such common shares and the shares of common stock underlying the warrants. If the registration statement is not filed or declared effective within the timeframe set forth in the Registration Rights Agreements, the Company is obligated to pay the investors an amount equal to 1% of the total purchase price of the securities per month (up to a maximum of 6% in the aggregate) until such failure is cured. A Form S-1 registration statement was filed with the SEC on August 12, 2019, but has not been declared effective by the SEC.

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. As of June 30, 2019, the Company has 4,668,153 awards available to be issued.

The following table summarizes our equity compensation plan information as of June 30, 2019.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,893,240	$1.29	4,668,153

Equity compensation plans not approved by security holders	-	-	-

Total	5,890,240	$1.29	4,668,153

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the year ended June 30, 2019 and for the year ended June 30, 2018. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Our Corporate History and Background

Relmada Therapeutics is a clinical-stage, publicly traded biotechnology company developing NCEs together with novel versions of proven drug products that potentially address areas of high unmet medical need in the treatment of CNS diseases - primarily depression. The Company has a diversified portfolio of four products at various stages of development, including d-methadone (dextromethadone, REL-1017), a NMDA receptor antagonist for treating depression and neuropathic pain; LevoCap ER (REL-1015), an abuse resistant, sustained release dosage form of the opioid analgesic levorphanol; BuTab (oral buprenorphine, REL-1028), an oral dosage form of the opioid analgesic buprenorphine; and MepiGel (topical mepivacaine, REL-1021), an orphan drug designated topical formulation of the local anesthetic mepivacaine.

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

Our lead product candidate, d-methadone, is a NCE being developed as a rapidly acting, oral agent for the treatment of depression, neuropathic pain, and/or other potential conditions. We have completed Phase 1 single and multiple ascending dose studies and have confirmed safety, tolerability, and dose range for a planned Phase 2 study in TRD. A Phase 2 study in major depressive disorder is ongoing, with first patient dosed in June 2018 and last patient dosed in July 2019. We expect to have top line results in the second half of 2019.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $17,318,100 and $8,961,000 for the years ended June 30, 2019 and 2018, respectively. At June 30, 2019, we have an accumulated deficit of approximately $111,662,400.

Results of Operations

For the year ended June 30, 2019 versus June 30, 2018

Research and Development Expense

Total research and development spending for the year ended June 30, 2019 was approximately $7,024,800, as compared to $2,942,600 for the same period of 2018, an increase of $4,082,200. The increase in research and development expenses was primarily due to:

●	Increase in study costs of $4,334,200 associated with the execution of our Phase 2a study;

●	Increase in manufacturing and drug storage costs of $186,200

●	Increase in pre-clinical and toxicology expenses of $297,300

●	Increase in stock based compensation expense of research and development staff of $153,500.

●	Decrease in research expenses of $913,700

General and Administrative Expense

Total general and administrative expenses were approximately $5,703,200 for the year ended June 30, 2019, as compared to $3,974,900 for the prior year, an increase of $1,728,300. The increase in general and administrative expenses was primarily due to:

●	Increase in legal and settlement expenses from the resolution of the “Babul” litigation of $1,249,900;

●	Increase in stock-based compensation of $542,400;

●	Increase in other G&A of $121,100

●	Decreased non-litigation professional fees of $185,100;

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities was an unrealized loss of approximately $54,600 for the year ended June 30, 2019, as compared to the prior year unrealized loss of $708,900.

For the year ended June 30, 2019, the Company elected to early adopt ASU 2017-11 and reversed the derivative liability into equity effective July 1, 2018. During the year ended June 30, 2019, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock. These warrants expired unexercised in the quarter ended June 30, 2019.

For the year ended June 30, 2018, derivative liabilities included warrants issued with the May 2014 and June 2014 offerings. The derivative liability would decrease when warrants were exercised, expire or when the anti-dilution feature was eliminated. The anti-dilution feature will be eliminated when the Company is up-listed to a National Exchange (NYSE or NASDAQ). The derivative liabilities were affected by factors that are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss was subject to significant fluctuations. The accounting guidance applicable to these warrants required the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash loss when the Company’s stock price was rising and to record non-cash income when the Company’s stock price was decreasing.

Interest Income and Expense, Net

Net interest expense for the year ended June 30, 2019 was approximately $761,000 as compared to net interest expense of $1,336,800 for the year ended June 30, 2018. The difference primarily consisted of decreased interest expense resulting from the extinguishment of the two-year convertible promissory notes on October 18, 2018.

Other Income

On March 10, 2016 and effective as of January 1, 2016, Relmada entered into an Office Space License Agreement (the License) with Actinium Pharmaceuticals, Inc. (Actinium), for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016. The term of the License was for three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,600 per month for Actinium, subject to customary escalations and adjustments. The Company recorded the license fees as other income in the consolidated statements of operations. On June 6, 2017, the landlord and Relmada agreed to assign the lease for all of the office space at 275 Madison Avenue to Actinium. As of such date all rights, titles, and interest to the lease, including related duties, liabilities, and obligations, were transferred from the Company to Actinium. Pursuant to the assignment of the lease, the Company derecognized its deferred rent liability and recorded gain on assignment of office lease.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,909, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets, recognized a discounted lease payments receivable using the discount rate of 8.38% and recognized a loss on the lease of fixed assets.

Income Taxes

The Company did not provide for income taxes for the years ended June 30, 2019 and 2018 since there were losses for both years and a full valuation allowance against all deferred tax assets.

Loss per Common Share

The Company recorded a net loss of approximately $17,318,100 and $8,960,900 or $0.69 and $0.71 per common share, basic and diluted, for the years ended June 30, 2019 and 2018, respectively, based on the factors described above.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $10,497,854 for the year ended June 30, 2019 and has an accumulated deficit of $111,662,367 from inception through June 30, 2019. During the year ended June 30, 2019, the Company incurred non-recurring expenses of approximately $1,600,000 related to the settlement with Najib Babul (see Note 12) and related legal fees.

Relmada has funded its past operations through equity raises and most recently in the year ended June 30, 2019 Relmada raised net proceeds from the sale of common stock and warrants of $17,760,635. Further, the Company was able to reduce its debt obligations by converting $8,030,365 of promissory notes and accrued interest into common stock.

In Note 2 of the notes to the Company’s audited consolidated financial statements as of and for the year ended June 30, 2018, and subsequently in each of the Company’s quarterly unaudited condensed consolidated financial statements, management stated that the Company had incurred significant losses, negative operating cash flows and as of those dates needed to raise additional funds to meet its obligations and sustain its operations. As a result, the Company concluded that there was substantial doubt as to the Company’s ability to continue as a going concern.

Management believes that due to the following it has obtained sufficient funding to alleviate the probability of substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. Of the above mentioned financings of $17,760,635, the Company raised approximately $10,900,000 in the fourth quarter through private placements of common stock and warrants, and subsequent to June 30, 2019, the Company raised approximately an additional $975,000 through private placements of common stock and exercises of outstanding investor warrants, which resulted in the Company having approximately $7,735,000 in cash and cash equivalents at September 23, 2019. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least one year after the issuance of these consolidated financial statements. The Company expects that the cash burn rate for the 12 months ended September 30, 2020, will be between $5-6 million, which includes approximately $2 million of discretionary research and development (“R&D”) spending, as the data analysis on the Phase 2a clinical trial is completed and the planning and preparation for the next clinical trial is conducted. Regardless of the results of any ongoing clinical trial, we have control over our expenditures and have the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

The results of the Company’s ongoing clinical trial, when known, will impact the size and scope of any subsequent trials, and will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for the next twelve months from the issuance of these consolidated financial statements.

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

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$45,000	$45,000	$-	$-	$-
	-	-	-	-	-
	-	-	-	-	-
Total obligations	$45,000	$45,000	$-	$-	$-

The following tables sets forth selected cash flow information for the periods indicated below:

	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018
Cash used in operating activities	$(10,497,854)	$(6,002,078)
Cash used in investing activities	-	(12,391)
Cash raised in financing activities	17,475,465	6,542,900
Net increase in cash and cash equivalents	6,977,611	$528,431

For the years ended June 30, 2019 and 2018, cash used in operating activities was $10,497,854 and $6,002,078, respectively, primarily due to the net loss for each respective period, of approximately $17,318,100 and $8,960,900, respectively. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $1,213,996 and $517,999, the change in the fair value of derivative liabilities of $54,634 and $708,901, loss on extinguishment of promissory note of $3,774,468 and $0 and amortization of deferred financing costs of $661,168 and $1,029,183, respectively, for the years ended June 30, 2019 and 2018. There were changes in operating assets and liabilities for the years ended June 30, 2019 and 2018 of approximately $1,140,500 and $700,100, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2019 and 2018, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended June 30, 2019 and 2018 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at June 30, 2019, such disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at June 30, 2019.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of September 18, 2019:

Name	Age	Position
Sergio Traversa, PharmD.	59	Chief Executive Officer, and Director
Charles Ence	59	Chief Financial Officer
Ottavio Vitolo	47	Senior Vice President, Head of R&D and Chief Medical Officer
Charles J. Casamento	74	Chairman of the Board and Director
Paul Kelly	62	Director
Maged Shenouda, R.Ph, MBA	55	Director

Sergio Traversa, PharmD, MBA has been our Chief Executive Officer and director since April 2012. Mr. Traversa was our Interim Chief Financial Officer from February 2017 to July 2019. Previously, from January 2010 to April 2012 he was the CEO of Medeor Inc., a spinoff pharmaceutical company from Cornell University. From January 2008 to January 2010 Dr. Traversa was a partner at Ardana Capital. Dr. Traversa has over thirty years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large U.S. investment firms specializing in healthcare, including Mehta & Isaly and Mehta Partners, ING Barings, Merlin BioMed and Rx Capital. In Europe, he held the position of Area Manager for Southern Europe of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS (Central Nervous System) team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Dr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy, now part of Pfizer. Dr. Traversa served as a board member and previously as interim CEO and CFO of Actinium Pharmaceuticals. Dr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business. As Chief Executive Officer of the Company, Dr. Traversa is the most senior executive of the Company and as such provides our Board of Directors with the greatest insight into the Company’s business and the challenges and material risks it faces. Dr. Traversa has approximately 30 years of healthcare industry experience and is especially qualified to understand the risks and leadership challenges facing a growing pharmaceutical company from a senior management and financial expertise perspective led us to conclude that Dr. Traversa should serve as Chief Executive Officer and Director of the Company.

Charles Ence was appointed as our Chief Financial Officer on July 29, 2019. From August 2003 until June 2019, Mr. Ence was Chief Financial Officer/Corporate Controller of New Age Beverages Corp/Xing Beverages, LLC located in Denver, Colorado. He managed all the financial affairs of New Age and their other portfolio companies helping lead the firm into becoming one of the top 100 non-alcoholic beverage companies worldwide. He helped guide the expansion of the business to ultimately penetration of 46 states domestically and 10 countries internationally, with consistent growth and profitability throughout his tenure. Prior to New Age, Mr. Ence was a senior executive, Planning Manager and Director of Finance for Quantum Corp. Following Quantum he served as a Director of Finance and Investor Relations at On Command Corp. Mr. Ence began his career at PepsiCo. During his 12 years at PepsiCo, Mr. Ence served as a financial analyst, planning supervisor, planning and analysis manager and ultimately controller.

He received his Bachelor of Arts in Business Administration and Accounting from Southern Utah University in 1984, and obtained a Masters in Business Administration in Finance from Arizona State University School of Business in 1985.

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

Maged Shenouda, R.Ph, MBA, Maged Shenouda, R.Ph, MBA, has been our director since November 2015. Mr. Shenouda is also a member of the Audit Committee and Compensation Committee, and is Chairman of the Corporate Governance and Nominating Committee. Mr. Shenouda has over 25 years of biotechnology and equity research experience. Mr. Shenouda is currently the Chief Financial Officer of AzurRx Biopharma where he also serves as a serves as a Director. Prior to this Mr. Shenouda was the Head of Business Development and Licensing at Retrophin, Inc. from January 2014 to November 2014. Prior to that, he spent the bulk of his career as an equity analyst. He has held senior level positions at UBS, JP Morgan and Stifel Nicolaus, covering a broad range of small and large capitalization biotechnology companies. Mr. Shenouda started his sell-side equity research career at Citigroup and Bear Stearns where his coverage universe focused on U.S and European pharmaceutical companies. Before entering Wall Street, he was a management consultant with PricewaterhouseCoopers Pharmaceutical Consulting practice and also spent time in pharmaceutical sales, having worked as a hospital representative and managed care specialist for Abbott Laboratories Pharmaceutical Products Division. He earned a B.S. in Pharmacy from St. John’s University and is a registered pharmacist in New Jersey and California. He also received an M.B.A from Rutgers Graduate School of Management. That Mr. Shenouda brings over 25 years of biotechnology and equity research experience to our Board of Directors, having served in various executive-level positions over the course of his career, and that Mr. Shenouda has developed significant management and leadership skills relating to the pharmaceutical industry, led us to conclude that Mr. Shenouda should serve as a director.

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

The term of each director is set forth below or until their successors are duly elected. The table below shows the term of each director under our amended Articles of Incorporation:

Director	Class	Term (from 2018 Annual Meeting)
Maged Shenouda	Class I	36 months
Charles J. Casamento	Class II	12 months
Sergio Traversa	Class II	12 months
Paul Kelly	Class III	24 months

Directors elected at each annual meeting commencing in 2015 shall be elected for a 3-year term.

Director Independence

We use the definition of “independence” of the NYSE American to make this determination. We are not listed on the NYSE American, so although we use its definition of “independence”, its “independence” rules are inapplicable to us. NYSE American corporate governance rule Sec. 803(A)(2) provides that an “independent director” means a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following is a non-exclusive list of persons who shall not be considered independent under NYSE American rules:

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

Our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under the above-mentioned NYSE American director independence rules Charles J. Casamento, Maged Shenouda, and Paul Kelly are independent directors of the Company.

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

Board of Directors Meetings and Attendance

During the fiscal year ended June 30, 2019, the Board of Directors held 11 meetings. All directors attended the board meetings.

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

Communications with Directors

The Board of Directors has procedures for stockholders to send communications to individual directors or the non-employee directors as a group. Written correspondence should be addressed to the director or directors in care of Charles J. Casamento, Chairman of the Board of Relmada Therapeutics, Inc., 880 Third Avenue, 12th Floor, New York, New York 10022. Correspondence received that is addressed to the non-employee directors will be reviewed by our Chairman of the Board or his designee, who will regularly forward to the non-employee directors a summary of all such correspondence and copies of all correspondence that, in the opinion of our Chairman of the Board, deals with the functions of the Board of Directors or committees thereof or that the Chairman of the Board otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by Relmada Therapeutics, Inc. that is addressed to the non-employee members of the Board of Directors and request copies of any such correspondence. You may also contact individual directors by calling our principal executive offices at (646) 876-3459.

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

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. The committee met four times in 2019 and has a charter which is reviewed annually. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE MKT.  Charles J. Casamento is the chairman of the audit committee.

Corporate Governance and Nominating Committee

Our board of directors has a Corporate Governance and Nominating Committee composed of Maged Shenouda, Charles J. Casamento and Paul Kelly. Mr. Shenouda serves as the chairman of the committee. The committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The committee met one time in 2019 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2019, we did not pay any fees to any third parties to assist in the identification of nominees. During 2019, we did not receive any director nominee suggestions from stockholders.

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

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge. To request a copy of our Whistle Blowing Policy please make written request to our CEO, at Relmada Therapeutics, Inc. 880 Third Avenue, 12th Floor, New York, New York 10022. We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behavior, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, except as noted below, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the years ended June 30, 2019 and 2018 for our Executive Officers:

Name/Position	Year	Salary	Bonus	Option Awards (a)	All other compensation (b)	Total

Sergio Traversa (1)	June 30, 2019	$367,500	$25,000	$316,981	$-	$709,481
Chief Executive Officer and Director	June 30, 2018	$376,250	$46,000	$552,267	$-	$974,517

Ottavio Vitolo, MD (2)	June 30, 2019	$330,000	-	$169,210	$-	$499,210
Senior Vice President, Head of R&D and Chief Medical Officer	June 30, 2018	$82,500	$20,000	$211,944	$-	$314,444

(1)	Hired as CEO on April 18, 2012. Mr. Traversa was awarded discretionary performance bonuses of $46,000 in 2018 and $25,000 in 2019.

(2)	Hired as Senior Vice President, Head of R&D and Chief Medical Officer on April 2, 2018. Dr. Vitolo was awarded a bonus of $20,000 in 2018.

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules under Accounting Standards Codification Topic 718.

(b)	This column shows all other compensation, including severance, relocation expense reimbursement, reimbursement for taxes paid by employees for restricted stock vesting, and payment for vacation days remaining upon termination.

Employment Agreements

Compensatory Plan with Sergio Traversa (Principal Executive Officer)

Effective August 5, 2015, the Company and Sergio Traversa entered into an amended and restated agreement (the Employment Agreement), to employ Mr. Traversa (Employee) as the Company’s Chief Executive Officer. The term of the agreement is three years provided that Mr. Traversa’s employment with the Company will be on an “at will” basis, meaning that either Mr. Traversa or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in the Employment Agreement.

Salary

●	Mr. Traversa’s current base annual salary is $367,500.

Bonus

●	Mr. Traversa shall be entitled to participate in an executive bonus program, which shall be established by the board pursuant to which the board shall award bonuses to Mr. Traversa, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, Mr. Traversa shall be entitled to a cash bonus in an amount to be determined by the board with a target of forty percent (40%) of the base salary.

Options

●	During the term of the agreement, Mr. Traversa may also be awarded grants under the Company’s 2014 Stock Option and Equity Incentive Plan, as amended, subject to board approval.

Termination

●	Termination for death or disability or cause. In the event that employment is terminated because of death or disability, the Company’s only obligation to Mr. Traversa shall be to pay earned, but unpaid, base salary (as of the date of termination) and provide to Mr. Traversa, if eligible, with the option to elect health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA); provided that upon termination of employment due to death, Mr. Traversa’s estate also shall be entitled to receive a single lump sum payment equal to three (3) months of base salary, payable within 30 days of your death. Upon termination of employment for cause (as defined in the Employment Agreement) Mr. Traversa shall be paid any accrued and unpaid base salary and benefits through the date of termination and shall have no further rights to any compensation or any other benefits under the agreement or otherwise.

●	Termination of Employment Other Than for Cause or Resignation for Good Reason (Not in Connection with a Change in Control). If the Company terminates employment other than for cause or if he resigns for Good Reason (as defined in the Employment Agreement), Mr. Traversa shall be entitled to (i) a single lump sum payment equal to 24 months of compensation (at the rate in effect as of the date of termination), (ii) continued health benefits for the 24-month period beginning on the date of termination, and (iii) all outstanding equity awards granted under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

●	Change in Control. If the Company terminates employment other than for cause or if Mr. Traversa resigns for Good Reason (as defined in the Employment Agreement), in any case during the 12-month period beginning on the date of a Change in Control (as defined in the 2014 Equity Incentive Plan, as amended), Mr. Traversa shall be entitled to (i) a single lump sum payment equal to thirty (30) months of your compensation (at the rate in effect as of the date of termination), (ii) continued health benefits for the 24-month period beginning on the date of termination, (iii) all outstanding equity awards granted to Mr. Traversa under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

Non-Solicitation

●	Mr. Traversa agreed that during the term of employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, Mr. Traversa shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, Mr. Traversa shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

Indemnification

●	Mr. Traversa entered into an Indemnification Agreement with the Company on the effective date whereby the Company agreed to indemnify Mr. Traversa in certain situations.

Compensatory Plan with Charles Ence (Principal Financial and Accounting Officer)

On July 29, 2019, the Company and Mr. Ence entered into a consulting agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Ence and the Company agreed to the following:

Term.

●	Mr. Ence’s term as Chief Financial Officer commenced on July 29, 2019 and continues until January 31, 2020 (the “Initial Term”), and shall automatically renew for successive three-month periods (each, an “Additional Term” and, collectively with the Initial Term, the “Term”). The Company may terminate Mr. Ence at any time, upon thirty (30) days’ written notice. Mr. Ence may resign by giving the Company no less than 30 days’ written notice of such termination prior to the end of such Initial Term or Additional Term with such termination being effective at the end of the Initial Term or Additional Term, as the case may be.

Consulting Fee

●	Mr. Ence will be paid a monthly base consulting fee of $20,000. He is entitled to a cash bonus of $60,000, that is contingent on the Company’s common stock being approved for listing on the Nasdaq Stock Market LLC. Such bonus is payable on January 31, 2020, so long as Mr. Ence is a consultant of the Company at such time. If the Company terminates Mr. Ence before January 31, 2020, without cause, the $60,000 cash bonus will also be paid.

Option Grant.

●	The board granted to Mr. Ence an option to purchase 100,000 shares of common stock (the “Options”) of the Company under the Company’s current Stock Option and Equity Incentive Plan at an exercise price equal to the closing price of the Company’s common stock on July 29, 2019. The options have a term of 10 years starting from the first day of his consulting relationship with the Company.

Vesting Schedule

●	The above referenced options shall vest on January 31, 2020, so long as Mr. Ence is a consultant of the Company at such time and the Company’s common stock is approved for listing on the Nasdaq Stock Market LLC. If the Company terminates Mr. Ence before January 31, 2020, without cause, the Options shall vest immediately.

Non-Solicitation

●	The agreement also contains a non-solicitation provision that, among other things, provides that during the term of the consulting relationship and for a period of 24 months following the cessation of the consulting relationship, Mr. Ence shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity.

Indemnification/Confidentiality.

●	The Company also entered in a standard indemnification agreement (the “Indemnification Agreement”) with Mr. Ence where the Company agreed to indemnify him in certain situations for his role as Chief Financial Officer. Mr. Ence also entered in a standard Confidential Information and Invention Assignment Agreement (the “Confidentiality Agreement”) with the Company where Mr. Ence agreed to certain confidentiality and assignment of invention provisions.

Compensatory Plan with Ottavio Vitolo (Chief Medical Officer)

Effective April 2, 2018, the Company and Ottavio Vitolo entered into an agreement (the Employment Agreement), to employ Dr. Vitolo (Employee) as the Company’s Senior Vice President Head of R&D and Chief Medical Officer. Dr. Vitolo’s employment with the Company will be on an “at will” basis, meaning that either Dr. Vitolo or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in the Employment Agreement.

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

Board committee members will receive the following annual compensation for committee participation:

BOD Committee	Chairman	Member

Audit	$18,000	$8,000
Compensation	$13,000	$6,000
Corporate Governance and Nominating	$13,000	$6,000

The following table sets forth the compensation of our directors for the years ended June 30, 2019 and 2018:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards (a)	All Other Compensation		Total

Charles J. Casamento (1)	2019	$120,000	$-	$161,093		$-	$281,093
Charles J. Casamento	2018	$120,000	$-	$276,134		$-	$396,134
Maged Shenouda (2)	2019	$67,000	$-	$139,735	$		$206,735
Maged Shenouda	2018	$67,000	$-	$276,134		$65,918	$409,052
Paul Kelly (2)	2019	$67,000	$-	$150,005		$-	$217,005
Paul Kelly	2018	$67,000	$-	$292,377		$-	$359,377

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

(1)	On July 14, 2015, Relmada Therapeutics, Inc.’s (the Company) board of directors appointed Charles J. Casamento as a director of the Company.

(2)	On November 12, 2015, the Company’s board of directors appointed Maged Shenouda as a Class I director of the Company and Paul Kelly as a Class III director.

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

Dr. Fava obtained his medical degree from the University of Padova School of Medicine and completed residency training in endocrinology at the same university. He then moved to the United States and completed residency training in psychiatry at the MGH. He founded and was Director of the hospital’s Depression Clinical and Research Program from 1990 until 2014. In 2007, he also founded and is now the Executive Director of the MGH Psychiatry Clinical Trials Network and Institute, the first academic contract research organization specialized in the planning and coordination of multi-center clinical trials in psychiatry.

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

Dr. Inturrisi’s current research activities are directed toward determining the comparative effectiveness of interventions used for chronic pain management. This research prospectively and retrospectively examines the long-term outcomes of treatments for chronic cancer and noncancer pain received by patients at the four New York City hospital-based outpatient pain clinics. The effectiveness information obtained determines which patients benefit from the currently available interventions used for the management of chronic pain and the cost-effectiveness of these treatments. This approach is expected to improve pain management worldwide.

Dr. Inturrisi continues to have an interest the role of glutamate receptors in injury-induced pain opioid tolerance, dependence, and addictive behaviors. These studies are intended to discover new treatments for pain and drug addiction.

Dr. Inturrisi, who was APS president between 2008 and 2010, has received the John J. Bonica Lectureship Award (Eastern Pain Association, 1994), Excellence in Mentoring Award (Weill Cornell Medical College Postdoctoral Association, 2007), Graduate Dean’s Award for Excellence in Teaching and Mentoring of Graduate Students (Weill Cornell Graduate School of Medical Sciences, 2008), and many other awards and honors. He has been an editorial board member for The Journal of Pain and Symptom Management since 1990.

Dr. Paolo Manfredi is specialized in neurology and psychiatry.  He has completed fellowships at MD Anderson Cancer Center and Massachusetts General Hospital, where he obtained the Golden Needle Award. Dr. Manfredi worked at Mount Sinai Medical Center and was appointed Assistant Professor in Neurology and Psychiatry, Anesthesia and Geriatric Medicine at Mount Sinai School of Medicine. He then worked for over ten years at  Memorial Sloan Kettering Cancer Center and was assistant Professor of Neurology and Psychiatry at Cornell University. He is the author of over fifty peer-reviewed publications and is an expert on the medical applications of methadone and its isomers. Dr. Manfredi is co-inventor of pharmaceutical patents disclosing new chemical entities acting as NMDA receptor modulators for the treatment of  psychiatric and neurological disorders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the pro forma beneficial ownership of our common stock as of September 11, 2019. The table shows the common stock holdings of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days as of September 11, 2019, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages in the table below are based on 38,978,555 outstanding shares of common stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o Relmada Therapeutics, Inc., 880 Third Avenue, 12th Floor, New York, New York 10022. The Company’s executive office is also located at 880 Third Avenue, 12th Floor, New York, New York 10022.

5% Stockholders	Number of Common Shares Beneficially Owned	Percentage Ownership

John Kemmerer (1)	2,743,936	6.89%
Kemmerer Resources Corp., 323 Main Street, Chatham, NJ 07928

Bruce Conway (2)	2,181,134	5.48%
5403 Drane Drive, Dallas, TX 75209

Chris Laffey (3)	2,277,020	5.56%
124 Hardscrabble Road, Bernardsville, NJ 07924

Paul Kelly (4)	1,117,998	2.82%
Director

Sergio Traversa, PharmD, MBA (5)	1,132,284	2.83%
Director and Chief Executive Officer

Charles Ence(6)	0	0%
Chief Financial Officer

Charles J. Casamento (7)	359,700	0.91%
Chairman of the Board

Maged Shenouda (8)	358,890	0.91%
Director

Ottavio Vitolo (9)	346,875	0.88%
SVP, Chief Medical Officer

All Directors and Executive Officers	3,315,747	7.96%

(1)	Includes 1,918,935 common stock; Includes 99,999 warrants that have an exercise price of $2.25; Includes 725,002 warrants that have an exercise price of $1.50.

(2)	Includes 1,368,634 common stock; Includes 150,000 warrants that have an exercise price of $2.25; Includes 662,500 warrants that have an exercise price of $1.50.

(3)	Includes 298,302 common stock; Includes 1,095,200 warrants that have an exercise price of $1.65; Includes 24,000 warrants that have an exercise price of $0.75; Includes 726,185 warrants that have an exercise price of $0.99; Includes 133,333 warrants that have an exercise price of $1.50.

(4)	Includes 488,483 common stock; Includes 50,000 warrants that have an exercise price of $2.25; Includes 197,500 warrants that have an exercise price of $1.50. Includes: 25,765 vested options with an exercise price of $3.45, and 225,000 vested options with an exercise price of $0.81, and 93,750 vested options with an exercise price of $1.15, and 37,500 vested options with an exercise price of $2.20. Excludes 225,000 unvested options with an exercise price of $0.81, and 406,250 unvested options with an exercise price of $1.15, and 562,500 unvested options with an exercise price of $2.20

(5)	Includes 118,542 common stock; Includes: 268,742 vested options with an exercise price of $4.00, and 45,000 vested options with an exercise price of $13.50, and 425,000 vested options with an exercise price of $0.81, and 168,750 vested options with an exercise price of $1.15, and 106,250 vested options with an exercise price of $2.20. Excludes 425,000 unvested options with an exercise price of $0.81, and 731,250 unvested options with an exercise price of $1.15, and 1,593,750 unvested options with an exercise price of $2.20

(6)	Mr. Ence has 100,000 unvested options with an exercise price of $2.20.

(7)	Includes 4,200 common stock; Includes: 25,765 vested options with an exercise price of [$8.45], and 212,500 vested options with an exercise price of $0.81, and 84,375 vested options with an exercise price of $1.15, and 31,250 vested options with an exercise price of $2.20. Excludes 212,500 unvested options with an exercise price of $0.81, and 365,625 unvested options with an exercise price of $1.15, and 468,750 unvested options with an exercise price of $2.20

(8)	Includes 5,000 common stock; Includes: 25,765 vested options with an exercise price of $3.45, and 212,500 vested options with an exercise price of $0.81, and 84375 vested options with an exercise price of $1.15, and 31250 vested options with an exercise price of $2.20. Excludes 212,500 unvested options with an exercise price of $0.81, and 365625 unvested options with an exercise price of $1.15, and 468,750 unvested options with an exercise price of $2.20

(9)	Includes common stock; Includes: 112,250 vested options with an exercise price of $0.88, and 150,000 vested options with an exercise price of $0.80, and 75,000 vested options with an exercise price of $1.15, and 9,375 vested options with an exercise price of $2.20. Excludes 187,500 unvested options with an exercise price of $0.88, and 325,000 unvested options with an exercise price of $1.15, and 140,625 unvested options with an exercise price of $2.20

Equity Compensation Plan Information

The Company has established the 2014 Stock and Equity Incentive Option Plan, as amended (the Plan), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In August 2015, the board approved an amendment to the Plan (the 2015 Plan Amendment). Among other things, the 2015 Plan Amendment updated the definition of “change of control” and provided for accelerated vesting of all awards granted under the plan in the event of a change of control of the Company. In December 2017, the board approved an amendment to the Plan (the 2017 Plan Amendment) that increased the number of shares of Common Stock authorized for issuance under the Plan to 6,611,768. In December 2018, the board approved an amendment to the Plan (the 2018 Plan Amendment) that increased the number of shares of Common Stock authorized for issuance under the Plan to 10,111,768. At June 30, 2019, no stock appreciation rights have been issued. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2019, 4,668,153 shares were available for future grants under the Plan.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2019

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of June 30, 2019.

	Option Awards					Stock Award
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ( ) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sergio Traversa	135,592	-	-	4.00	07/10/2022	-	-	-	-

Sergio Traversa	133,150	-	-	4.00	09/30/2023	-	-	-	-

Sergio Traversa	45,000		-	13.50	02/23/2025	-	-	-	-

Sergio Traversa	318,750	531,250	-	0.81	10/20/2027	-	-	-	-

Sergio Traversa	112,500	787,500	-	1.15	12/20/2028	-	-	-	-

Ottavio Vitolo	75,000	225,999		0.88	04/02/2028

Ottavio Vitolo	-	150,000		0.80	06/27/2027

Ottavio Vitolo	50,000	350,000		1.15	12/20/2028
	869,992	2,043,750

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

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered for the years ended June 30, 2019 and 2018, are set forth in the table below:

Fee Category	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018
Audit fees (1)
GBH CPAs PC	$-	$54,000
Marcum LLP	137,000	57,000
Audit-related fees (2)	-	-
Tax fees	-	-
All other fees (4)	-	-
Total fees	$137,000	$104,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s equity offerings.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In July 2015, the Company’s Board of Directors formed an Audit Committee and Compensation Committee. Actions taken by these committees are reported to the full board. Our board of directors selected Marcum LLP, as our independent registered public accounting firm for purposes of auditing our financial statements for the years ended June 30, 2019 and 2018, respectively. In accordance with board of director’s practice, Marcum LLP’s services were pre-approved to perform these audit services for us prior to its engagement.

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

As of June 30, 2019 and 2018

and for the years then ended

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

Houston, Texas

September 24, 2019

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of June 30, 2019	As of June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$9,216,554	$2,238,943
Other receivable	176,980	7,617
Lease payments receivable – short term	70,102	64,486
Prepaid expenses	520,745	426,921
Total current assets	9,984,381	2,737,967
Fixed assets, net of accumulated depreciation	7,210	12,080
Other assets	25,000	24,788
Lease payments receivable – long term	203,142	273,244
Total assets	$10,219,733	$3,048,079

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$924,359	$765,439
Accrued expenses	1,317,855	659,455
Notes payable	364,204	285,170
Derivative liabilities	-	4,194,634
Total current liabilities	2,606,418	5,904,698

Promissory notes payable, net of discount of $0 and $4,548,543	-	2,656,457

Total liabilities	2,606,418	8,561,155

Commitments and contingencies

Stockholders’ Equity (Deficit) :
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 38,978,555 and 12,549,870 shares issued and outstanding, respectively	38,978	12,550
Additional paid-in capital	119,236,704	88,818,681
Accumulated deficit	(111,662,367)	(94,344,307)
Total stockholders’ equity (deficit)	7,613,315	(5,513,076)
Total liabilities and stockholders’ equity (deficit)	$10,219,733	$3,048,079

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended June 30, 2019 and 2018

	2019	2018

Operating expenses:
Research and development	$7,024,747	$2,942,625
General and administrative	5,703,173	3,974,850
Total operating expenses	12,727,920	6,917,475

Loss from operations	(12,727,920)	(6,917,475)

Other income (expenses):
Change in fair value of derivative liabilities	(54,634)	(708,901)
Interest expense, net	(761,038)	(1,336,826)
Other	-	2,350
Loss on Extinguishment of debt	(3,774,468)	-
Total other income (expenses)	(4,590,140)	(2,043,377)

Net loss	$(17,318,060)	$(8,960,852)

Net loss per common share – basic and diluted	$(0.69)	$(0.71)

Weighted average number of common shares outstanding – basic and diluted	25,247,075	12,545,342

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - June 30, 2017	12,528,374	$12,528	$86,831,211	$(85,383,455)	$1,460,284
Issuance of restricted common stock	3,750	4		-	4
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	17,746	18	(18)	-	-
Stock-based compensation expense	-	-	517,999	-	517,999
Issuance of warrants to promissory notes payable placement agent			200,658		200,658
Issuance of warrants to holders of promissory notes payable			1,268,831		1,268,831
Net loss	-	-	-	(8,960,852)	(8,960,852)
Balance - June 30, 2018	12,549,870	$12,550	$88,818,681	$(94,344,307)	$(5,513,076)
Cumulative effect of Write-off of Derivative Liabilities under ASU 2017-11			59,397		59,397
Adjusted Balance as at June 30, 2018	12,549,870	$12,550	$88,878,078	$(94,344,307)	$(5,453,679)
Stock-based compensation expense	-		1,213,996	-	1,213,996
Conversion of notes and accrued interest	10,731,669	10,731	11.794,102		11,804,833
Equity Units issued for cash, net	15,900,444	15,900	17,744,735	-	17,760,635
Shares relinquished by former officer	(303,392)	(303)	(394,107)	-	(394,410)
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	99,964	100	(100)	-	-
Net loss	-	-	-	(17,318,060)	(17,318,060)
Balance - June 30, 2019	38,978,555	$38,978	$119,236,704	$(111,662,367)	$7,613,315

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2019 and 2018

	2019	2018

Cash flows from operating activities
Net loss	$(17,318,060)	$(8,960,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,870	2,627
Stock-based compensation	1,213,996	517,999
Amortization of deferred financing costs	661,168	1,029,183
Change in fair value of derivative liabilities	54,634	708,901
Fair value of shares relinquished	(394,410)
Loss on promissory note extinguishment	3,774,468
Changes in operating assets and liabilities:
Prepaid expenses and other assets	270,167	42,741
Other receivable	(169,363)	224,980)
Lease payment receivable	64,486	59,319
Accounts payable	158,920	157,392
Accrued expenses	1,181,270	215,632
Net cash used in operating activities	(10,497,854)	(6,002,078)

Cash flows from investing activities
Purchase of fixed assets	-	(12,391)
Net cash used in investing activities	-	(12,391)

Cash flows from financing activities
Proceeds from promissory notes and warrants, net of fees	-	6,534,400
Proceeds from sale of equity units, net of fees	17,760,635
Payment on notes payable	(285,170)	8,500
Net cash provided by financing activities	17,475,465	6,542,900

Net Increase in cash and cash equivalents	6,977,611	528,431
Cash and cash equivalents at beginning of the year	2,238,943	1,710,512

Cash and cash equivalents at end of the year	$9,216,554	$2,238,943

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30, 2019 and June 30, 2018

	2019	2018

Supplemental disclosure of cash flows information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,933	$2,559

Non-cash investing and financing transactions:
Notes payable issued in connection with director and officer insurance policies	$364,204	$285,170
Derivative liabilities associated with issuance of promissory notes	$-	$3,309,880
Issuance of warrants to promissory notes payable placement agent	$-	$200,658
Issuance of warrants to holders of promissory notes payable	$-	$1,268,832
Cashless exercise of warrants for common stock	$100	$18
Issuance of restricted stock for service	$-	$4
Write off for derivative liability due to adoption of ASU 2017-11	$59,397	$-
Conversion of promissory notes and accrued interest to common stock	$8,030,365	$-

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

Our lead product candidate, d-methadone, is a New Chemical Entity (NCE) being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have completed Phase 1 single and multiple ascending dose studies. A Phase 2 study in major depressive disorder is ongoing, with first patient dosed in June 2018 and last patient dosed in July 2019. We expect to have top line results in the second half of 2019.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the Food and Drug Administration (FDA) and other governmental regulations and approval requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $10,497,854 for the year ended June 30, 2019 and has an accumulated deficit of $111,662,367 from inception through June 30, 2019. During the year ended June 30, 2019, the Company incurred non-recurring expenses of approximately $1,600,000 related to the settlement with Najib Babul (see Note 12) and related legal fees.

Relmada has funded its past operations through equity raises and most recently in the year ended June 30, 2019 Relmada raised net proceeds from the sale of common stock and warrants of $17,760,635. Further, the Company was able to reduce its debt obligations by converting $8,030,365 of promissory notes and accrued interest into common stock.

In Note 2 of the notes to the Company’s audited consolidated financial statements as of and for the year ended June 30, 2018, and subsequently in each of the Company’s quarterly unaudited condensed consolidated financial statements, management stated that the Company had incurred significant losses, negative operating cash flows and as of those dates needed to raise additional funds to meet its obligations and sustain its operations. As a result, the Company concluded that there was substantial doubt as to the Company’s ability to continue as a going concern.

Management believes that due to the following it has obtained sufficient funding to alleviate the probability of substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. Of the above mentioned financings of $17,760,635, the Company raised approximately $10,900,000 in the fourth quarter through private placements of common stock and warrants, and subsequent to June 30, 2019, the Company raised approximately an additional $975,000 through private placements of common stock and exercises of outstanding investor warrants, which resulted in the Company having approximately $7,735,000 in cash and cash equivalents at September 23, 2019. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least one year after the issuance of these consolidated financial statements. The Company expects that the cash burn rate for the 12 months ended September 30, 2020, will be between $5-6 million, which includes approximately $2 million of discretionary research and development (“R&D”) spending, as the data analysis on the Phase 2a clinical trial is completed and the planning and preparation for the next clinical trial is conducted. Regardless of the results of any ongoing clinical trial, we have control over our expenditures and have the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

The results of the Company’s ongoing clinical trial, when known, will impact the size and scope of any subsequent trials, and will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for the next twelve months from the issuance of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits of $9,216,600 at June 30, 2019 at these institutions exceed federally insured limits.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Fair Value on a Recurring Basis

As required by Accounting Standard Codification (ASC) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments resulting from equity offerings in May 2014 and June 2014 have a down-round protection provision that was calculated with the Black Scholes option pricing model. Sensitivity analysis for the Black-Scholes has many inputs and is subject to judgement which includes volatility. Volatility is based upon the Company’s historical volatility and the expected term is based upon the expiration date of the warrants. The estimated fair value of the derivative instruments from the convertible promissory notes issued during the year ended June 30, 2018, which have a redemption feature was estimated using the Monte Carlo pricing model. The assumptions used in the valuation model at June 30, 2018 consider the probability of redemption, the length of time to maturity and the value of the redemption feature.

The Company’s financial liabilities accounted for at fair value were all converted to equity during the year and as of June 30, 2019 there were no financial liabilities accounted for at fair value, See Note 7.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At June 30, 2019 and 2018, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2019 and 2018. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2016 through June 30, 2019.

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year Ended June 30, 2019	Year Ended June 30, 2018
Common stock warrants	17,719,870	9,815,025
Common stock options	5,893,240	3,068,865
Total	23,613,110	12,883,890

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statement and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on July 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. We are currently evaluating the impact that the guidance will have on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The Company elected to early adopt ASU 2017-11 effective October 1, 2018. As a result, the Company reversed $59,397 of derivative liabilities recorded on the Company’s books, as of July 1, 2018, into equity to reflect the results of this adoption as of the beginning of the fiscal year as required by this standard.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company elected to early adopt ASU 2018-07 effective July 1, 2018. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2019	June 30, 2018
Rent	$-	$9,200
Research and development	-	20,800
Insurance	451,500	345,700
Legal	7,500	10,000
Other	61,800	41,200
Total	$520,800	$426,900

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following (rounded to nearest $00):

	Useful lives	June 30, 2019	June 30, 2018
Computer and software	3 years	$16,700	$16,700
Less: accumulated depreciation		(9,500)	(4,600)
Fixed assets, net		$7,200	$12,100

In June 2015, the Company entered into an Agreement of Lease (the Lease) for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, its former corporate headquarter, with a third party. On March 10, 2016 and effective as of January 1, 2016, the Company entered into an Office Space License Agreement (the License) with Actinium Pharmaceuticals, Inc. (Actinium), with whom the Company shared two common board members until June 6, 2017, for the office space. The term of the License was three years from the effective date, with an automatic renewal provision. The cost of the License was approximately $16,600 per month for Actinium, subject to customary escalations and adjustments. The Company recorded the license fees as other income in the consolidated statements of operations.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. On June 8, 2017 the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of June 30, 2019 and June 30, 2018, the balance of unearned interest income was approximately $43,000 and 68,800 respectively.

The future minimum lease payments to be received under the lease for each of the fiscal years as of June 30 are as follows:

2020	90,348
2021	90,348
2022	90,348
2023	45,175
Total	$316,219

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2019	June 30, 2018
Research and development	$563,400	$10,400
Professional fees	98,400	173,600
Interest on promissory notes	-	371,600
Accrued vacation	96,700	48,000
Legal Settlement	500,000	-
Other	59,400	55,900
Total	$1,317,900	$659,500

NOTE 6 - NOTES PAYABLE

In June 2019, the Company entered into a note for approximately $364,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 3.09% per annum. The note matures on April 9, 2020.

In June 2018, the Company entered into a note for approximately $285,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.35% per annum. The note matured on April 9, 2019 and was repaid.

At June 30, 2019 and 2018, the note payable outstanding balances were approximately $364,200 and $285,200, respectively.

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

At June 30, 2018, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the instruments are not indexed to the Company’s stock. These 2,574,570 warrants expired in the year ended June 30, 2019.

Until September 30, 2018, the Company followed ASC Topic No 815 and treated the warrants as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2018.

As noted in Note 2, the Company elected to early adopt ASU 2017-11 and reversed the July 1, 2018 derivative liability in the amount of $59,397 into equity effective October 1, 2018.

The following is a summary of the assumptions used in the valuation model at June 30, 2018:

June 30,
2018
Market value of common stock on measurement date	$1.01
Exercise price	$7.50 and $11.25
Risk free interest rate (1)	2.33%
Expected life in years	0.95
Expected volatility (2)	102%
Expected dividend yields (3)	None

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.

(2)	The historical trading volatility was determined by calculating the volatility of the Company’s common stock.

(3)	The Company does not expect to pay a dividend in the foreseeable future.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Until October 18, 2018, the Company had promissory notes with a redemption feature that was not clearly and closely related to the host instrument and therefore was considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model. The assumptions used in the valuation model considers the probability of redemption, the length of time to maturity and value of the redemption feature.

On October 12 and 18, 2018, the Company conducted closings on its private placement of securities. As a result of these closings, the outstanding promissory notes converted into common stock. The redemption feature associated with the promissory notes was valued on October 18, 2018 using the Black-Scholes model. The change in value of the derivative between July 1, 2018 and the October 18, 2018 was recorded as income. The notes were converted to common stock on October 18, 2018.

The Company had no financial liabilities accounted for at fair value on a recurring basis as of June 30, 2019.

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the year ended June 30, 2019 and 2018:

	Year ended
	June 30,	June 30,
	2019	2018
Beginning balance	$4,194,634	$175,853
Adoption of ASU 2017-11 – warrants	(59,397)	-
Fair value of derivative liabilities for redemption feature of promissory notes payable	-	3,309,880
Change in fair value of derivative liabilities	54,634	708,901
Extinguishment of derivative liabilities on conversion of promissory notes.	(4,189,871)	-
Ending balance	$-	$4,194,634

NOTE 8 - PROMISSORY NOTES PAYABLE

During the year ended June 30, 2018 the Company issued two year Convertible Promissory Notes, (the Notes) and warrants, for aggregate gross proceeds of $7,205,000, $6,534,400 net of direct debt issuance costs. The Notes had a stated interest rate of 7% per annum.

In accordance with the terms of the Notes, as a result of financings in October 2018, the Convertible Promissory Notes were automatically converted into 10,731,669 shares of its common stock, with a fair value of $11,804,833. As a result, on October 18, 2018, the Company incurred a loss on extinguishment of debt, a non-cash item, of $3,774,468. This consisted of liabilities in the amount of $8,030,365, which related to the promissory notes payable with a balance of $3,317,625 (net of the unamortized discount on the notes of $3,887,375), the accumulated interest amounting to $522,869 and the associated derivative liability related to the redemption feature of $4,189,871.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

During the years ended June 30, 2019 and 2018, the Company issued 99,964 and 17,746 shares of common stock for cashless exercise of 100,014 and 17,770 warrants, respectively.

During the year ended June 30, 2019, the Company closed on private placements of securities pursuant to Unit Purchase Agreements and Subscription Agreements, each dated as shown below. The price per unit (comprising one common stock and a 5 year warrant to purchase 0.65 or 0.50 of a share of common stock) was $0.90, $1.40 or $1.50. The Company issued an aggregate of 15,900,443 shares of common stock to investors in these closings, for net proceeds of $17,839,656. Approximately $79,000 of legal costs were incurred that were not allocated to the individual closings.

Date of closing	Common Stock Issued	Warrants issued	Unit Price	Net proceeds	Warrant exercise price	Warrant coverage
October 12, 2018	2,004,106	1,302,669	$0.90	$1,630,991	$1.50	.65
October 18, 2018	1,640,334	1,066,218	$0.90	$1,287,007	$1.50	.65
November 2, 2018	1,499,456	974,645	$0.90	$1,215,242	$1.50	.65
December 5, 2018	1,338,775	870,200	$0.90	$1,083,307	$1.50	.65
February 12, 2019	805,554	523,610	$0.90	$725,000	$1.50	.65
March 27, 2019	714,285	357,142	$1.40	$1,000,000	$2.25	.50
May 14, 2019	2,276,329	1,138,161	$1.50	$3,168,865	$2.25	.50
June 14, 2019	2,451,654	1,225,824	$1.50	$3,274,331	$2.25	.50
June 20, 2019	2,883,195	1,441,593	$1.50	$4,059,050	$2.25	.50
June 28, 2019	286,756	143,377	$1.50	$395,863	$2.25	.50
Total	15,900,444	9,043,439		$17,839,656

Approximately $177,000 of the June 28 financing was in Other Receivable at June 30, 2019 and was received in July, 2019. The October 12, 2018 and October 18, 2018 financings represented an Equity Financing as defined in the Convertible Promissory Note agreement. As a result of the October 12, 2018 and October 18, 2018 financings, the Company’s outstanding 7% Convertible Promissory Notes and accumulated interest converted into 10,731,669 shares of common stock.

During the years ended June 30, 2019 and 2018, the Company issued 0 and 3,750 shares of common stock for issuances of restricted common stocks, respectively.

Placement Agent Warrants

During the year ended June 30, 2019, the Company issued an aggregate of 1,429,584 warrants to the placement agent in connection with the closings. The agent warrants have an exercise price between $0.99 and $2.25, are non-cancellable, vest upon issuance and expire on the fifth anniversary of the warrant date of issuance. Warrants have a five year term and an aggregate fair value of approximately $1,809,535 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rates between 1.74-3.09% (2) expected life of 5 years, (3) expected volatility between 100.7-103.4%, and (4) zero expected dividends.

Stock-based compensation - options

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. Prior to the adoption of ASU 2018-07 on October 1, 2018, the Company used the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

On December 20, 2018, the Company granted various employees options to purchase a total of 2,700,000 shares of common stock. The options have a ten-year term and have an exercise price of $1.15 and vest over 4 years. The options have an aggregate fair value of $2,500,000 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.69% (2) expected life of 6.25 years, (3) expected volatility of 102.3%, and (4) zero expected dividends.

On April 1, 2019, the Company granted various employees options to purchase a total of 150,000 shares of common stock. The options have a ten-year term and have an exercise price of $1.76 and vest over 4 years. The options have an aggregate fair value of $214,000 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.37% (2) expected life of 6.25 years, (3) expected volatility of 101.5%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the year ended June 30, 2018, the Company granted various employees options to purchase a total of 2,650,000 shares of common stock. The options have a ten-year term and have an exercise price ranging from $0.80 to $0.88 per share. 2,450,000 options vest at a rate of 6.25% each quarter over 4 years. 200,000 options vest on the accomplishment of a clinical trial event. During the year ended June 30, 2019 the company recorded approximately $133,000 of compensation expense based on the probably of the clinical trial event occurring. The fair value of the options on the grant date ranges from $0.65 to $0.71 per share using the Black-Scholes Option pricing model.

A summary of the changes in options outstanding for the years ended June 30, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2017	559,972	$6.41	6.7	$-
Granted	2,650,000	0.82	9.3	511,000
Forfeited	(141,107)	9.25	-	-
Outstanding and expected to vest at June 30, 2018	3,068,865	$1.45	8.8	$511,000
Granted	2,850,000	1.18	9.5	$1,917,750
Forfeited	(25,625)	-	-	$-
Outstanding and expected to vest at June 30, 2019	5,893,240	$1.29	8.6	$4,668,153
Options exercisable at June 30, 2019	1,605,424	$1.98	7.6	$1,153,708

At June 30, 2019, the Company has unrecognized stock-based compensation expense of approximately $3,380,000 related to unvested stock options over the weighted average remaining service period of 3.15 years. The weighted average fair value of options granted during the years ended June 30, 2019 and 2018 was approximately $0.96 and $0.66 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Risk free interest rate	2.37 to 2.69%	2.14 to 2.61%
Dividend yield	0%	0%
Volatility	101.5-102.3%	99.9-101.6%
Expected term (in years)	6.25	6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation – restricted common stock

A summary of the changes in outstanding restricted stocks during the years ended June 30, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding and expected to issue at June 30, 2017	8,750	$15.25
Issued	(3,750)	$15.25
Forfeited	(5,000)	$15.25
Outstanding and vested at June 30, 2018	-	$-
Issued	-	$-
Forfeited	-	$-
Outstanding and vested at June 30, 2019	-	-

As of June 30, 2019 and 2018, all restricted stock shares are issued.

Warrants

A summary of the changes in outstanding warrants during the years ended June 30, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2017	3,886,866	$7.71
Issued	5,945,929	$1.50
Exercised	(17,770)	$0.001
Outstanding and vested at June 30, 2018	9,815,025	$3.96
Issued	10,764,452	$1.77
Exercised	(100,014)	$0.001
Forfeited/Expired	(2,759,588)	4.74
Outstanding and vested at June 30, 2019	17,719,875	$1.78

Included in the warrants outstanding at June 30, 2018 are 2,574,570 warrants with an exercise price that is subject to downward adjustment on the sale of equity at prices below their original exercise price. These 2,574,570 warrants expired in the year ended June 30, 2019.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

During the year ended June 30, 2019, the Company issued an aggregate of 9,043,439 warrants to investors in connection with private placements, with a fair value of approximately $11,420,300. The exercise price ranges from $1.50 to $2.25, vested upon issuance, are non-cancellable and expire on the fifth anniversary from issuance. Variables used in the Black-Scholes option-pricing model include: (1) discount rates of 1.74-3.09% (2) expected life of 5 years, (3) expected volatility of 100.7-103.4%, and (4) zero expected dividends.

During the year ended June 30, 2018, the Company issued an aggregate of 338,600 warrants to consultants for services rendered. The exercise price was determined on trading price of the Company’s common stock at warrant issuance date and range from $0.75 to $1.65 per share. The warrants are non-cancellable, vest upon issuance or over the service period and expire on the tenth or the seventh anniversary of the date of issuance.

In addition, the Company issued an aggregate of 4,803,330 and 804,000 warrants to the holders of promissory notes payable and placement agent, respectively, during the year ended June 30, 2018. These warrants have exercise price from $1.50 to $1.65. The warrants are non-cancellable, vest upon issuance or over the service period and expire the seventh anniversary of the date of issuance

At June 30, 2019 and 2018, the Company has $155,000 and $81,000 unrecognized stock based compensation expense related to outstanding warrants. At June 30, 2019 and 2018, the aggregate intrinsic value of warrants vested and outstanding was approximately $4,796,081 and $215,000, respectively. During the years ended June 30, 2019 and June 30, 2018, the Company recorded approximately $0 and $50,000 of expenses from issuances of warrants.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations for the years ended June 30, 2019 and 2018 (rounded to nearest $00) respectively:

	Year ended June 30, 2019	Year ended June 30, 2018
Research and development	215,900	$62,500
General and administrative	998,100	455,500
Total	1,214,000	$518,000

NOTE 10 - RELATED PARTY TRANSACTIONS

Advisory Firm

The Company had an Advisory and Consulting Agreement (the “Consulting Agreement”) with Sandesh Seth, the Company’s Chairman of the Board. Mr. Seth has substantial experience in, among other matters, business development, corporate planning, corporate finance, strategic planning, investor relations and public relations, and an expansive network of connections spanning the biopharmaceutical industry, accounting, legal and corporate communications professions. Mr. Seth will provide advisory and consulting services to assist the Company with strategic advisory services, assist in prioritizing product development programs per strategic objectives, assist in recruiting of key personnel and directors, corporate planning, business development activities, corporate finance advice, and assist in investor and public relations services. The Company agreed to pay Mr. Seth $12,500 per month for his services on an ongoing basis. On June 6, 2017, Mr. Seth resigned from the Company to focus his attention on matters external to Relmada. The Company agreed to continue its advisory and consulting arrangement with Mr. Seth through December 31, 2017.

Consulting Agreement

On June 12, 2017, the Company and Maged Shenouda, a director of the Company, entered into a Consulting Agreement. Pursuant to the terms of the agreement, Mr. Shenouda assisted the Company with matters requested by the Company. Mr. Shenouda was paid a consulting fee of $10,000 per month. The agreement was terminated effective December 31, 2017.

There were no related party transactions during the year ended June 30, 2019.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Federal net operating loss	$21,807,000	$17,801,000
Research and development tax credits	1,230,000	1,081,000
Accruals	206,000	13,000
Other	46,000	37,000
Less: valuation allowance	(23,289,000)	(18,932,000)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax assets at June 30, 2019 and 2018. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance increased/(decreased) for the years ended June 30, 2019 and 2018, by approximately $4,375,000 and $(235,000), respectively. The deferred tax asset for net operating losses at June 30 2018 was adjusted with a corresponding offset to the 2018 valuation allowance.

At June 30, 2019 the Company had Federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $64,546,000, $60,892,000 and $60,509,000, which begin expiring in 2027, 2032 and 2032, respectively. Approximately $19,075,000 Federal NOL can be carried forward indefinitely but is limited to 80% of future taxable income. The Company also has federal research and development tax credit carryforwards of approximately $1,230,000 that will begin to expire in 2028. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (Section 382) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed an analysis to determine whether any such limitations have been triggered as of June 30, 2019.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Statutory federal income tax rate	21.0%	27.5%
State (net of federal benefit)	9.5%	6.0%
Non-deductible expenses	(6.3)%	(6.0)%
Impact of Tax Cuts and Jobs Act	-%	(71.6)%
Other	1.0%
Change in valuation allowance	(25.2)%	(44.1)%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at June 30, 2019 and 2018 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (The Act) was enacted into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 34% to 21%. As a result of the Tax Act, deferred tax assets decreased by approximately $6,197,000, with an offsetting decrease to the valuation allowance. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provided guidance on accounting for the tax effects on the Tax Act. SAB 118 provided a one-year measurement period from the enacted date to complete accounting under ASC 740. In accordance with the expiration of the SAB 118 measurement period, we completed our accounting for tax effects of the Tax Act during fiscal 2019, with no adjustments recorded to the provisional amounts.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 12 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party: (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2019, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

Leases

The Company incurred rent expense of approximately $114,800, and $95,500 for the years ended June 30, 2019 and 2018, respectively.

As of June 30, 2017, the Company changed its corporate headquarters to 750 Third Avenue, 9th Floor, New York, New York 10017 pursuant to a lease agreement with an initial monthly rent of $8,294. The lease contract periods were for 6 month periods. The lease expired on January 1, 2019, at a monthly rent of $9,454.

As of January 1, 2019, the Company changed its corporate headquarters to 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement with an initial monthly rent of $7,500. The lease period is for one year.

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

On February 6, 2019, the Company entered into a settlement agreement in which Babul relinquished his 303,392 shares in Relmada, signed a consulting contract and Relmada committed to a $500,000 initial payment and four subsequent payments of $250,000 on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019.

For accounting purposes, no fair value was attributed to the consulting agreement. The Company recorded a loss on settlement of $1,105,590 included in the general and administrative expenses for the year ended June 30, 2019. The loss represents the total cash payments of $1,500,000 less the fair value of the shares relinquished of $394,410.

NOTE 13 - SUBSEQUENT EVENTS

In September 2019, 300,000 warrants with exercise price of $1.50 were exercised, for net proceeds of $450,000.

On September 23, 2019, the Company closed on private placements of equity securities pursuant to Share Purchase Agreements and Subscription Agreements, dated September 23, 2019. The price per share was $1.75. The Company issued an aggregate of 300,431 shares of common stock in this closing, for net proceeds of $525,750.

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

(iii) Nevada Certificate of Amendment to Articles of Incorporation of Camp Nine, Inc., effective May 30, 2014 (incorporated by reference to Exhibit 3.1 of Relmada’s Form 8-K filed with the SEC on June 2, 2014).

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

3.3	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

Exhibit Number	Description

4.7	Form of 2018 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	Non-Disclosure, Assignment of Inventions, Non-Solicitation and Non-Compete Agreement dated as of April 18, 2012 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.3	Form of Unit Purchase Agreement dated May __, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.7 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.4	Form of 2014 Unit Investor Rights Agreement dated __________, 2014 by and among Relmada Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.8 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.5	Form of Subscription Agreement dated as of May 12, 2014 and May 15, 2014 by and among Relmada Therapeutics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.9 of Camp Nine’s Form 8-K filed with the SEC on May 27, 2014).

10.6	Indemnification Agreement dated July 10, 2012 between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.7	2012 Relmada Therapeutics, Inc. Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.8	Unit Purchase Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.9	Subscription Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.10	Form of Investor Rights Agreement, dated June 10, 2014, by and among Camp Nine, Inc. and signatories thereto (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

10.11	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.12	Agreement of Lease, dated June 9, 2015, by and between Relmada Therapeutics, Inc. and GP 275 Owner, LLC (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on June 15, 2015)

10.13	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.14	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

Exhibit Number	Description

10.15	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.17	Amended and Restated Employment Agreement, dated August 5, 2015, by and between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.18	Advisory and Consulting Agreement, dated August 4, 2015, by and between Relmada Therapeutics, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.19	Agreement dated, September 6, 2016, by and between Shreeram Agharkar and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.25 of Relmada’s Form 10-K filed with the SEC on September 9, 2016).

10.20	Consulting Agreement, dated February 15, 2017, between Relmada Therapeutics, Inc. and MDB Consulting LLC. (incorporated by reference to Exhibit 10.20 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.21	Assignment and Consent Agreement, dated June 6, 2017, among 275 Madison Avenue RPW 1 LLC, 275 Madison Avenue RPW 2, LLC, Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.21 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.22	Lease Agreement, dated May 2, 2017, between Relmada Therapeutics, Inc. and Regus Management Group, LLC. (incorporated by reference to Exhibit 10.22 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.23	Amended and Restated License Agreement, dated June 8, 2017, between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.23 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.24	Agreement, dated June 6, 2017, between Relmada Therapeutics, Inc. and Sandesh Seth. (incorporated by reference to Exhibit 10.24 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.25	Consulting Agreement, dated June 12, 2017, between Relmada Therapeutics, Inc. and Maged Shenouda. (incorporated by reference to Exhibit 10.20 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.26	Consulting Agreement Termination Agreement, dated November 13, 2017, between Relmada Therapeutics, Inc. and Maged Shenouda (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 14, 2017).

Exhibit Number	Description

10.27	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.28	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.29	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.30	Offer Letter, Dated March 28, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.31	Indemnification Agreement, dated April 2, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.32	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.33	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.34	Form of Subscription Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.35	Form of Registration Rights Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.36	Lease Agreement, effective January 1, 2019, between Relmada Therapeutics, Inc. and 880 Third Avenue Tenant LLC (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.37	Settlement Agreement, dated February 6, 2019, among Najib Babul, Laidlaw & Company (UK) Ltd., Sandesh Seth, and Sergio Traversa (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.38	Consulting Agreement, effective March 25, 2019, between Relmada Therapeutics, Inc. and Najib Babul (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.39	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.40	Form of Unit Purchase Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.41	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.42	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.43	Consulting Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 29, 2019).

Exhibit Number	Description

10.44	Indemnification Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 29, 2019).

10.45	Confidential Information and Invention Assignment Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on July 29, 2019).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: September 24, 2019	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Charles Ence
Charles Ence
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer,	September 24, 2019
Sergio Traversa	and Director

/s/ Charles Ence	Chief Financial Officer	September 24, 2019
Charles Ence

/s/ Charles J. Casamento	Chairman of the Board	September 24, 2019
Charles J. Casamento

/s/ Paul Kelly	Director	September 24, 2019
Paul Kelly

/s/ Maged Shenouda	Director	September 24, 2019
Maged Shenouda