Form 10-Q
period 2019-09-30
RELMADA THERAPEUTICS, INC.
filed 2019-11-13
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000- 55347

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

880 Third Avenue, 12th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 876-3459

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	RLMD	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 8, 2019, there were 10,275,339 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$7,849,873	$9,216,554
Other receivable	-	176,980
Lease payments receivable – short-term	71,581	70,102
Prepaid expenses	376,902	520,745
Total current assets	8,298,356	9,984,381
Fixed assets, net of accumulated depreciation	6,110	7,210
Other assets	25,000	25,000
Lease payments receivable – long-term	184,683	203,142

Total assets	$8,514,149	$10,219,733

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,266,548	$924,359
Accrued expenses	1,014,390	1,317,855
Notes payable	255,925	364,204

Total liabilities	2,536,863	2,606,418

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,937,608 and 9,744,643 shares issued and outstanding, respectively	9,937	9,744
Additional paid-in capital	121,299,210	119,265,938
Accumulated deficit	(115,331,861)	(111,662,367)

Total stockholders’ equity	$5,977,286	$7,613,315

Total liabilities and stockholders’ equity	$8,514,149	$10,219,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Operating expenses:
Research and development	$1,887,367	$1,421,482
General and administrative	1,820,043	989,748
Total operating expenses	3,707,410	2,411,230
Loss from operations	(3,707,410)	(2,411,230)

Other income (expenses):
Change in fair value of derivative liabilities	-	(318,541)
Interest income (expense), net	37,916	(650,322)
Total other income (expenses)	37,916	(968,863)
Net loss	$(3,669,494)	$(3,380,093)

Net loss per common share – basic and diluted	$(0.38)	$(1.08)
Weighted average number of common shares outstanding – basic and diluted	9,761,188	3,137,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(3,669,494)	$(3,380,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,100	1,405
Stock-based compensation	757,716	152,800
Amortization of deferred financing costs	-	536,520
Change in fair value of derivative liabilities	-	318,541
Changes in operating assets and liabilities:
Other receivable	176,980	7,617
Lease payment receivable	16,980	15,620
Prepaid expenses	143,843	115,983
Accounts payable	342,189	253,918
Accrued expenses	(303,465)	306,706
Net cash used in operating activities	(2,534,151)	(1,670,983)

Cash flows from financing activities
Principal payments of notes payable	(108,279)	(84,966)
Proceeds from issuance of common stock	825,749
Warrants exercised for common stock	450,000
Units funds received	-	404,500
Net cash provided by financing activities	1,167,470	319,534
Net decrease in cash and cash equivalents	(1,366,681)	(1,351,449)
Cash and cash equivalents at beginning of the period	9,216,554	2,238,943

Cash and cash equivalents at end of the period	$7,849,873	$887,494

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,535	$1,509

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended September 30, 2019
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at July 1, 2019	9,744,643	$9,744	$119,265,938	$(111,662,367)	$7,613,315
Stock-based compensation	-	-	757,716	-	757,716
Purchase of common stock	117,965	118	825,631	-	825,749
Warrants exercised	75,000	75	449,925	-	450,000
Net loss	-	-	-	(3,669,494)	(3,669,494)

Balances at September 30, 2019	9,937,608	$9,937	$121,299,210	$(115,331,861)	$5,977,286

	Three months ended September 30, 2018
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances as at July 1, 2018	3,137,468	$3,137	$88,828,094	$(94,344,307)	$(5,513,076)
Cumulative effect of Write-off of Derivative Liabilities under ASU 2017-11	-	-	59,397	-	59,397
Adjusted Balances as at July 1, 2018	3,137,468	3,137	88,887,491	(94,344,307)	(5,453,679)
Stock-based compensation	-	-	152,801	-	152,801
Net loss	-	-	-	(3,380,093)	(3,380,093)

Balances at September 30, 2018	3,137,468	$3,137	$89,040,292	$(97,724,400)	$(8,680,971)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (Relmada or the Company) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

Our lead product candidate, d-methadone, is a New Chemical Entity (NCE) being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have completed Phase 1 single and multiple ascending dose studies. A Phase 2 study in major depressive disorder is ongoing, with first patient dosed in June 2018 and last patient completed in July 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K.

On September 26, 2019, the Company’s Board of Directors approved a 1-to-4 reverse split of the Common Stock, which was effective on the NASDAQ Capital Market on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and the Company’s authorized share of common stock were reduced from 200,000,000 to 50,000,000 shares. All share and per share amounts have been retroactively restated to reflect this reverse stock split.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $2,534,151 for the quarter ended September 30, 2019 and has an accumulated deficit of $115,331,861 from inception through September 30, 2019.

Relmada has funded its past operations through equity raises and most recently in the year ended June 30, 2019. Relmada raised net proceeds from the sale of common stock and warrants of $17,760,635. Further, the Company was able to reduce its debt obligations during the year ended June 30, 2019 by converting $8,030,365 of promissory notes and accrued interest into common stock. The Company also raised an additional $1,275,749 during the three months ended September 30, 2019 from the sale of common stock and warrant exercises.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that due to the recent equity raises completed and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least the next twelve months from the issuance of these consolidated quarterly financial statements. Since September 30, 2019 and to date, the Company has received approximately $2,017,000 in cash from exercises of outstanding warrants, which resulted in the Company having approximately $8,010,000 in cash and cash equivalents at November 8, 2019. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least one year after the issuance of these consolidated quarterly financial statements. The Company expects that the cash burn rate for the 12 months ended December 31, 2020, will be between $5-6 million, which includes approximately $2 million of discretionary research and development (R&D) spending, as the data analysis on the Phase 2a clinical trial is completed and the planning and preparation for the next clinical trial is conducted. Regardless of the results of any ongoing clinical trial, we have control over our expenditures and have the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

Given the positive results of the Company’s Phase 2 clinical trial, management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for the next twelve months from the issuance of these consolidated quarterly financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, receivables and accounts payable. Due to the short-term nature of cash, receivables and accounts payable the carrying amounts of these assets and liabilities approximate their fair value.

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

The Company’s financial liabilities accounted for at fair value were all converted to equity during the year ended June 30, 2019 so that there were no financial liabilities accounted for at fair value, See Note 7.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2019 and June 30, 2019, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and, various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2019 and June 30, 2019. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2016 through June 30, 2019.

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

For the three months ended September 30, 2019 and 2018, the following potentially dilutive securities were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	September 30, 2019	September 30, 2018
Stock options	2,373,314	760,810
Common stock warrants	4,308,762	2,451,882
Total	6,682,076	3,212,692

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statement and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on July 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. The adoption of this standard did not have any impact on our unaudited consolidated financial statements.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2019	June 30, 2019
Insurance	$328,000	$451,500
Legal	33,000	7,500
Other	15,900	61,800
Total	$376,900	$520,800

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	September 30, 2019	June 30, 2019
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(10,600)	(9,500)
Fixed Assets		$6,100	$7,200

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2019	June 30, 2019
Research and development	$232,300	$563,400
Professional fees	87,300	98,400
Accrued vacation	129,600	96,700
Legal Settlement	500,000	500,000
Other	65,200	59,400
Total	$1,014,400	$1,317,900

NOTE 6 - NOTES PAYABLE

In June 2019, the Company entered into a note for approximately $364,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 3.09% per annum. The note matures on April 9, 2020.

At September 30, 2019 and June 30, 2019, the note payable outstanding balances were approximately $255,900 and $364,200, respectively.

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

At September 30, 2018, the Company had warrants resulting from equity offerings in May 2014 and June 2014 that do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments were not indexed to the Company’s stock.

Until September 30, 2018, the Company followed ASC Topic No. 815 and treated the warrants as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30, 2018.

As noted in Note 2, the Company elected to early adopt ASU 2017-11 and reversed the derivative liability into equity. The warrants balance of $59,397 was reversed to equity effective July 1, 2018.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - DERIVATIVE LIABILITIES (continued)

Until October 18, 2018, the Company had promissory notes with a redemption feature which is not clearly and closely related to the host instrument and therefore is considered an embedded derivative which was bifurcated and recorded as a derivative liability. In determining the fair value of the derivative liabilities, the Company used the Monte-Carlo pricing model. The assumptions used in the valuation model considers the probability of redemption, the length of time to maturity and value of the redemption feature.

On October 12 and 18, 2018, the Company conducted closing on its private placement of securities. As a result of these closings, the outstanding promissory notes converted into common stock. The redemption feature associated with the promissory notes was valued on October 18, 2018 using the Black-Scholes model. The change in the value of the derivative liabilities between July 1, 2018 and the October 18, 2018 was recorded in income. The notes were converted to common stock on October 18, 2018.

The Company had no financial liabilities accounted for at fair value on a recurring basis as of September 30, 2019 and June 30, 2019.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the three months ended September 30, 2019 and 2018:

	Significant Unobservable Inputs (Level 3)
	September 30,	September 30,
	2019	2018
Beginning balance	$-	$4,194,634
Fair value of derivative liabilities for redemption feature of promissory notes payable	-	289,670
Change in fair value of derivative liabilities – warrants	-	28,871
Ending balance	$-	$4,513,175

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2019, the Company did a private placement of 117,965 of common stock at $7.00 per share for proceeds of $825,749 (before expenses of the offering).

Options and Warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the Plan), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allowed for the granting of 2,652,942 options or stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2019, 279,630 shares were available for future grants under the Plan.

As of September 30, 2019, no stock appreciation rights have been issued.

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

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. Prior to the adoption of ASU 2018-07 on October 1, 2018, the Company uses the contractual term for non-employee options to estimate the expected term, for share-based compensation in its option-pricing model.

On July 29, 2019, the Company awarded a total of 862,500 options to its chief executive officer, chief medical officer and board members with exercise price of $8.80 and a 10-year term vesting over 4-year period. The options have an aggregate fair value of $6.1 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.89% (2) expected life of 6.25 years, (3) expected volatility of 101.2%, and (4) zero expected dividends.

On July 29, 2019, the Company awarded a total of 12,500 options to a consultant with exercise price of $8.80 and a 10-year term and 100% vested upon grant date. The options have an aggregate fair value of $81,100 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.84% (2) expected life of 5 years, (3) expected volatility of 97%, and (4) zero expected dividends.

On July 29, 2019, the Company granted its chief financial officer options to purchase a total of 25,000 shares of common stock. The options have a ten-year term and have an exercise price of $8.80 per share. 25,000 options vest upon the Company up listing to the NASDAQ as long as the employee maintains their employment with the company through January 31, 2020. During the quarter ended September 30, 2019 the company recorded approximately $57,000 of compensation expense as management believes that the uplisting to NASDAQ is probable of occurring. The fair value of the options on the grant date were $6.74 per share using the Black-Scholes Option pricing model.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2019, the Company has unrecognized stock-based compensation expense of approximately $9,046,000 related to unvested stock options over the weighted average remaining service period of 3.48 years.

Options

A summary of the changes in options during the three months ended September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2019	1,473,314	$5.18	8.6	$4,668,153
Granted	900,000	$8.80	9.8	$1,305,000
Outstanding and expected to vest at September 30, 2019	2,373,314	$6.55	8.9	$9,864,756
Options exercisable at September 30, 2019	547,481	$6.93	7.7	$2,899,818

Warrants

A summary of the changes in outstanding warrants during the three months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at June 30, 2019	4,429,982	$7.12
Issued	6,250	8.80
Exercised	(75,000)	6.00
Forfeited	(52,470)	16.00
Outstanding and vested at September 30, 2019	4,308,762	$7.03

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

On August 1, 2019, the Company granted 6,250 warrants to a contractor with exercise price of $8.80, a 10-year term and immediate vesting. The warrants have an aggregated fair value of $41,386 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.68% (2) expected life of 5 years, (3) expected volatility of 101.1%, and (4) zero expected dividends.

At September 30, 2019 and June 30, 2019, the aggregate intrinsic value of warrants vested and outstanding was approximately $14,531,000 and $4,796,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the three months ended September 30, 2019 and 2018 (rounded to nearest $00):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Research and development	$73,000	$13,400
General and administrative	684,700	139,400
Total	$757,700	$152,800

NOTE 9 - RELATED PARTY TRANSACTIONS

There were no material related party transactions.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party: (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2019, the Company has not generated any revenue related to this license agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

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

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of September 30, 2019, the balance of unearned interest income was approximately $37,300.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$23,520	$23,520	$-	$-	$-
Note payable	255,925	255,925	-	-	-
Total obligations	$279,445	$279,445	$-	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019, 327,568 outstanding warrants were exercised for total cash proceeds of approximately $2,017,000. These warrant exercises include 14,741 shares issued with a cashless exercise.

On October 8, 2019, the Company issued 22,500 warrants to third parties for consulting services, exercise price at $10.85 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q (this Report) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

BUSINESS OVERVIEW

Relmada Therapeutics, Inc. (Relmada or the Company) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

On October 7. 2019 the Company’s application to list its common stock on the NASDAQ Capital Market was approved. On October 10, 2019, the Company’s common stock began trading on NASDAQ under the existing symbol, “RLMD”.

Our lead product candidate, d-methadone, is a New Chemical Entity (NCE) being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have previously completed Phase 1 single and multiple ascending dose studies and on Oct 15th 2019 we reported top-line data from study REL-1017-202, a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two doses of REL-1017 (dextromethadone), 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with treatment resistant depression.

Subjects were adults with major depressive disorder (MDD) who did not respond to one to three courses of antidepressant treatment in their current episode. 62 subjects, average age 49.2 years, with an average Hamilton Depression Rating Scale score of 25.3 and an average Montgomery-Asberg Depression Rating Scale (MADRS) score of 34.0 (severe depression), were randomized. Other demographic characteristics were balanced across all arms. After an initial screening period, subjects were randomized to one of three arms: placebo, REL-1017 25 mg or REL-1017 50 mg, in addition to stable background antidepressant therapy. Subjects in the REL-1017 treatment arms received one loading dose of either 75 mg (25 mg arm) or 100 mg (50 mg arm) of REL-1017. Subjects were treated inpatient for 7 days and discharged home at Day 9. They returned for follow-up visits at Day 14 and Day 21. Efficacy was measured on Days 2, 4 and 7 in the dosing period and on Day 14, one week after treatment discontinuation. 61 subjects received all treatment doses and were included in the per-protocol population (PPP) treatment analysis; 57 subjects completed all visits. All 62 randomized subjects were part of the intention-to-treat population (ITT) analysis. No differences were observed between the ITT and PPP analyses and results.

Key findings:

Subjects in both the REL-1017 25 mg and 50 mg treatment groups experienced statistically significant improvement of their depression compared to subjects in the placebo group on all efficacy measures, including: the Montgomery-Asberg Depression Rating Scale (MADRS); the Clinical Global Impression – Severity (CGI-S) scale; the Clinical Global Impression – Improvement (CGI-I) scale; and the Symptoms of Depression Questionnaire (SDQ).

The improvement on the MADRS appeared on Day 4 in both REL-1017 dose groups and continued through Day 7 and Day 14, seven days after treatment discontinuation, with P values < 0.03 and large effect sizes (a measure of quantifying the difference between two groups), ranging from 0.7 to 1.0. Similar findings emerged from the CGI-S and CGI-I scales.

MADRS: Analysis of Change from Baseline to Day 7 and to Day 14 ITT Population

	Day 2			Day 4			Day 7			Day 14
	LS Means Difference	P-value	d	LS Means Difference	P-value	d	LS Means Difference	P-value	d	LS Means Difference	P-value	d
REL-1017 25mg vs Placebo	-1.9	0.4340	0.3	-7.9	0.0087	0.9	-8.7	0.0122	0.8	-9.4	0.0103	0.9
REL-1017 50mg vs Placebo	-0.3	0.9092	0.0	-7.6	0.0096	0.8	-7.2	0.0308	0.7	-10.4	0.0039	1.0

LS = Least Squares; d = Cohen’s effect size

The study also confirmed the favorable safety and tolerability profile of REL-1017, which was also observed in the Phase 1 studies. Subjects experienced mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. There was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

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

Recent studies have shown that ketamine, a drug known previously as an anesthetic, can lift depression in many patients within hours. However, it is unlikely that ketamine itself will become a practical treatment for most cases of depression. It must be administered through intravenous infusion, requiring a hospital setting, and more importantly can potentially trigger adverse side effects including psychedelic symptoms (hallucinations, memory defects, panic attacks), nausea/vomiting, somnolence, cardiovascular stimulation and, in a minority of patients, hepatoxicity. Ketamine also hasn’t been thoroughly studied for long-term safety and effectiveness, and the U.S. Food and Drug Administration (FDA) has not approved it to treat depression.

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

As a single isomer of racemic methadone, d-methadone has been shown to possess NMDA antagonist properties with virtually no traditional opioid effect or ketamine-like adverse events at the expected therapeutic doses. In contrast, racemic methadone is associated with common opioid activity and side effects that include anxiety, nervousness, restlessness, sleep problems (insomnia), nausea, vomiting, constipation, diarrhea, drowsiness, and others. It has been shown that the left (levo) isomer, d-methadone, is largely responsible for methadone’s opioid activity, while the right (dextro) isomer, d-methadone, at the currently therapeutic doses used in development is virtually inactive as an opioid while maintaining affinity for the NMDA receptor.

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

In September 2017, we completed two additional in vivo studies to confirm and support the antidepressant-like effect of dextromethadone in validated animal models, the Novelty Suppressed Feeding Test (NSFT) and the Female Urine-Sniffing test (FUST) test. The studies were performed by Professor Ronald S. Duman, Ph.D. at Yale University School of Medicine.

For FUST, rats are first exposed to a cotton tip dipped in tap water and later exposed to another cotton tip infused with fresh female urine. Male behavior was video recorded and total time spent sniffing the cotton-tipped applicator is determined. For NSFT, rats were food deprived for 24 hours and then placed in an open field with food pellets in the center; latency to eat is recorded in seconds. As a control, food consumption in the home cage is quantified. Rats were administered vehicle, ketamine or d-methadone.

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

In February 2018, Relmada initiated its Phase 2 study of d-methadone in patients with major depressive disorder who did not respond to one to three courses of antidepressant treatment in their current episode (Treatment Resistant Depression of TRD).

In July 2019, Relmada announced the completion of dosing of the last patient in its Phase 2 study of d-methadone in patients with major depressive disorder.

On October 15, 2019, the Company reported top-line data from the Phase 2 study of d-methadone in adults with major depressive disorder who did not respond to one to three courses of antidepressant treatment in their current episode (TRD). Subjects in both dose groups experienced statistically significant improvement of their depression compared to subjects in the placebo group on all efficacy measures, including: the Montgomery-Asberg Depression Rating Scale (MADRS); the Clinical Global Impression – Severity (CGI-S) scale; the Clinical Global Impression – Improvement (CGI-I) scale; and the Symptoms of Depression Questionnaire (SDQ). The improvement on the MADRS appeared on Day 4 in both REL-1017 dose groups and continued through Day 7 and Day 14, seven days after treatment discontinuation, with P values < 0.03 and large effect sizes (a measure of quantifying the difference between two groups), ranging from 0.7 to 1.0. Similar findings emerged from the CGI-S and CGI-I scales. The study also confirmed the favorable safety and tolerability profile of d-methadone, which was also observed in the Phase 1 studies. Subjects experienced mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. There was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

d-methadone (dextromethadone, REL-1017) in other indications

In addition to developing dextromethadone in Treatment Resistant Depression (TRD), Relmada is initiating work in additional indications that includes Major Depressive Disorder (MDD) and Rett syndrome. Rett syndrome is an X-linked neurodevelopmental disorder with high unmet need caused by Mecp2 gene mutation. Loss of Mecp2 disrupts synaptic function and structure and neuronal networks. Rett syndrome is an Orphan Disease affecting ~15,000 in U.S., primarily girls, with no approved therapy. The disease begins with a short period of developmental stagnation, then rapid regression in language and motor skills, followed by long-term stability.

Studies of ketamine, a NMDAR antagonist with mechanistic similarities with dextromethadone, in Rett Syndrome mouse models show that low-dose ketamine acutely reverses multiple disease manifestations and chronic administration of ketamine improves Rett Syndrome progression, providing a solid rationale to pursue this indication with dextromethadone.

Other indications that Relmada may explore in the future, potentially includes restless leg syndrome and ALS.

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above.

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

LevoCap ER can be developed under the 505(b)(2) regulatory pathway. Following an exchange of correspondence and meeting with the FDA in January 2017, we have defined a path forward for the Phase 3 clinical study for LevoCap ER and a NDA filing. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in LevoCap ER.

BuTab (REL-1028)

BuTab (REL-1028) represents a novel formulation of oral, modified release buprenorphine as a potential therapeutic for both chronic pain and opioid dependence. Buprenorphine has been widely used by the sublingual and transdermal routes of administration, but was believed to be ineffective by the oral route because of poor oral bioavailability. We have completed a preclinical program to better define the pharmacokinetic profile of BuTab and to assess the time course of systemic absorption of buprenorphine using several different oral modified release formulations of buprenorphine in dogs, compared to an intravenous administration. Based on the results of this work, we obtained approval from Health Canada and initiated a Phase pharmacokinetic study in healthy volunteers in the second quarter of 2015. This trial was completed in the fourth quarter of 2015. The absolute bioavailability of BuTab relative to intravenous (IV) administration exceeded published data with non-modified buprenorphine when administered orally and compares favorably with a currently marketed transdermal patch. There were no safety or tolerability issues. The data generated by this study will guide formulation optimization and inform the design of subsequent clinical pharmacology studies. BuTab can be developed under the 505(b)(2) regulatory pathway. In light of the promising data generated by Relmada’s d-methadone research program, and Relmada’s focus on the d-methadone program, Relmada is currently limiting the investments in BuTab.

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

Reverse Stock Split

On September 26, 2019, our Board of Directors approved a 1-for-4 reverse split of our common stock, which was effective on the NASDAQ Capital Market on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and our authorized shares of common stock were reduced from 200,000,000 to 50,000,000 shares.    All share and per share amounts herein have been retroactively restated to reflect this reverse stock split.

Results of Operations

For the Three Months Ended September 30, 2019 versus September 30, 2018

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018	Increase (Decrease)
Operating Expenses
General and administrative	$1,820,043	$989,748	$830,295
Research and development	1,887,367	1,421,482	465,885
Total	$3,707,410	2,411,230	1,296,180

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2019 was approximately $1,820,000 compared to $989,700 for the three months ended September 30, 2018, an increase of approximately $830,300. The increase resulted from an increase in compensation costs of $280,100; an increase in stock-based compensation costs of $545,300; an increase in other G&A expenses of $51,800 that pertained primarily investor relations; and an increase in professional service fees of $111,300. These increases were partially offset by a decrease in patent legal fees of $68,500 and a decrease of litigation fees of $84,600.

Research and Development Expense

Research and development expense for the three months ended September 30, 2019 was approximately $1,887,400 compared to $1,421,500 for the three months ended September 30, 2018, an increase of $465,900. The increase was driven by an increase in study costs of $205,000, of which the majority pertained to our ongoing Phase 2 study, as well as an increase in compensation costs of $201,200.

Other Income (Expense)

The change in the fair value of derivative liabilities was a non-cash unrealized loss for the three months ended September 30, 2018 of approximately $318,500. There were no derivative liabilities as of September 30, 2019.

Interest income was $37,900 versus net interest expense of $650,300, for the three months ended September 30, 2019 and 2018, respectively.

Net Loss

The net loss for the Company for the three months ended September 30, 2019 and 2018 was approximately $(3,669,500) and $(3,380,100) respectively. The Company had net loss per basic and diluted weighted average common share of $(0.38) and $(1.08) for the three months ended September 30, 2019 and 2018, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $2,534,151 for the quarter ended September 30, 2019 and has an accumulated deficit of $115,331,861 from inception through September 30, 2019.

Relmada has funded its past operations through equity raises and most recently in the year ended June 30, 2019 Relmada raised net proceeds from the sale of common stock and warrants of $17,760,635. Further, the Company was able to reduce its debt obligations by converting $8,030,365 of promissory notes and accrued interest into common stock. The Company also raised an additional $1,275,749 during the three months ended September 30, 2019 from the sale of common stock and warrant exercises.

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for the at least the twelve months from the issuance of the accompanying consolidated quarterly financial statements. Since September 30, 2019 and to date, given the reported positive results of clinical trial data and the resulting increase in the Company’s share price, the Company has received approximately $2,017,000 in warrant exercises, which resulted in the Company having approximately $8,010,000 in cash and cash equivalents at November 8, 2019. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least one year after the issuance of these consolidated quarterly financial statements. The Company expects that the cash burn rate for the 12 months ended December 31, 2020, will be between $5-6 million, which includes approximately $2 million of discretionary research and development (R&D) spending, as the data analysis on the Phase 2a clinical trial is completed and the planning and preparation for the next clinical trial is conducted. Regardless of the results of any ongoing clinical trial, we have control over our expenditures and have the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

Given the positive results of the Company’s Phase 2 clinical trial, management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for the next twelve months from the issuance of these consolidated quarterly financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Cash used in operating activities	$(2,534,151)	$(1,670,983)
Cash provided by financing activities	1,167,470	319,534
Net decrease in cash and cash equivalents	$(1,366,681)	$(1,351,449)

For the three months ended September 30, 2019, cash used in operating activities was $2,534,151 primarily due to the net loss of $3,669,494, offset by other receivable of $177,000, prepaid expenses of $143,800, non-cash stock compensation charges of $757,716, offset by changes to working capital.

For the three months ended September 30, 2018, cash used in operating activities was $1,670,983 primarily due to the loss from operations for the three months ended September 30, 2018 of $3,380,093 off set by amortization of deferred financing costs of $536,500, change in fair value of derivative liabilities of $318,500, non-cash stock compensation expense of $152,800.

For the three months ended September 30, 2019 and 2018, no cash was used in investing activities.

Net cash provided by financing activities for the three months ended September 30, 2019 was $1,167,470 due to proceeds from issuance of common stock of $825,749 and proceeds from warrants exercised for common stock of $450,000. Net cash provided by financing activities for the three months ended September 30, 2018 was $319,534 primarily due to proceeds raised through the units funds received of $404,500 partially offset by payments of notes payable of $84,966.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2019 and June 30, 2019, we were not involved in any SPE transactions.

Contractual Obligations

Please refer to Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2019 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended June 30, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 23, 2019 and September 26, 2019, the Company sold to accredited investors an aggregate of 117,965 shares of common stock pursuant to a private placement transaction. The price per share was $7.00. There were no commissions paid. We believe the issuance of the shares were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to granting the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

3.1	Certificate of Change of Relmada Therapeutics, Inc. dated September 26, 2019.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2019.

10.1	Consulting Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 29, 2019.

10.2	Indemnification Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 29, 2019.

10.3	Confidential Information and Invention Assignment Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 29, 2019.

10.4	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein.	Attached

10.5	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2019	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Charles Ence
Charles Ence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)