Form 10-Q
period 2020-03-31
RELMADA THERAPEUTICS, INC.
filed 2020-05-15
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	RLMD	The NASDAQ Capital Market

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

As of May 13, 2020, there were 15,198,109 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of
	March 31,	As of
	2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,226,487	$36,278,519
Short-term investments	102,690,508	80,164,823
Other receivable	7,529	-
Lease payments receivable – short term	74,633	73,091
Prepaid expenses	246,007	423,863
Total current assets	115,245,164	116,940,296
Fixed assets, net of accumulated depreciation	3,964	5,010
Other assets	25,000	25,000
Lease payments receivable – long term	146,588	165,834
Total assets	$115,420,716	$117,136,140

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,102,815	$522,663
Accrued expenses	1,158,368	824,936
Notes payable	-	110,247
Total current liabilities	2,261,183	1,457,846

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,940,668 and 14,457,013 shares issued and outstanding, respectively	14,941	14,457
Additional paid-in capital	243,676,817	235,522,746
Accumulated deficit	(130,532,225)	(119,858,909)
Total stockholders’ equity	113,159,533	115,678,294
Total liabilities and stockholders’ equity	$115,420,716	$117,136,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Operating expenses:
Research and development	$4,507,784	$1,275,948
General and administrative	5,466,654	1,426,056
Total operating expenses	9,974,438	2,702,004

Loss from operations	(9,974,438)	(2,702,004)

Other (expenses) income:
Interest/investment income, net	407,652	15,939
Realized loss on short-term investments	(171,611)
Unrealized loss on short-term investments	(934,919)	-

Total other (expenses) income	(698,878)	15,939

Net loss	$(10,673,316)	$(2,686,065)

Loss per common share – basic and diluted	$(0.72)	$(0.36)

Weighted average number of common shares outstanding – basic and diluted	14,738,230	7,509,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(10,673,316)	$(2,686,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,046	1,075
Stock-based compensation	5,039,362	394,692
Fair value of shares relinquished in litigation	-	(394,410)
Realized loss on short-term investments	171,611	-
Unrealized loss on short-term investments	934,919	-
Change in operating assets and liabilities:
Other receivable	(7,529)	-
Other assets	-	(25,000)
Lease payment receivable	17,704	16,285
Prepaid expenses	177,855	329,872
Accounts payable	580,153	721,220
Accrued expenses	333,432	(369,598)
Net cash used in operating activities	(3,424,763)	(2,011,929)

Cash flows from investing activities
Purchase of short-term investments	(37,230,631)	-
Sale of short-term investments	13,598,416	-
Net cash used in investing activities	(23,632,215)	-

Cash flows from financing activities
Principal payments of notes payable	(110,247)	(85,969)
Proceeds from issuance of common stock	-	1,725,000
Proceeds from options exercised for common stock	73,020	-
Proceeds from warrants exercised for common stock	3,042,173	-
Net cash provided by financing activities	3,004,946	1,639,031
Net decrease in cash and cash equivalents	(24,052,032)	(372,898)
Cash and cash equivalents at beginning of the period	36,278,519	2,426,751

Cash and cash equivalents at end of the period	$12,226,487	$2,053,853

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,415	$4,357

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$34	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock-based compensation expense	-	-	5,039,362	-	5,039,362
Warrants exercised for cash	447,107	447	3,041,726	-	3,042,173
Cashless warrant exercise	34,114	34	(34)	-	-
Options exercised	2,434	3	73,017	-	73,020
Net loss	-	-	-	(10,673,316)	(10,673,316)
Balance - March 31, 2020	14,940,668	$14,941	$243,676,817	$(130,532,225)	$113,159,533

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2018	7,441,053	$7,441	$106,280,950	$(104,853,710)	$1,434,681
Stock-based compensation expense	-	-	394,692	-	394,692
Equity units issued for Cash	379,960	379	1,724,621	-	1,725,000
Shares relinquished	(75,848)	(75)	(394,335)	-	(394,410)
Net loss	-	-	-	(2,686,065)	(2,686,065)
Balance - March 31, 2019	7,745,165	$7,745	$108,005,928	$(107,539,775)	$473,898

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

On December 19, 2019, the Board of Directors of the Company approved a change to its end of fiscal year from June 30 to December 31. The change in fiscal year became effective for the Company’s 2020 fiscal year, which began on January 1, 2020 and will end December 31, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the six months ended December 31, 2019 and notes thereto contained in the Company’s Transition Report on Form 10-KT.

On September 26, 2019, the Company’s Board of Directors approved a 1-for-4 reverse split of the Common Stock, which was effective on the NASDAQ Capital Market on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and the Company’s authorized share of common stock were reduced from 200,000,000 to 50,000,000 shares. All share and per share amounts have been retroactively restated to reflect this reverse stock split.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $3,424,763 for the quarter ended March 31, 2020 and has an accumulated deficit of $130,532,225 from inception through March 31, 2020. At March 31, 2020 the Company had cash and short term investments of approximately $115,000,000.

Relmada has funded its past operations through equity raises and most recently in 2019 raised net proceeds from the sale of common stock of $109,447,482 and $4,447,038 through the exercise of warrants. The Company also raised an additional $3,115,193 during the three months ended March 31, 2020 from the exercises of options and warrants.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least 12 months from the issuance of these unaudited consolidated quarterly financial statements. Since March 31, 2020 and to date, the Company has received approximately $1,516,400 in warrant and option exercises, which resulted in the Company having approximately $115,378,100 million in cash, cash equivalents, and short term investments at May 13, 2020. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the issuance of these unaudited consolidated quarterly financial statements. Regardless of the results of any ongoing clinical trial, the Company has control over its expenditures and has the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

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

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (COVID-19) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are the valuation of stock-based compensation expenses and recorded amounts related to income taxes.

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

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (“NAV”). The Company has adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments, for the six months ended December 31, 2019 which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

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

Leases

The Company recognizes its leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s lease consists of an operating leases for office space. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, short term investments, and accounts payable. Due to the short-term nature of cash and accounts payable the carrying amounts of these assets and liabilities approximate their fair value.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), in an orderly transaction between market participants at the reporting date. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company’s short-term investment instruments of $102,690,508 at March 31, 2020 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations under other income. The Company recorded an unrealized loss of $934,919, included in other income for the three months ended March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, there were no financial liabilities accounted for at fair value.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2020 and December 31, 2019, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2020 and December 31, 2019. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2017 forward.

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

For the three months ended March 31, 2020 and 2019, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Three months ended
	March 31, 2020	March 31, 2019
Stock options	3,997,856	1,435,810
Common stock warrants	3,160,715	4,011,944
Total	7,158,571	5,447,754

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2020	December 31, 2019
Insurance	$102,400	$223,600
Research and Development	66,200	139,200
Legal	11,000	11,000
Other	66,400	50,100
Total	$246,000	$423,900

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	March 31, 2020	December 31, 2019
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(12,700)	(11,700)
Fixed Assets		$4,000	$5,000

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2020	December 31, 2019
Research and development	$436,000	$134,500
Professional fees	130,400	172,900
Accrued bonus	273,300	50,000
Accrued vacation	204,100	124,600
Legal settlement	-	250,000
Other	114,600	92,900
Total	$1,158,400	$824,900

NOTE 6 - NOTES PAYABLE

In June 2019, the Company entered into a note for approximately $364,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 3.09% per annum. The note matured on April 9, 2020.

At March 31, 2020 and December 31, 2019, the note payable outstanding balances were approximately $0 and $110,200, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On September 26, 2019, the Company’s Board of Directors approved a 1-for-4 reverse split of the Common Stock, which was effective on the NASDAQ Capital Market on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and the Company’s authorized share of common stock were reduced from 200,000,000 to 50,000,000 shares. All share and per share amounts have been retroactively restated to reflect this reverse stock split.

Common Stock

During the three months ended March 31, 2020, the Company issued 34,114 shares of common stock for cashless exercise of 46,313 warrants. The Company also issued 447,107 shares of common stock for cash exercises of warrants for proceeds of $3,042,173.

During the three months ended March 31, 2020, the Company issued 2,434 shares of common stock for cash exercise of options for proceeds of $73,020.

Options and Warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the Plan), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. The Plan allowed for the granting of 5,152,942 options or stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2020, 1,155,086 shares were available for future grants under the Plan.

As of March 31, 2020, no stock appreciation rights have been issued.

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

On March 9, 2020, the Company awarded a total of 350,000 options to an employee with exercise price of $45.61 and a 10-year term vesting over 4-year period. The options have an aggregate fair value of $13.1 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.51% (2) expected life of 6.25 years, (3) expected volatility of 107%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

On March 19, 2020, the Company awarded a total of 100,000 options to an employee with exercise price of $28.00 and a 10-year term vesting over a 4-year period. The options have an aggregate fair value of $2.3 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.83% (2) expected life of 6.25 years, (3) expected volatility of 108%, and (4) zero expected dividends.

On March 25, 2020, the Company awarded a total of 150,000 options to an employee with exercise price of $31.88 and a 10-year term vesting over a 4-year period. The options have an aggregate fair value of $4.0 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.67% (2) expected life of 6.25 years, (3) expected volatility of 108%, and (4) zero expected dividends.

At March 31, 2020, the Company has unrecognized stock-based compensation expense of approximately $66,250,000 related to unvested stock options over the weighted average remaining service period of 3.72 years.

During the three months ended March 31, 2020, the Company recognized additional compensation expense of approximately $1,500,000 related to acceleration of vesting and a nominal amount related to the modification of certain options in connection with the separation and settlement agreement with Dr. Ottavio Vitolo (see note 8).

Options

A summary of the changes in options during the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2020	3,615,602	$19.96	9.2	$74,837,043
Granted	600,000	$39.24	9.96	$-
Exercised	(2,434)	$30.00	-	$-
Forfeited	(215,312)	$21.58	-	$-
Outstanding and expected to vest at March 31, 2020	3,997,856	$22.76	9.05	$60,969,194
Options exercisable at March 31, 2020	834,719	$9.61	7.82	$21,228,752

Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2020	3,646,872	$6.83

Exercised	(484,117)	7.22
Forfeited	(2,040)	16.00
Outstanding and vested at March 31, 2020	3,160,715	$6.79

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

At March 31, 2020 the Company had approximately $116,000 of unrecognized compensation expense related to outstanding warrants.

At March 31, 2020 and December 31, 2019, the aggregate intrinsic value of warrants vested and outstanding was approximately $85,466,000 and $115,731,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the three months ended March 31, 2020 and 2019 (rounded to nearest $00):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Research and development	$3,293,000	$36,200
General and administrative	1,746,400	358,500
Total	$5,039,400	$394,700

NOTE 8 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Vitolo entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Vitolo severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan will continue to vest until September 6, 2020. Dr. Vitolo shall have until March 6, 2021 to exercise his vested options and he shall be allowed to use a cashless exercise provision to exercise his vested options. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued and unpaid salary, vacation time and attorneys fees totaling approximately $45,000.

On March 9, 2020, the Company appointed Dr. Thomas Wessel as the Company’s Executive Vice President, Head of Research and Development.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 2020, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of March 31, 2020, the Company has not generated any revenue related to this license agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

Lawsuit Brought by Former Officer

On February 6, 2019, the Company entered into a settlement agreement in its previous dispute with Najib Babul, Relmada’s former President. Babul relinquished his 303,392 shares in Relmada, signed a consulting contract and Relmada committed to a $500,000 initial payment and four subsequent payments of $250,000 on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. The Company recorded a loss on the settlement of $1.1 million in the first quarter of 2019.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

The Company’s corporate headquarters are located at 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement for a period of one year. As the Company’s leases consist of one lease for their corporate headquarters, which is for a period of 12 months or less. In accordance with ASU 2016-02, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. The monthly rent is approximately $13,800. For the three months ended March 31, 2020 and 2019, the Company recognized lease expense of approximately $41,600 and $23,200, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the three months ended March 31, 2020 and 2019, the Company recognized lease income of approximately $4,900 and $6,300, respectively. As of March 31, 2020, the balance of unearned interest income was approximately $27,200.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$122,590	$122,590	$-	$-	$-
Total obligations	$122,590	$122,590	$-	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2020, 257,441 outstanding warrants and options were exercised for total cash proceeds of approximately $1,516,400. These warrant exercises include 338 shares issued with a cashless exercise.

On April 20, 2020, the Company awarded a total of 100,000 options to an employee with exercise price of $33.29 and a 10-year term vesting over a 4-year period.

On May 15, 2020, the Company entered into an Open Market Sale AgreementSM (the “Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $75,000,000.

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

Business Overview

Relmada Therapeutics, Inc. (Relmada or the Company, we or us) (a Nevada corporation), is a clinical-stage biotechnology company focused on the development of d-methadone (dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

NMDA receptors are present in many parts of the central nervous system and play important roles in regulating neuronal activity. We believe that dextromethadone acting as an NMDA receptor antagonist can have potential applications in a number of disease indications which mitigates risk and offers significant upside.

On October 7, 2019, our application to list its common stock on the NASDAQ Capital Market was approved. On October 10, 2019, the Company’s common stock began trading on NASDAQ under the existing symbol, “RLMD”.

On December 19, 2019, the Board of Directors of the Company approved a change to its end of fiscal year from June 30 to December 31. The change in fiscal year became effective for the Company’s 2020 fiscal year, which began on January 1, 2020 and will end December 31, 2020.

Our lead product candidate, d-methadone, is an NCE being developed as a rapidly acting, sustained effect oral agent for the treatment of depression and other potential indications. We have previously completed Phase 1 single and multiple ascending dose studies and on October 15, 2019 we reported top-line data from study REL-1017-202. This was a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two oral doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with major depressive disorder (MDD), who experienced an inadequate response to 1 to 3 adequate antidepressant treatments with an antidepressant medication.

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

Improvements on the MADRS endpoint appeared on Day 4 in both REL-1017 dose groups and continued through Day 7 and Day 14, seven days after treatment discontinuation, with P values< 0.03 and large effect sizes (a measure of quantifying the difference between two groups), ranging from 0.7 to 1.0. Similar findings emerged from the CGI-S and CGI-I scales.

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

LS = Least Squares; d = Cohen’s effect size

The study also confirmed the favorable tolerability profile of REL-1017, which was also observed in the Phase 1 studies. Subjects experienced mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. The AEs observed in the Phase 2a clinical study were of the same nature as those observed in the Phase 1 clinical studies in d-Methadone, and there was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	Presentation of full details of the Phase 2 data for REL-1017.

●	Feedback from the U.S. Food and Drug Administration (FDA) related to an End-of-Phase 2 meeting for the REL-1017 development by the end of the first half of 2020. We intend to focus the registrational plan for REL-1017 as an adjunctive treatment of MDD.

●	Start of pivotal studies for REL-1017 as an adjunctive treatment of MDD in the second half of 2020.
●	Start of Phase 2 study in MDD. We plan to start a Phase 2 MDD study in the second half of 2020, though development plans may change based on the FDA’s feedback and other factors.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $10,673,300 for the three months ended March 31, 2020. At March 31, 2020, we have an accumulated deficit of approximately $130,532,200.

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

We plan to further develop d-methadone as our priority program. As the drug d-methadone is an NCE, the regulatory pathway required to support and NDA submission will consist of conducting a full clinical development program. We plan to also generate intellectual property (IP) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), Zulresso® (Sage) and Spravato® (Johnson & Johnson).

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued  patents and pending patent applications related to dextromethadone (REL-1017) for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, upon NDA approval, carry 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, our products will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman plus pediatric exclusivity) and up to 10 years of in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications will protect our technology and products once our patent applications for our products are approved.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, d-methadone completed Phase 2 trial for the adjunctive treatment of MDD, including patients with TRD.

●	Potential in additional multiple indications in underserved markets with large patient population, such as MDD, other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2030.

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

Results of Operations

For the Three Months Ended March 31, 2020 versus March 31, 2019

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019	Increase (Decrease)
Operating Expenses
General and administrative	$5,466,654	$1,426,056	$4,040,598
Research and development	4,507,784	1,275,948	3,231,836
Total	$9,974,438	2,702,004	7,272,434

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2020 was approximately $5,466,700 compared to $1,426,100 for the three months ended March 31, 2019, an increase of approximately $4,040,000. The increase resulted from an increase in compensation costs of $948,600; an increase in stock-based compensation costs of $2,934,400; an increase in other G&A expenses of $209,400 that pertained primarily to investor relations; an increase in professional service fees of $193,500; and an increase in patent legal fees of $27,000. These increases were partially offset by a decrease in litigation fees of $272,300.

Research and Development Expense

Research and development expense for the three months ended March 31, 2020 was approximately $4,507,800 compared to $1,276,000 for the three months ended March 31, 2019, an increase of approximately $3,231,800. The increase was driven by an increase in study costs of $866,700, of which the majority pertained to completion of our Phase 2 study and manufacturing costs, as well as an increase in compensation costs of $2,365,100, which included the approximately $1,500,000 of stock based compensation expense related to the separation agreement with Ottavio Vitolo.

Other Income (Expense)

Interest / investment income was approximately $407,600 and $15,900 for the three months ended March 31, 2020 and 2019, respectively. Unrealized loss on short-term investments was approximately $934,900 for the three months ended March 31, 2020. There was no unrealized gain or loss at March 31, 2019. Realized loss on short-term investments was approximately $171,600 for the three months ended March 31, 2020. There was no realized gain or loss at March 31, 2019.

Net Loss

The net loss for the Company for the three months ended March 31, 2020 and 2019 was approximately $10,673,300 and $2,686,100 respectively. The Company had loss per share of basic and diluted $0.72 and $0.36 for the three months ended March 31, 2020 and 2019, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2020 and 2019, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $3,424,763 for the quarter ended March 31, 2020 and has an accumulated deficit of $130,532,225 from inception through March 31, 2020.

Relmada has funded its past operations through equity raises and most recently in 2019 Relmada raised net proceeds from the sale of common stock of $109,447,482 and $4,447,038 through the exercise of warrants. The Company also raised an additional $3,115,193 during the three months ended March 31, 2020 from the exercise of options and warrants.

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for the at least 12 months from the issuance of the accompanying consolidated quarterly financial statements. Since March 31, 2020 and to date, the Company has received approximately $1,516,400 in warrant and option exercises, which resulted in the Company having approximately $115,378,100 million in cash, cash equivalents and short term investments at May 13, 2020. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the issuance of these consolidated quarterly financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash used in operating activities	$(3,424,763)	$(2,011,929)
Cash used in investing activities	(23,632,215)	-
Cash provided by financing activities	3,004,946	1,639,031
Net decrease in cash and cash equivalents	$(24,052,032)	$(372,898)

For the three months ended March 31, 2020, cash used in operating activities was $3,424,763 primarily due to the net loss of $10,673,316, offset by prepaid expense of $177,855, accounts payable of $580,153, unrealized loss of $934,919, realized loss of $171,611, accrued expenses of $333,432, and non-cash stock compensation charges of $5,039,362.

For the three months ended March 31, 2019, cash used in operating activities was $2,011,929 primarily due to the loss from operations for the three months ended March 31, 2019 of $2,686,065 off set by accounts payable of $721,220, prepaid expense of $329,872, and non-cash stock compensation expense of $394,692, offset by accrued expenses of 369,598 and shares relinquished in litigation of $394,410.

For the three months ended March 31, 2020, cash used in investing activities was $23,632,215 related to the purchase and sale of short-term investments. For the three months ended March 31, 2019, no cash was used in investing activities.

Net cash provided by financing activities for the three months ended March 31, 2020 was $3,004,946 due to proceeds from options exercised for common stock of $73,020 and proceeds from warrants exercised for common stock of $3,042,173, partially offset by payments of notes payable of 110,247. Net cash provided by financing activities for the three months ended March 31, 2019 was $1,639,031 primarily due to proceeds from the issuance of common stock of $1,725,000 partially offset by payments of notes payable of $85,969.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2020 and December 31, 2019, we were not involved in any SPE transactions.

Commitments and Contingencies

Please refer to Note 12 in our Annual Report on Form 10-KT for the six months ended December 31, 2019 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-KT for the six months ended December 31, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

●	Research and development expenses, and

●	Stock-based compensation expenses

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

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-KT for the six months ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effects of COVID-19

The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-KT for the year ended December 31, 2019, which include more detailed risk factors related to COVID-19.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 15, 2020, the Company entered into an Open Market Sale AgreementSM (the “Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $75,000,000 (the “Shares”).

The Company is not obligated to sell any Shares under the Agreement. Subject to the terms and conditions of the Agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company, subject to certain limitations. Under the Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions, sales made directly on the Nasdaq Capital Market or sales made into any other existing trading market of the Company’s common stock.

Shares sold under the Agreement will be issued pursuant to the shelf registration statement on Form S-3 (File No. 333-234262) (the “Registration Statement”), filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on October 18, 2019, which was declared effective on October 31, 2019. The Company will file a prospectus supplement with the SEC on May 15, 2020 in connection with the offer and sale of the Shares pursuant to the Agreement.

The Company will pay Jefferies a commission of up to 3.0% of the gross proceeds from each sale of Shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. The Agreement will terminate as set forth in the Agreement.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Sichenzia Ross, counsel to the Company, has issued a legal opinion relating to the validity of the Shares being offered pursuant to the Agreement. A copy of such legal opinion, including the consent included therein, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any Shares under the Agreement nor shall there be any sale of such Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6.	EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

5.1	Opinion of Sichenzia Ross Ference LLP	Filed herewith

10.1	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 10, 2020.

10.2	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 10, 2020.

10.3	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 10, 2020.

10.4	Amendment No. 5 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2020

10.5	Employment Agreement, dated March 7, 2020, by and between Thomas Wessel and Relmada Therapeutics, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 12, 2020.

10.6	Severance and Separation Agreement, dated April 1, 2020, by and between Ottavio Vitolo and Relmada Therapeutics, Inc.	Filed herewith

10.7	Open Market Sale AgreementSM dated as of May 15, 2020 by and between Relmada Therapuetics, Inc. and Jefferies LLC.	Filed herewith

23.1	Consent of Sichenzia Ross Ference LLP (contained in Exhibit 5.1).	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)