Form 10-Q
period 2020-06-30
RELMADA THERAPEUTICS, INC.
filed 2020-08-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	RLMD	The NASDAQ Global Select Market

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

As of August 5, 2020, there were 16,023,946 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$13,824,258	$36,278,519
Short-term investments	120,263,581	80,164,823
Lease payments receivable – short term	76,208	73,091
Prepaid expenses	240,534	423,863
Total current assets	134,404,581	116,940,296
Fixed assets, net of accumulated depreciation	2,935	5,010
Other assets	25,000	25,000
Lease payments receivable – long term	126,935	165,834
Total assets	$134,559,451	$117,136,140

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$965,169	$522,663
Accrued expenses	1,360,933	824,936
Notes payable	-	110,247
Total current liabilities	2,326,102	1,457,846

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,851,853 and 14,457,013 shares issued and outstanding, respectively	15,852	14,457
Additional paid-in capital	273,868,163	235,522,746
Accumulated deficit	(141,650,666)	(119,858,909)
Total stockholders’ equity	132,233,349	115,678,294
Total liabilities and stockholders’ equity	$134,559,451	$117,136,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$5,323,953	$3,069,899	$9,831,737	$4,345,847
General and administrative	7,433,249	1,065,803	12,899,903	2,491,859
Total operating expenses	12,757,202	4,135,702	22,731,640	6,837,706

Loss from operations	(12,757,202)	(4,135,702)	(22,731,640)	(6,837,706)

Other (expenses) income:
Interest/investment income, net	404,004	13,110	811,657	29,049
Realized gain (loss) on short-term investments	12,810	-	(158,801)	-
Unrealized gain on short-term investments	1,221,947	-	287,027	-

Total other (expenses) income	1,638,761	13,110	939,883	29,049

Net loss	$(11,118,441)	$(4,122,592)	$(21,791,757)	$(6,808,657)

Loss per common share – basic and diluted	$(0.73)	$(0.50)	$(1.45)	$(0.86)

Weighted average number of common shares outstanding – basic and diluted	15,323,051	8,251,253	15,030,641	7,882,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock based compensation			5,039,362	-	5,039,362
Warrant exercised for cash	447,107	447	3,041,726	-	3,042,173
Cashless warrant exercise	34,114	34	(34)	-	-
Options exercised	2,434	3	73,017	-	73,020
Net loss	-	-	-	(10,673,316)	(10,673,316)
Balance - March 31, 2020	14,940,668	14,941	243,676,817	(130,532,225)	113,159,533
Stock based compensation			7,302,513	-	7,302,513
Warrant exercised for cash	368,364	368	2,576,735	-	2,577,103
Cashless warrant exercise	1,840	2	(2)	-	-
Options exercised	113,281	113	457,510	-	457,623
ATM offering, net of offering costs	427,700	428	19,854,590		19,855,018
Net loss	-	-	-	(11,118,441)	(11,118,441)
Balance - June 30, 2020	15,851,853	$15,852	$273,868,163	$(141,650,666)	$132,233,349

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2018	7,441,053	$7,441	$106,280,950	$(104,853,710)	$1,434,681
Stock-based compensation expense			394,692	-	394,692
Equity units issued for Cash	379,960	379	1,724,621	-	1,725,000
Shares relinquished	(75,848)	(75)	(394,335)	-	(394,410)
Net loss	-	-	-	(2,686,065)	(2,686,065)
Balance - March 31, 2019	7,745,165	7,745	108,005,928	(107,539,775)	473,898
Stock-based compensation expense			403,459	-	403,459
Equity units issued for Cash	1,974,487	1,974	10,856,576	-	10,858,550
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred stock warrant holder	24,991	25	(25)		-
Net loss	-	-	-	(4,122,592)	(4,122,592)
Balance - June 30, 2019	9,744,643	$9,744	$119,265,938	$(111,662,367)	$7,613,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(21,791,757)	$(6,808,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,075	2,163
Stock-based compensation	12,341,875	798,151
Fair value of shares relinquished in litigation	-	(394,410)
Realized loss on short-term investments	158,801	-
Unrealized gain on short-term investments	(287,027)	-
Change in operating assets and liabilities:
Other receivable	-	(176,980)
Other assets	-	(6,092)
Lease payment receivable	35,782	32,916
Prepaid expenses	183,329	381,124
Accounts payable	442,506	565,468
Accrued expenses	535,997	(72,692)
Net cash used in operating activities	(8,378,419)	(5,679,009)

Cash flows from investing activities
Purchase of short-term investments	(62,364,176)	-
Sale of short-term investments	22,393,644	-
Net cash used in investing activities	(39,970,532)	-

Cash flows from financing activities
Principal payments of notes payable	(110,247)	(114,738)
Proceeds from issuance of common stock	19,855,018	12,583,550
Proceeds from options exercised for common stock	530,643	-
Proceeds from warrants exercised for common stock	5,619,276	-
Net cash provided by financing activities	25,894,690	12,468,812
Net (decrease)/increase in cash and cash equivalents	(22,454,261)	6,789,803
Cash and cash equivalents at beginning of the period	36,278,519	2,426,751

Cash and cash equivalents at end of the period	$13,824,258	$9,216,554

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$954	$4,424

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$36	$25
Notes payable issued in connection with directors and officers insurance policies	-	364,204

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

On October 7, 2019, our application to list our common stock on the NASDAQ Capital Market was approved. On October 10, 2019, our common stock began trading on Nasdaq under our existing symbol, “RLMD.” On July 14, 2020, our common stock was uplisted to The Nasdaq Global Select Market and continues to trade under the symbol “RLMD”.

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

On September 26, 2019, the Company’s Board of Directors approved a 1-for-4 reverse split of the Common Stock, which was effective on the OTC Markets on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and the Company’s authorized share of common stock were reduced from 200,000,000 to 50,000,000 shares. All share and per share amounts have been retroactively restated to reflect this reverse stock split.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $8,378,419 for the six months ended June 30, 2020 and has an accumulated deficit of $141,650,666 from inception through June 30, 2020. At June 30, 2020 the Company had cash and short term investments of approximately $134,087,800.

Relmada has funded its past operations through equity raises and most recently in 2020 raised net proceeds from the sale of common stock of $19,855,018 through our ATM offering and $5,619,276 through the exercise of warrants. The Company also raised an additional $530,643 during the six months ended June 30, 2020 from the exercises of options.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least 12 months from the issuance of these unaudited consolidated quarterly financial statements. Since June 30, 2020 and to date, the Company has received approximately $1,230,000 in warrant exercises, which resulted in the Company having approximately $131,549,600 million in cash, cash equivalents, and short term investments at August 5, 2020. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the issuance of these unaudited consolidated quarterly financial statements. Regardless of the results of any ongoing clinical trial, the Company has control over its expenditures and has the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

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

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). The Company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments, for the six months ended December 31, 2019 which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

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

The Company’s short-term investment instruments of $120,263,581 at June 30, 2020 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations under other income. The Company recorded an unrealized gain of $287,027 included in other income for the six months ended June 30, 2020.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2020 and December 31, 2019, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2020 and December 31, 2019. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2017 forward.

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

Loss per Common Share

Basic loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options and warrants to purchase common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the six months ended June 30, 2020 and 2019, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Six months ended
	June 30, 2020	June 30, 2019
Stock options	4,134,575	1,473,314
Common stock warrants	2,905,369	4,429,982
Total	7,039,944	5,903,296

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements, primarily associated with Level 3 fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2019. Early adoption is permitted upon issuance of the standard disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company adopted this standard effective January 1, 2020 and the standard did not have a significant impact on the Company’s financial statements.

In November 2018, FASB issued ASU 2018-18 – Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020 and the standard did not have a significant impact on the Company’s financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2020	December 31, 2019
Insurance	$20,600	$223,600
Research and Development	163,700	139,200
Legal	11,000	11,000
Other	45,200	50,100
Total	$240,500	$423,900

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	June 30, 2020	December 31, 2019
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(13,800)	(11,700)
Fixed Assets		$2,900	$5,000

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2020	December 31, 2019
Research and development	$329,900	$134,500
Professional fees	139,100	172,900
Accrued bonus	593,400	50,000
Accrued vacation	232,600	124,600
Legal settlement	-	250,000
Other	65,900	92,900
Total	$1,360,900	$824,900

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE

In June 2019, the Company entered into a note for approximately $364,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 3.09% per annum. The note matured on April 9, 2020.

At June 30, 2020 and December 31, 2019, the note payable outstanding balances were approximately $0 and $110,200, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On September 26, 2019, the Company’s Board of Directors approved a 1-for-4 reverse split of the Common Stock, which was effective on the OTC Markets on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and the Company’s authorized share of common stock were reduced from 200,000,000 to 50,000,000 shares. All share and per share amounts have been retroactively restated to reflect this reverse stock split.

Common Stock

During the six months ended June 30, 2020, the Company issued 35,954 shares of common stock for cashless exercise of 49,196 warrants. The Company also issued 815,471 shares of common stock for cash exercises of warrants for proceeds of $5,619,276.

During the six months ended June 30, 2020, the Company issued 115,715 shares of common stock for the exercise of options for proceeds of $530,643.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000 . The Company is not obligated to sell any shares under the agreement. During the six months ended June 30, 2020 the Company issued 427,700 shares of common stock for net cash proceeds of $19,900,000 million under the agreement.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2020, 1,018,367 shares were available for future grants under the Plan.

As of June 30, 2020, no stock appreciation rights have been issued.

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

On April 21, 2020, the Company awarded a total of 100,000 options to an employee with exercise price of $33.29 and a 10-year term vesting over a 4-year period. The options have an aggregate fair value of $2.7 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.41% (2) expected life of 6.25 years, (3) expected volatility of 108%, and (4) zero expected dividends.

On May 20, 2020, the Company awarded a total of 150,000 options to an employee with exercise price of $45.25 and a 10-year term vesting over a 4-year period. The options have an aggregate fair value of $5.6 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.44% (2) expected life of 6.25 years, (3) expected volatility of 107%, and (4) zero expected dividends

At June 30, 2020, the Company has unrecognized stock-based compensation expense of approximately $69,788,000 related to unvested stock options over the weighted average remaining service period of 3.5 years.

During the six months ended June 30, 2020, the Company recognized additional compensation expense of approximately $1.5 million related to acceleration of vesting and a nominal amount related to the modification of certain options in connection with the separation and settlement agreement with Dr. Ottavio Vitolo (see note 8).

Options

A summary of the changes in options during the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2019	3,615,602	$19.96	9.2	$74,837,043
Granted	850,000	$39.60	9.76	$4,751,500
Exercised	(115,715)	$4.59	-	$-
Forfeited	(215,312)	$21.58	-	$-
Outstanding and expected to vest at June 30, 2020	4,134,575	$24.35	8.9	$84,841,303
Options exercisable at June 30, 2020	914,103	$11.82	7.78	$30,202,021

Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2019	3,646,872	$6.83
Granted	122,000	31.69
Exercised	(855,365)	7.23
Forfeited	(8,138)	16.00
Outstanding and vested at June 30, 2020	2,905,369	$7.79

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

On April 1, 2020, the Company granted 120,000 warrants to consultants with exercise price of $31.59, a 5-year term and immediate vesting. The warrants have an aggregated fair value of $2.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.26% (2) expected life of 2.5 years, (3) expected volatility of 118%, and (4) zero expected dividends.

On April 27, 2020, the Company granted 2,000 warrants to a consultant with exercise price of $37.67, a 5-year term and immediate vesting. The warrants have an aggregated fair value of $48 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.27% (2) expected life of 2.5 years, (3) expected volatility of 116%, and (4) zero expected dividends.

At June 30, 2020 the Company had approximately $103,000 of unrecognized compensation expense related to outstanding warrants.

At June 30, 2020 and December 31, 2019, the aggregate intrinsic value of warrants vested and outstanding was approximately $106,423,000 and $115,731,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the six months ended June 30, 2020 and 2019 (rounded to nearest $00):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Research and development	$3,122,500	$186,400
General and administrative	9,219,400	611,800
Total	$12,341,900	$798,200

NOTE 8 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Vitolo entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Vitolo severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan will continue to vest until September 6, 2020. Dr. Vitolo shall have until March 6, 2021 to exercise his vested options and he shall be allowed to use a cashless exercise provision to exercise his vested options. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued and unpaid salary, vacation time and attorney’s fees totaling approximately $45,000.

On March 9, 2020, the Company appointed Dr. Thomas Wessel as the Company’s Executive Vice President, Head of Research and Development.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of July 2020, no discussions are active between the Company and Wonpung.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2020, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

The Company’s corporate headquarters are located at 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement for a period of one year. As the Company’s leases consist of one lease for their corporate headquarters, which is for a period of 12 months or less. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. The monthly rent is approximately $13,800. For the six months ended June 30, 2020 and 2019, the Company recognized lease expense of approximately $83,000 and $46,800, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the six months ended June 30, 2020 and 2019, the Company recognized lease income of approximately $9,400 and $12,300, respectively. As of June 30, 2020, the balance of unearned interest income was approximately $22,700.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$82,800	$82,800	$-	$-	$-
Total obligations	$82,800	$82,800	$-	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2020, 172,093 outstanding warrants were exercised for total cash proceeds of approximately $1,230,000. These warrant exercises include 481 shares issued with a cashless exercise.

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment based claims. The Company intends to defend the lawsuit vigorously and does not expect that the lawsuit will have a material effect on its financial position.

On July 22, 2020, the Company awarded a total of 100,000 options to two new employees with an exercise price of $41.70 and a 10-year term vesting over a 4-year period.

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

Business Overview

Relmada Therapeutics, Inc. (Relmada or the Company, we or us) (a Nevada corporation), is a clinical-stage biotechnology company focused on the development of REL-1017 (d-methadone dextromethadone), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

NMDA receptors are present in many parts of the central nervous system and play important roles in regulating neuronal activity. We believe that dextromethadone acting as an NMDA receptor antagonist can have potential applications in a number of disease indications which mitigates risk and offers significant upside.

On October 7, 2019, our application to list its common stock on the NASDAQ Capital Market was approved. On October 10, 2019, the Company’s common stock began trading on NASDAQ under the existing symbol, “RLMD”. On July 14, 2020, our common stock was uplisted to The Nasdaq Global Select Market and continues to trade under the symbol “RLMD.”

On December 19, 2019, the Board of Directors of the Company approved a change to its end of fiscal year from June 30 to December 31. The change in fiscal year became effective for the Company’s 2020 fiscal year, which began on January 1, 2020 and will end December 31, 2020.

Our lead product candidate, d-methadone, is an NCE being developed as a rapidly acting, sustained effect oral agent for the treatment of depression and other potential indications. We have previously completed Phase 1 single and multiple ascending dose studies and on October 15, 2019 we reported top-line data from study REL-1017-202. This was a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two oral doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with major depressive disorder (MDD), who experienced an inadequate response to 1 to 3 treatments with an antidepressant medications.

In the REL-1017-202 study, 62 subjects, average age 49.2 years, with an average Hamilton Depression Rating Scale score of 25.3 and an average Montgomery-Asberg Depression Rating Scale (MADRS) score of 34.0 (severe depression), were randomized. Demographic characteristics were balanced across all arms. After an initial screening period, subjects were randomized to one of three arms: placebo, REL-1017 25 mg or REL-1017 50 mg, in addition to stable background antidepressant therapy. Subjects in the REL-1017 treatment arms received one loading dose of either 75 mg (25 mg arm) or 100 mg (50 mg arm) of REL-1017. Subjects were treated as inpatients for 7 days and discharged home at Day 9. They returned for follow-up visits at Day 14 and Day 21. Efficacy was measured on Days 2, 4 and 7 in the dosing period and on Day 14, one week after treatment discontinuation. 61 subjects received all treatment doses and were included in the per-protocol population (PPP) treatment analysis; 57 subjects completed all visits. All 62 randomized subjects were part of the intention-to-treat (ITT) analysis. No differences were observed between the ITT and PPP analyses and results.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $21,791,757 for the six months ended June 30, 2020. At June 30, 2020, we have an accumulated deficit of $141,650,666.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of CNS markets and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of CNS diseases. We have assembled a management team along with both scientific and business advisors, including recognized experts in the fields of depression, with significant industry and regulatory experience to lead and execute the development and commercialization of REL-1017.

We plan to further develop REL-1017 as our priority program. As the drug d-methadone is an NCE, the regulatory pathway required to support and NDA submission will consist of conducting a full clinical development program. We plan to also generate intellectual property (IP) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, if pursed and upon potential NDA approval, would carry 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman plus pediatric exclusivity) and up to 10 years of in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 completed Phase 2 trial for the adjunctive treatment of MDD.

●	Potential in multiple indications in underserved markets with large patient population, such as MDD, other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2030.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Reverse Stock Split

On September 26, 2019, our Board of Directors approved a 1-for-4 reverse split of our common stock, which was effective on the OTC Markets on September 30, 2019. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock were converted into 1 share of issued and outstanding common stock, with all fractional shares rounded up to the nearest whole share, and our authorized shares of common stock were reduced from 200,000,000 to 50,000,000 shares.    All share and per share amounts herein have been retroactively restated to reflect this reverse stock split.

Results of Operations

For the Three Months Ended June 30, 2020 versus June 30, 2019

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)
Operating Expenses
Research and development	$5,323,953	$3,069,899	$2,254,054
General and administrative	7,433,249	1,065,803	6,367,446
Total	$12,757,202	$4,135,702	$8,621,500

Research and Development Expense

Research and development expense for the three months ended June 30, 2020 was approximately $ 5,323,900 compared to $ 3,069,900 for the three months ended June 30, 2019, an increase of approximately $ 2,254,000. The increase was driven by an increase in study costs of $431,900, of which the majority pertained to completion of our Phase 2 study and manufacturing costs, as well as an increase in compensation costs of $1,822,200 as a result of hiring 4 additional research and development employees and the related options granted to them.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2020 was approximately $7,433,200 compared to $1,065,800 for the three months ended June 30, 2019, an increase of approximately $6,367,400. The increase resulted from an increase in compensation costs of $484,700 as a result of hiring an additional employee; an increase in stock-based compensation costs of $5,673,200 primarily related to warrant expenses from consultants of approximately $2,500,000; a net increase in other G&A expenses of $209,500 that pertained primarily to investor relations.

Other Income (Expense)

Interest / investment income was approximately $404,000 and $13,100 for the three months ended June 30, 2020 and 2019, respectively. Unrealized gain on short-term investments was approximately $1,221,900 for the three months ended June 30, 2020. Realized gain on short-term investments was approximately $12,800 for the three months ended June 30, 2020. All investments were classified as cash equivalents at June 30, 2019. There was no unrealized gain or loss or realized gain or loss at June 30, 2019.

Net Loss

The net loss for the Company for the three months ended June 30, 2020 and 2019 was approximately $11,118,400 and $4,122,600, respectively. The Company had loss per share of basic and diluted $0.73 and $0.50 for the three months ended June 30, 2020 and 2019, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended June 30, 2020 and 2019, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2020 versus June 30, 2019

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)
Operating Expenses
Research and development	$9,831,737	$4,345,847	$5,485,890
General and administrative	12,899,903	2,491,859	10,408,044
Total	$22,731,640	$6,837,706	$15,893,934

Research and Development Expense

Research and development expense for the six months ended June 30, 2020 was approximately $9,831,700 compared to $4,345,800 for the six months ended June 30, 2019, an increase of approximately $5,485,900. The increase was driven by an increase in study costs of $1,298,700, of which the majority pertained to completion of our Phase 2 study and manufacturing costs, as well as an increase in compensation costs of $4,187,200 which included the approximately $2,936,100 of stock based compensation expense primarily related to the separation agreement with Ottavio Vitolo, the remaining increase was a result of hiring 4 additional research and development employees and the related options granted to them.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2020 was approximately $12,899,900 compared to $2,491,900 for the six months ended June 30, 2019, an increase of approximately $10,408,000. The increase resulted from an increase in compensation costs of $1,442,100, as a result of hiring additional employees and their related bonuses; an increase in stock-based compensation costs of $8,607,600 related to warrant expenses from consultants of approximately $2,500,000; a net increase in other G&A expenses of $358,300 that pertained primarily to investor relations and professional fees.

Other Income (Expense)

Interest / investment income was approximately $811,700 and $29,000 for the six months ended June 30, 2020 and 2019, respectively. Unrealized gain on short-term investments was approximately $287,000 for the six months ended June 30, 2020. Realized loss on short-term investments was approximately $158,800 for the six months ended June 30, 2020. All investments were classified as cash equivalents at June 30, 2019. There was no unrealized gain or loss or realized gain or loss at June 30, 2019.

Net Loss

The net loss for the Company for the six months ended June 30, 2020 and 2019 was approximately $21,791,800 and $6,808,700 respectively. The Company had loss per share of basic and diluted $1.45 and $0.86 for the six months ended June 30, 2020 and 2019, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2020 and 2019, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of approximately $8,378,400 for the six months ended June 30, 2020 and has an accumulated deficit of approximately $141,650,700 from inception through June 30, 2020. At June 30, 2020 the Company had cash and short term investments of approximately $134,087,800.

Relmada has funded its past operations through equity raises and most recently in 2020 raised net proceeds from the sale of common stock of $19,855,018 through our ATM offering and $5,619,276 through the exercise of warrants. The Company also raised an additional $530,643 during the six months ended June 30, 2020 from the exercises of options.

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for the at least 12 months from the issuance of the accompanying consolidated quarterly financial statements. Since June 30, 2020 and to date, the Company has received approximately $1,230,000 in warrant exercises, which resulted in the Company having approximately $131,549,600 million in cash, cash equivalents and short term investments at August 5, 2020. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the issuance of these consolidated quarterly financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash used in operating activities	$(8,378,419)	$(5,679,009)
Cash used in investing activities	(39,970,532)	-
Cash provided by financing activities	25,894,690	12,468,812
Net decrease in cash and cash equivalents	$(22,454,261)	$6,789,803

For the six months ended June 30, 2020, cash used in operating activities was $8,378,419 primarily due to the net loss of $21,791,757, offset by non-cash stock compensation charges of $12,341,875, prepaid expense of $183,329, accounts payable of $442,506, unrealized gain of $287,027, realized loss of $158,801, and accrued expenses of $535,997.

For the six months ended June 30, 2019, cash used in operating activities was $5,679,009 primarily due to the loss from operations for the six months ended June 30, 2019 of $6,808,657 off set by accounts payable of $565,469 prepaid expense of $381,124, and non-cash stock compensation expense of $798,151, offset by accrued expenses of $72,692 and shares relinquished in litigation of $394,410.

For the six months ended June 30, 2020, cash used in investing activities was $39,970,532 related to the net purchase and sale of short-term investments. For the six months ended June 30, 2020, no cash was used in investing activities.

Net cash provided by financing activities for the six months ended June 30, 2020 was $25,894,690 due to proceeds from options exercised for common stock of $530,643, proceeds from warrants exercised for common stock of $5,619,276, and sales of common stock of $19,855,018, partially offset by payments of notes payable of $110,247. Net cash provided by financing activities for the six months ended June 30, 2019 was $12,468,812 primarily due to proceeds from the sale of common stock of $12,583,550 partially offset by payments of notes payable of $114,738.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2020 and December 31, 2019, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2020 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-KT for the period ended December 31, 2019, which include more detailed risk factors related to COVID-19.

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

Date: August 12, 2020	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)