Form 10-Q
period 2020-09-30
RELMADA THERAPEUTICS, INC.
filed 2020-11-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, there were 16,241,526 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of
	September 30, 2020 (Unaudited)	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,544,728	$36,278,519
Short-term investments	115,593,750	80,164,823
Lease payments receivable – short term	77,815	73,091
Prepaid expenses	2,249,199	423,863
Total current assets	125,465,492	116,940,296
Fixed assets, net of accumulated depreciation	2,081	5,010
Other assets	25,000	25,000
Lease payments receivable – long term	106,868	165,834
Total assets	$125,599,441	$117,136,140

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$728,633	$522,663
Accrued expenses	2,660,824	824,936
Note payable	-	110,247
Total current liabilities	3,389,457	1,457,846

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,189,258 and 14,457,013 shares issued and outstanding, respectively	16,189	14,457
Additional paid-in capital	280,746,968	235,522,746
Accumulated deficit	(158,553,173)	(119,858,909)
Total stockholders’ equity	122,209,984	115,678,294
Total liabilities and stockholders’ equity	$125,599,441	$117,136,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$11,237,186	$1,887,367	$21,068,923	$6,233,214
General and administrative	5,946,396	1,820,043	18,846,299	4,311,902
Total operating expenses	17,183,582	3,707,410	39,915,222	10,545,116

Loss from operations	(17,183,582)	(3,707,410)	(39,915,222)	(10,545,116)

Other (expenses) income:
Interest/investment income, net	363,300	37,916	1,174,957	66,965
Realized loss on short-term investments	(86,171)	-	(244,972)	-
Unrealized gain on short-term investments	3,946	-	290,973	-

Total other (expenses) income	281,075	37,916	1,220,958	66,965

Net loss	$(16,902,507)	$(3,669,494)	$(38,694,264)	$(10,478,151)

Loss per common share – basic and diluted	$(1.05)	$(0.38)	$(2.52)	$(1.23)

Weighted average number of common shares outstanding – basic and diluted	16,044,670	9,761,188	15,371,118	8,515,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock based compensation	-	-	5,039,362	-	5,039,362
Warrant exercised for cash	447,107	447	3,041,726	-	3,042,173
Cashless warrant exercise	34,114	34	(34)	-	-
Options exercised	2,434	3	73,017	-	73,020
Net loss	-	-	-	(10,673,316)	(10,673,316)
Balance - March 31, 2020	14,940,668	$14,941	$243,676,817	$(130,532,225)	$113,159,533
Stock based compensation	-	-	7,302,513	-	7,302,513
Warrant exercised for cash	368,364	368	2,576,735	-	2,577,103
Cashless warrant exercise	1,840	2	(2)	-	-
Options exercised	113,281	113	457,510	-	457,623
Equity offering, net	427,700	428	19,854,590	-	19,855,018
Net loss	-	-	-	(11,118,441)	(11,118,441)
Balance - June 30, 2020	15,851,853	$15,852	$273,868,163	$(141,650,666)	$132,233,349
Stock based compensation	-	-	5,244,658	-	5,244,658
Warrant exercised for cash	214,899	215	1,566,815	-	1,567,030
Cashless warrant exercise	6,521	7	(7)	-	-
Options exercised	25,781	25	105,850	-	105,875
Cashless option exercised	90,204	90	(90)	-	-
Equity offering costs	-	-	(38,421)	-	(38,421)
Net loss	-	-	-	(16,902,507)	(16,902,507)
Balance - September 30, 2020	16,189,258	$16,189	$280,746,968	$(158,553,173)	$122,209,984

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2018	7,441,053	$7,441	$106,280,950	$(104,853,710)	$1,434,681
Stock-based compensation expense	-	-	394,692	-	394,692
Equity units issued for Cash	379,960	379	1,724,621	-	1,725,000
Shares relinquished	(75,848)	(75)	(394,335)	-	(394,410)
Net loss	-	-	-	(2,686,065)	(2,686,065)
Balance - March 31, 2019	7,745,165	$7,745	$108,005,928	$(107,539,775)	$473,898

Stock-based compensation expense	-	-	403,459	-	403,459
Equity units issued for Cash	1,974,487	1,974	10,856,576	-	10,858,550
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred stock warrant holder	24,991	25	(25)	-	-
Net loss	-	-	-	(4,122,592)	(4,122,592)
Balance - June 30, 2019	9,744,643	$9,744	$119,265,938	$(111,662,367)	$7,613,315
Stock-based compensation expense	-	-	757,716	-	757,716
Purchase of common stock	117,965	118	825,631	-	825,749
Warrants exercised	75,000	75	449,925		450,000
Net loss	-	-	-	(3,669,494)	(3,669,494)
Balance - September 30, 2019	9,937,608	$9,937	$121,299,210	$(115,331,861)	$5,977,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(38,694,264)	$(10,478,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,929	3,263
Stock-based compensation	17,586,533	1,555,867
Fair value of shares relinquished in litigation	-	(394,410)
Realized loss on short-term investments	244,972	-
Unrealized gain on short-term investments	(290,973)	-
Change in operating assets and liabilities:
Other assets	-	(6,092)
Lease payment receivable	54,242	49,896
Prepaid expenses	(1,825,336)	524,967
Accounts payable	205,970	907,657
Accrued expenses	1,835,888	(376,157)
Net cash used in operating activities	(20,880,039)	(8,213,160)

Cash flows from investing activities
Purchase of short-term investments	(88,763,192)	-
Sale of short-term investments	53,380,266	-
Net cash used in investing activities	(35,382,926)	-

Cash flows from financing activities
Principal payments of notes payable	(110,247)	(223,017)
Proceeds from issuance of common stock - net	19,816,597	13,409,299
Proceeds from options exercised for common stock	636,518	-
Proceeds from warrants exercised for common stock	7,186,306	450,000
Net cash provided by financing activities	27,529,174	13,636,282
Net (decrease)/increase in cash and cash equivalents	(28,733,791)	5,423,122
Cash and cash equivalents at beginning of the period	36,278,519	2,426,751

Cash and cash equivalents at end of the period	$7,544,728	7,849,873

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,415	$6,959

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$43	$25
Cashless exercise of options for common stock	$90	$-
Notes payable issued in connection with directors and officers insurance policies	$-	$364,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (Relmada or the Company, we or us) (a Nevada corporation), is a clinical-stage biotechnology company focused on the development of REL-1017 (d-methadone, dextromethadone), an N-methyl-D-aspartate (NMDA) receptor antagonist. d-methadone is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $20.9 million for the nine months ended September 30, 2020 and has an accumulated deficit of $158.6 million from inception through September 30, 2020. At September 30, 2020 the Company had cash and short term investments of $123.1 million.

Relmada has funded its past operations through equity raises and most recently in 2020 raised net proceeds from the sale of common stock of $19,816,597 and $7,186,306 through the exercise of warrants. The Company also raised an additional $636,518 during the nine months ended September 30, 2020 from the exercises of options.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that due to the recent equity raises completed and exercises of outstanding options and warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least 12 months from the issuance of these unaudited consolidated quarterly financial statements.

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

Leases

The Company recognizes its leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s lease consists of an operating lease for office space. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

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

The Company’s short-term investment instruments of $115,593,750 at September 30, 2020 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations under other income. The Company recorded an unrealized gain of $290,973 included in other income for the nine months ended September 30, 2020.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2020 and December 31, 2019, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2020 and December 31, 2019. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2017 forward.

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

For the nine months ended September 30, 2020 and 2019, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2020	September 30, 2019
Stock options	4,110,425	2,373,314
Common stock warrants	2,674,265	4,308,762
Total	6,784,690	6,682,076

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements, primarily associated with Level 3 fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company adopted this standard effective January 1, 2020 and the standard did not have a significant impact on the Company’s financial statements.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2020	December 31, 2019
Insurance	$839,400	$223,600
Research and Development	1,373,500	139,200
Legal	11,000	11,000
Other	25,300	50,100
Total	$2,249,200	$423,900

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	September 30, 2020	December 31, 2019
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(14,600)	(11,700)
Fixed Assets		$2,100	$5,000

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2020	December 31, 2019
Research and development	$1,111,600	$134,500
Professional fees	213,600	172,900
Accrued bonus	952,300	50,000
Accrued vacation	312,900	124,600
Legal settlement	-	250,000
Other	70,400	92,900
Total	$2,660,800	$824,900

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 - NOTE PAYABLE

In June 2019, the Company entered into a note for approximately $364,200 in conjunction with a renewal of its director and officer insurance policy. The interest rate was 3.09% per annum. The note matured on April 9, 2020.

At September 30, 2020 and December 31, 2019, the note payable outstanding balances were approximately $0 and $110,200, respectively.

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

Common Stock

During the nine months ended September 30, 2020, the Company issued shares of common stock for cashless exercise of warrants. The Company also issued shares of common stock for cash exercises of warrants for proceeds of $7,186,306.

During the nine months ended September 30, 2020, the Company issued shares of common stock for cashless exercise of options. During the nine months ended September 30, 2020, the Company issued shares of common stock for the exercise of options for proceeds of $636,518.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000 . The Company is not obligated to sell any shares under the agreement. During the nine months ended September 30, 2020 the Company issued shares of common stock for net cash proceeds of $19,816,597 under the agreement.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2020, 1,042,520 shares were available for future grants under the Plan.

As of September 30, 2020, no stock appreciation rights have been issued.

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

The Company uses the simplified method for share-based compensation to estimate the expected term for equity awards for share-based compensation in its option-pricing model.

During the nine months ended September 30, 2020, the Company awarded a total of 950,000 options to employees with exercise price ranging from $28.00- $45.61 and a 10-year term vesting over 4-year period. The options have an aggregate fair value of $31.1 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.36%-0.83% (2) expected life of 6.25 years, (3) expected volatility of 106%-108%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2020, the Company has unrecognized stock-based compensation expense of approximately $67,964,000 related to unvested stock options over the weighted average remaining service period of 3.29 years.

During the nine months ended September 30, 2020, the Company recognized additional compensation expense of approximately $1,500,000 related to acceleration of vesting and a nominal amount related to the modification of certain options in connection with the separation and settlement agreement with Dr. Ottavio Vitolo (see note 8).

Options

A summary of the changes in options during the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2019	3,615,602	$19.96	9.2	$74,837,043
Granted	950,000	$39.82	9.54	$2,256,000
Exercised	(239,865)	$3.98	-	$-
Forfeited	(215,312)	$21.57	-	$-
Outstanding at September 30, 2020	4,110,425	$25.40	8.72	$61,858,297
Options exercisable at September 30, 2020	982,608	$13.87	7.77	$24,526,894

Warrants

A summary of the changes in outstanding warrants during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2019	3,646,872	$6.83
Granted	122,000	31.69
Exercised	(1,081,581)	7.34
Forfeited	(13,026)	16.00
Outstanding at September 30, 2020	2,674,265	$7.77
Warrants exercisable at September 30, 2020	2,646,141	$7.81

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

At September 30, 2020, the Company had approximately $90,400 of unrecognized compensation expense related to outstanding warrants.

At September 30, 2020 and December 31, 2019, the aggregate intrinsic value of warrants vested and outstanding was approximately $78,875,000 and $115,731,000, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2020 and 2019 (rounded to nearest $00):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Research and development	$4,635,300	$259,400
General and administrative	12,951,200	1,296,500
Total	$17,586,500	$1,555,900

NOTE 8 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Vitolo entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Vitolo severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until September 6, 2020. Dr. Vitolo shall have until March 6, 2021 to exercise his vested options and he shall be allowed to use a cashless exercise provision to exercise his vested options. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued and unpaid salary, vacation time and attorney’s fees totaling approximately $45,000.

On March 9, 2020, the Company appointed Dr. Thomas Wessel as the Company’s Executive Vice President, Head of Research and Development.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of November 12, 2020, no discussions are active between the Company and Wonpung.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2020, the Company has not generated any revenue related to this license agreement.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

The Company’s corporate headquarters are located at 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement for a period of one year. As the Company’s leases consist of one lease for their corporate headquarters, which is for a period of 12 months or less. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. The monthly rent is approximately $13,800. For the nine months ended September 30, 2020 and 2019, the Company recognized lease expense of approximately $124,400 and $70,300, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the nine months ended September 30, 2020 and 2019, the Company recognized lease income of approximately $13,500 and $17,900, respectively. As of September 30, 2020, the balance of unearned interest income was approximately $18,600.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$41,400	$41,400	$-	$-	$-
Total obligations	$41,400	$41,400	$-	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2020, 52,268 outstanding warrants were exercised for total cash proceeds of approximately $437,100.

On October 25, 2020, the Company awarded a total of 25,000 options to a new employee with an exercise price of $33.34 and a 10-year term vesting over a four year period.

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

NMDA receptors are present in many parts of the CNS and play important roles in regulating neuronal activity and promoting synaptic plasticity in brain areas important for mood, behavioral aspects and cognitive functions such as learning and memory. Based on these premises, d-methadone could show benefits in several different CNS indications.

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

Our lead product candidate, d-methadone, is an NCE in development as a rapidly acting, sustained effect oral agent for the treatment of depression and other potential indications. We have previously successfully completed Phase 1 single and multiple ascending dose studies with safety and tolerability supporting further development. On October 15, 2019 we reported top-line data from the proof of concept study REL-1017-202. This was a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two oral doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with major depressive disorder (MDD), who experienced an inadequate response to 1 to 3 treatments with an antidepressant medications.

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

Statistically significant improvements on the MADRS endpoint appeared on Day 4 in both REL-1017 dose groups and continued through Day 7 and Day 14, seven days after treatment discontinuation, with P values< 0.03 and large effect sizes (a measure of quantifying the difference between two groups), ranging from 0.7 to 1.0. Similar findings emerged from the CGI-S and CGI-I scales.

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

LS = Least Squares; d = Cohen’s effect size

The study also confirmed the favorable tolerability profile of REL-1017, which was observed in the Phase 1 studies. Subjects experienced only mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. The AEs observed in the Phase 2a clinical study were of the same nature as those observed in the Phase 1 clinical studies in d-methadone, and there was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

4Q20 – Start of first pivotal Phase III adjunctive MDD trial

1H21 – Start of second pivotal Phase III adjunctive MDD trial

1H21 – Start of Phase II monotherapy MDD trial

2Q21 – Results of human abuse potential studies

4Q21 – Results of Phase II monotherapy MDD trial

1H22 – Results of Phase III adjunctive MDD trials

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

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $38,694,264 for the nine months ended September 30, 2020. At September 30, 2020, we have an accumulated deficit of $158,553,173.

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

We plan to further develop REL-1017 as our priority program. As the drug d-methadone is an NCE, the regulatory pathway required to support and NDA submission will consist of conducting a full clinical development program. We plan to continue to generate intellectual property (IP) that will further protect our products from competition. We will also continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, if pursed and upon potential NDA approval, would carry 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman) plus additional 6 months of pediatric exclusivity and up to 10 years of in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 completed Phase 2 trial for the adjunctive treatment of MDD.

●	Potential in multiple indications in underserved markets with large patient population, such as MDD, other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Miami.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2030.

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

Results of Operations

For the Three Months Ended September 30, 2020 versus September 30, 2019

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019	Increase (Decrease)
Operating Expenses
Research and development	$11,237,186	$1,887,367	$9,349,819
General and administrative	5,946,396	1,820,043	4,126,353
Total	$17,183,582	$3,707,410	$13,476,172

Research and Development Expense

Research and development expense for the three months ended September 30, 2020 was approximately $11,237,200 compared to $1,887,400 for the three months ended September 30, 2019, an increase of approximately $9,349,800. The increase was driven by an increase in development costs of $7,511,400, of which the majority pertained to cost associated with toxicology, and in vitro metabolic studies along with the preparation of the Phase 3 program, as well as an increase in compensation costs of $1,838,400 as a result of hiring four additional research and development employees and the related options granted to them.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2020 was approximately $5,946,400 compared to $1,820,000 for the three months ended September 30, 2019, an increase of approximately $4,126,400. The increase resulted from an increase in compensation costs of $552,400 as a result of hiring four additional employees; an increase in stock-based compensation costs of $3,047,200 primarily related to options granted to employees during 2020; a net increase in other G&A expenses of $526,800 that pertained primarily to insurance expense and state and city franchise taxes.

Other Income (Expense)

Interest / investment income was approximately $363,300 and $37,900 for the three months ended September 30, 2020 and 2019, respectively. Unrealized gain on short-term investments was approximately $3,946 for the three months ended September 30, 2020. Realized loss on short-term investments was approximately $86,171 for the three months ended September 30, 2020. All investments were classified as cash equivalents at September 30, 2019. There was no unrealized gain or loss or realized gain or loss at September 30, 2019.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2020 and 2019, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the three months ended September 30, 2020 and 2019 was approximately $16,902,500 and $3,669,500 respectively. The Company had loss per share, basic and diluted of $1.05 and $0.38 for the three months ended September 30, 2020 and 2019, respectively.

For the Nine Months Ended September 30, 2020 versus September 30, 2019

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	Increase (Decrease)
Operating Expenses
Research and development	$21,068,923	$6,233,214	$14,835,709
General and administrative	18,846,299	4,311,902	14,534,397
Total	$39,915,222	$10,545,116	29,370,106

Research and Development Expense

Research and development expense for the nine months ended September 30, 2020 was approximately $21,068,900 compared to $6,233,200 for the nine months ended September 30, 2019, an increase of approximately $14,835,700. The increase was driven by an increase in development costs of $8,810,000, of which the majority pertained to completion of our Phase 2 study, costs associated with the toxicology, and in vitro metabolic studies along with the preparation of the Phase 3 program, as well as an increase in compensation costs of $6,025,700 which included the approximately $4,375,900 of stock based compensation expense related to the hiring of four additional research and development employees and the related options granted to them, and the separation agreement with Ottavio Vitolo.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2020 was approximately $18,846,300 compared to $4,311,900 for the nine months ended September 30, 2019, an increase of approximately $14,534,400. The increase resulted from an increase in compensation costs of $1,981,400, as a result of hiring four additional employees and their related bonuses; an increase in stock-based compensation costs of $11,654,800 primarily related to options granted to employees during 2020; a net increase in other G&A expenses of $898,200 that pertained primarily to insurance expense and state and city tax expense.

Other Income (Expense)

Interest / investment income was approximately $1,175,000 and $67,000 for the nine months ended September 30, 2020 and 2019, respectively. Unrealized gain on short-term investments was approximately $291,000 for the nine months ended September 30, 2020. Realized loss on short-term investments was approximately $245,000 for the nine months ended September 30, 2020. All investments were classified as cash equivalents at September 30, 2019. There was no unrealized gain or loss or realized gain or loss at September 30, 2019.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2020 and 2019, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the nine months ended September 30, 2020 and 2019 was approximately $38,694,300 and $10,478,200 respectively. The Company had loss per share, basic and diluted of $2.52 and $1.23 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $20,880,039 for the nine months ended September 30, 2020 and has an accumulated deficit of $158,553,173 from inception through September 30, 2020. At September 30, 2020 the Company had cash and short term investments of $123,138,478.

Relmada has funded its past operations through equity raises and most recently in 2020 raised net proceeds from the sale of common stock of $19,816,597, and $7,186,306 through the exercise of warrants. The Company also raised an additional $636,518 during the nine months ended September 30, 2020 from the exercises of options.

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least 12 months from the issuance of the accompanying consolidated quarterly financial statements. Since September 30, 2020 and to date, the Company has received approximately $437,100 in warrant exercises, which resulted in the Company having approximately $121.5 million in cash, cash equivalents and short term investments at November 9, 2020. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the issuance of these consolidated quarterly financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash used in operating activities	$(20,880,039)	$(8,213,160)
Cash used in investing activities	(35,382,926)	-
Cash provided by financing activities	27,529,174	13,636,282
Net decrease in cash and cash equivalents	$(28,733,791)	5,423,122

For the nine months ended September 30, 2020, cash used in operating activities was $20,880,039 primarily due to the net loss of $38,694,264, partially offset by non-cash stock compensation charges of $17,586,533, an increase in prepaid expense of $1,825,336, an unrealized gain of $290,973, an increase in accounts payable of $205,970, a realized loss of $244,972, and an increase in accrued expenses of $1,835,888.

For the nine months ended September 30, 2019, cash used in operating activities was $8,213,160 primarily due to the loss from operations for the nine months ended September 30, 2019 of $10,478,151, partially offset by non-cash stock compensation charges of 1,555,867, a decrease in prepaids of $524,967, an increase in accounts payable of $907,657, and a decrease in accrued expenses of $376,157 and shares relinquished in litigation of $394,410.

For the nine months ended September 30, 2020, cash used in investing activities was $35,382,926 related to the net purchase of short-term investments. For the nine months ended September 30, 2019, no cash was used in investing activities.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $27,529,174 due to sales of common stock of $19,816,597, proceeds from warrants exercised for common stock of $7,186,306, and proceeds from options exercised for common stock of $636,518, partially offset by payments of notes payable of $110,247.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $13,636,282 due to sales of common stock of $13,409,299 and proceeds from warrants exercised for common stock of $450,000, partially offset by payments of notes payable of $223,017.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2020 and December 31, 2019, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2020 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2020	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)