Form 10-K
period 2020-12-31
RELMADA THERAPEUTICS, INC.
filed 2021-03-24
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $694,982,670 based on the closing price as reported on the NASDAQ.

As of March 15, 2021, there were 16,745,930 shares of common stock, $0.001 par value per share, outstanding.

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

ITEM 1. BUSINESS

Business Overview

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a clinical-stage biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. esmethadone is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

On October 7, 2019, our application to list our common stock on the Nasdaq Capital Market was approved. On October 10, 2019, our common stock began trading on Nasdaq under our existing symbol, “RLMD.”

On December 19, 2019, the Board of Directors of the Company approved a change to its end of fiscal year from June 30 to December 31. The change in fiscal year became effective for the Company’s 2020 fiscal year, which began January 1, 2020 and ended December 31, 2020. Accordingly the Company filed the transition report on Form 10-KT for the six-month period from July 1, 2019 through December 31, 2019 within the time period prescribed by the Securities and Exchange Commission.

Our lead product candidate, esmethadone, is an NCE being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have previously completed Phase 1 single and multiple ascending dose studies and on October 15, 2019 we reported top-line data from study REL-1017-202. This was a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two oral doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with major depressive disorder (MDD), who experienced an inadequate response to 1 to 3 adequate antidepressant treatments with an antidepressant medication.

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

LS = Least Squares; d = Cohen’s effect size

The study also supported the favorable tolerability profile of REL-1017, which was also observed in the Phase 1 studies. Subjects experienced mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. The AEs observed in the Phase 2 clinical study were of the same nature as those observed in the Phase 1 clinical studies in esmethadone, and importantly there was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

Phase 3 Program

On December 20, 2020 we announced that the first patient had been enrolled in the first Phase 3 clinical trial (RELIANCE I) for the Company's lead product candidate, REL-1017, as an adjunctive treatment for major depressive disorder (MDD).

Key points of the Phase 3 program agreed upon in discussions with FDA include:

●	The Phase 3 program will consist of two sister, two-arm, placebo-controlled clinical trials. Each trial will be conducted in 55 clinical sites in the United States and will include approximately 400 MDD patients with inadequate response to standard antidepressants in their current depression episode. Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated will be the change from baseline on the Montgomery and Asberg Depression Rating Scale (MADRS) score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data would support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score will serve as a key secondary endpoint and will provide data on the rapid onset of treatment effect; statistically significant separation between REL-1017 and the control group was achieved by day 4 in the Phase 2 proof-of-principle trial completed in 2019.

●	The Company expects to initiate the second Phase 3 trial, RELIANCE II, in the first half of 2021. Patients who complete RELIANCE I and RELIANCE II will be eligible to rollover into the long-term, open-label study, which is also expected to include subjects who had not previously participated in a REL-1017 clinical trial.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Start of RELIANCE II, the second pivotal Phase 3 adjunctive MDD trial in the first half of 2021.

●	Start of Phase 2 monotherapy MDD trial in the first half of 2021.

●	Results of oxycodone human abuse potential study in the second quarter of 2021.

●	Results of IV ketamine human abuse potential study in the fourth quarter of 2021.

●	Results of RELIANCE I and RELIANCE II adjunctive MDD trials in the first half of 2022.

Our Development Program

Esmethadone (d-Methadone, dextromethadone, REL-1017) as a treatment for MDD

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

Esmethadone Overview and Mechanism of Action

Esmethadone’s mechanism of action, as a low affinity, non-competitive NMDA channel blocker or antagonist, is fundamentally differentiated from most currently FDA-approved antidepressants, as well as all atypical antipsychotics used adjunctively with standard, FDA-approved antidepressants. Working through the same brain mechanisms as ketamine and esketamine but potentially lacking its adverse side effects, esmethadone is being developed as a rapidly acting, oral agent for the treatment of depression and potentially other CNS conditions.

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

As a single isomer of racemic methadone, esmethadone has been shown to possess NMDA antagonist properties with virtually no traditional opioid or ketamine-like adverse events at the expected therapeutic doses. In contrast, racemic methadone is associated with common opioid side effects that include anxiety, nervousness, restlessness, sleep problems (insomnia), nausea, vomiting, constipation, diarrhea, drowsiness, and others. It has been shown that the left (levo) isomer, l-methadone, is largely responsible for methadone’s opioid activity, while the right (dextro) isomer, esmethadone, at the currently therapeutic doses used in development is virtually inactive as an opioid while maintaining affinity for the NMDA receptor.

NMDA receptors are present in many parts of the CNS and play important roles in regulating neuronal activity and promoting synaptic plasticity in brain areas important for cognitive functions such as executive function, learning and memory. Based on these premises, esmethadone could show benefits in several different CNS indications.

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

In addition to developing esmethadone as an adjunctive treatment of MDD, we are planning to evaluate the utility of esmethadone as a front line monotherapy treatment for MDD.

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

Currently, none of our product candidates have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our prospective products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies, like the FDA in the United States, and similar organizations elsewhere in the world.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $59,456,400 for the year ended December 31, 2020, $8,196,500 for the six months ended December 31, 2019, and $17,318,100 for the year ended June 30, 2019, respectively. At December 31, 2020, we have an accumulated deficit of approximately $179,315,300.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of CNS markets and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of CNS diseases. We have assembled a management team along with both scientific, including recognized experts in the fields of depression, and business advisors with significant industry and regulatory experience to lead and execute the development and commercialization of esmethadone.

We plan to further develop esmethadone as our priority program. As the drug esmethadone is an NCE, the regulatory pathway, under the Food and Drug Administration Amendment Act Section 505(u) provision, required to support an NDA submission will consist of conducting a full clinical development program. We plan to also generate intellectual property (IP) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia’, which, if pursed and upon potential NDA approval, would carry 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 month of pediatric exclusivity and up to 10 years of in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications, will protect our technology and products once our patent applications for our products are approved.

Esmethadone License Agreement

As a result of a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2020, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

The License Agreement includes standard termination rights for Licensor in the event of our insolvency, challenge of the licensed patents and uncured material breach of our obligations under the License Agreement. In addition, the License Agreement contains certain “Key Man” provisions such that Licensor may terminate the License Agreement if we terminate the employment of our Chief Executive Officer Dr Sergio Traversa for any reason other than for specified causes determined by a majority of our Board of Directors (including fraud, gross negligence, unauthorized use of our confidential information, conduct including harassment or discrimination, breach of fiduciary duty or uncured material breach), or if we (a) substantially modify Dr. Traversa’s job responsibilities or decision-making rights in connection with the development and commercialization of esmethadone, (b) remove him from the role of Chief Executive Officer other than in connection with a permitted change-of-control transaction, (c) materially reduce his compensation, or (d) assign or transfer our rights under the License Agreement or the esmethadone intellectual property without Dr. Traversa’s consent, in each case (termination or the events in (a) through (d)) during the period commencing on the effective date and ending on the later of five years from the original effective date of the License Agreement or December 31, 2022 (the “Key Man Term”). The December 2019 amendment to the License Agreement made certain clarifications to the nature of a termination for Cause, including to clarify that termination due to Dr. Traversa’s death or disability does not give Licensor the right to terminate the License Agreement.

Wonpung License Agreement

In 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 2021, no discussions are active between the Company and Wonpung.

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

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, esmethadone currently in Phase 3 trial for the adjunctive treatment of MDD.

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models.

●	Potential in additional multiple indications in underserved markets with large patient population, such as MDD, other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2030. In addition, some of our drugs, including esmethadone have also been designated as Orphan Drugs by the FDA, thereby providing seven years of market exclusivity at launch.

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

Regarding our competitive position in the industry, we currently have no product approved for sale.

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

Generic Competition

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product (a Paragraph IV certification). The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label doe s not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents or certifies that the listed patents will not be infringed by the new product, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification, the NDA and patent holders may then initiate a patent infringement lawsuit in response. The filing of a patent infringement lawsuit within 45 days of the receipt of a such certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. Exclusivity

Upon NDA approval of a new chemical entity (NCE) such as esmethadone, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the period of exclusivity.

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

Controlled Substances

The active ingredients in esmethadone are listed by the United States Drug Enforcement Administration, or DEA, as controlled substances under the U.S. Controlled Substances Act of 1970, or CSA. The Controlled Substances Act and its implementing regulations establish a closed chain of distribution for entities handling controlled substances. The CSA and regulations enforced by the DEA impose registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation, exportation, and other requirements on entities handling controlled substances. The DEA requires those individuals or entities that handle controlled substances to comply with these requirements in order to ensure legitimate use and prevent the diversion of controlled substances to illicit channels of commerce.

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

Insurance Coverage and Reimbursement

Significant uncertainty exists as to the insurance coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Corporate Information

Our principal executive offices are located at 880 Third Avenue, 12th Floor, New York, New York 10022 and our telephone number is (646) 876-3459. Our website address is www.relmada.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Report.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Human Capital

As of December 31, 2020, we had a total of 14 employees. We understand people are our greatest asset and that our innovation and operational excellence are ultimately noted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.

Inclusion & Diversity

Inclusion and diversity is a focus of our corporate human capital strategy. By embracing inclusion and diversity, we enhance our work environment and drive business success. We endeavor to create a culture of inclusion in which our employees feel empowered to bring their full, authentic selves to work and pursue their professional goals in a setting of equality. Fostering such a culture welcomes different perspectives and generates innovation and growth. We honor the diversity of our employees—in gender, race/ethnicity, age, gender identity, sexual orientation, socio-economic status, language, nationality, abilities and life experiences. As of December 31, 2020, our employee population was approximately 64% female.

Total Rewards and Employee Engagement

We maintain a competitive compensation and benefits package including incentive compensation tied to both company and individual performance, and retirement benefits. Our performance-based compensation strategy is designed to recognize and reward employees for their contribution to our success, and we strive to provide strong, equitable incentives for performance. Compensation is comprised of two elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; and an annual bonus, which is a cash award determined based on a combination of individual and company performance during the period to which the bonus relates. We seek to determine compensation on the basis of merit and without regard to demographic characteristics. During 2020, we employed a third-party consultant to assist us in evaluating our pay practices. In conducting this exercise, we found no meaningful difference in compensation based upon gender, race or any other defining characteristic examined.

COVID-19 Response

We moved swiftly in our response to the COVID-19 pandemic to promote the safety of our associates and best serve our members and communities. In March of 2020, we transitioned the out workforce to remote work environments, while maintaining service operations. We continued to pay employees who missed work for COVID-19 related reasons and avoided role reductions as a direct result of COVID-19.

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

Summary of Risks

This section provides a summary of the risks that may impact our performance in the future. For details of our various risk factors and their impacts, see “Risk Factors Discussion.”

Our risk factors are organized into the following categories: 1) Risks related to our business, 2) Risks related to clinical and regulatory matters, 3) Risks related to our intellectual property, 4) Risks related to government regulations, 5) Risks related to our reliance on third parties, and 6) Risks related to our common stock,

Risks related to our business

Business risks include risks associated with our products and regulatory approval, licensing agreements, historical losses, managing growth, acquisitions and the COVID-19 pandemic. In general, the risks related to our business can cause variability in the future profits of the Company.

Risks related to Clinical and Regulatory Matters

Clinical and regulatory matters include risks associated with clinical trials and the future ability to commercially market the product. In order for any of our products to be commercialized and produce future profits, successful trials need to be completed with supporting data to receive regulatory approval. Failing to complete the trial will significantly increase our cost of doing business. In addition, the active ingredient in our products is a controlled substance which can affect the supply available for clinical trials, as well as commercial sales. A limited supply could increase the time needed to complete clinical trials and overall costs including product liability claims. We could also face potential fines or reputational risk if we do not comply. Developments from competitors and the ability to obtain market exclusivity could also negatively impact future profits.

Risks related to our intellectual property

Our products depend upon securing and protecting critical intellectual property. Patent positions are highly uncertain and involve complex legal and factual questions. Infringing upon a patents or trade secrets could force us to cease or alter our product development efforts or obtain a license to continue to develop or sale our products. These risks could not only impact the future profits of the company but also create adverse publicity for us.

Risks related to government regulations

We are required to comply with various federal and state pharmaceutical and healthcare laws and regulations, and to maintain secure systems to protect sensitive confidential information. Complying with the various regulations can increase our cost of doing business. We could also face potential fines or reputational risk if we do not comply. Litigation or investigations can increase costs, negatively affect our operating results and create adverse publicity for us.

Risks related to our reliance on third parties

The Company relies on third parties to conduct preclinical and clinical studies, as well as to manufacture our product candidates. Third parties’ failure to perform the trials as contractually require could impact our ability to obtain regulatory approval. If manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

Risks related to our common stock

Common stocks risks includes risks associated with the limited market for our common stock, a potential issuance of a substantial number of additional shares, stock price volatility, and reporting requirements of federal securities laws. The net effect of these risks can include reductions in future profits, additional operating expenses, inability to meet liquidity needs, inability to access capital and increased cost of capital.

Risk Factors Discussion

Risk Related to Our Business

Our business depends on the success of esmethadone (d-methadone, dextromethadone, REL-1017), our only product candidate currently under clinical development, which has recently entered into a pivotal clinical trial for the adjunctive treatment of MDD. If we are unable to obtain regulatory approval for and successfully commercialize REL-1017 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been esmethadone (d-methadone, dextromethadone, REL-1017) for the adjunctive treatment of patients with MDD. Currently, esmethadone is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a setback of a lead candidate. Successful continued development and ultimate regulatory approval of esmethadone for the adjunctive treatment of MDD, and potentially as a monotherapy for MDD, or other indications is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of esmethadone. If we cannot successfully develop, obtain regulatory approval for and commercialize esmethadone, we may not be able to continue our operations. The future regulatory and commercial success of esmethadone is subject to a number of risks, including the following:

●	we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for esmethadone for the adjunctive treatment of MDD, monotherapy for MDD or other indications;

●	we may not be able to demonstrate that the benefits of esmethadone for the adjunctive treatment of MDD, monotherapy for MDD or other indications outweigh the risks;

●	in our clinical trials for esmethadone, enrollment may be slower than anticipated and we may need additional clinical trial sites than originally planned, which could delay our clinical trial progress;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;

●	patients in our clinical trials may suffer serious adverse effects for reasons that may or may not be related to esmethadone, which could delay or prevent further clinical development;

●	the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require in pivotal clinical trials with respect to the adjunctive treatment of MDD, monotherapy for MDD or any other indication for the approval of esmethadone;

●	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our preclinical studies and Phase 1 and 2 clinical trials;

●	we cannot be certain of the number and type of clinical trials and preclinical or toxicology studies that the FDA or other regulatory agencies will require in order to approve esmethadone for the adjunctive treatment of MDD, monotherapy for MDD or any other indication;

●	we may not have sufficient financial and other resources to complete the necessary clinical trials for esmethadone, including, but not limited to, the clinical trials needed to obtain drug approval;

●	if approved for the adjunctive treatment of MDD or as a monotherapy for MDD, esmethadone will likely compete with products that may reach approval prior to esmethadone, products that are currently approved for the adjunctive treatment of MDD or as a monotherapy for MDD and the off-label use of currently marketed products for MDD; and

●	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Esmethadone and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities, if at all. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as esmethadone, may not prove to be safe and effective in clinical trials. We have no direct experience as a company in conducting later stage clinical trials required to obtain regulatory approval. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience as a company designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval.

There is a high failure rate for drugs and biological products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of esmethadone or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Owing in part to the complexity of biological pathways, esmethadone or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 2 clinical study has involved a small population of subjects with MDD, and, because of the small sample size in such trial, the results of this clinical trial may be subject to substantial variability and may not be indicative of either future top-line results or final results. If we are unable to successfully demonstrate the safety and efficacy of esmethadone or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

Even if we do receive regulatory approval to market esmethadone, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize esmethadone. If we or any of our future development collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize esmethadone, we may not be able to generate sufficient revenue to continue our business.

Top-line results may not accurately reflect the complete results of the clinical study.

In October 2019, we reported top-line data from our Phase 2a study of esmethadone in adults with MDD who did not respond to one to three courses of antidepressant treatment in their current episode. Although the top-line data indicated that subjects experienced statistically significant improvement of their depression compared to subjects in the placebo group, as well as a favorable safety and tolerability profile, the top-line data are based on preliminary analysis of key pharmacokinetic, safety and efficacy data, and such data may change following a more comprehensive review of the data and may not accurately reflect the complete results of the study. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data. As a result, preliminary data should be viewed with caution until the final data are available.

Our license agreement for esmethadone, our only product candidate currently under clinical development, could terminate under certain circumstances, including if we terminate our chief executive officer except for cause, and we would be unable to conduct our business as planned.

In January 2018, we entered into an Intellectual Property Assignment Agreement (the “Assignment Agreement”) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements), with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the “Licensor”). Pursuant to the Assignment Agreement, we assigned our existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use to Licensor, and pursuant to the License Agreement, Licensor then granted us an exclusive perpetual, worldwide license under the assigned intellectual property rights as well as patents and know-how covering certain new inventions developed by Licensor and relating to esmethadone in neurological and other uses, to develop and commercialize esmethadone in all fields of use. The License Agreement also grants to us rights in all future inventions developed by Licensor, whether or not in collaboration with us that relate in any way to esmethadone or the use thereof. The License Agreement was amended in December 2019 to modify certain termination rights relating to the Chief Executive Officer, which are described further below.

If we develop any new inventions relating to esmethadone, we are required to do so in collaboration with Licensor, and to file patents covering such inventions jointly in the name of the Company and Licensor. All such future inventions or patents shall be jointly owned by us and Licensor and, will be included in and subject to the financial and other terms of the License Agreement.

The License Agreement includes standard termination rights for Licensor in the event of our insolvency, challenge of the licensed patents and uncured material breach of our obligations under the License Agreement. In addition, the License Agreement contains certain “Key Man” provisions such that the Licensor may terminate the License Agreement if we terminate the employment of our Chief Executive Officer Mr. Sergio Traversa for any reason other than for specified causes determined by a majority of our Board of Directors (including fraud, gross negligence, unauthorized use of our confidential information, conduct including harassment or discrimination, breach of fiduciary duty or uncured material breach), or if we (a) substantially modify Mr. Traversa’s job responsibilities or decision-making rights in connection with the development and commercialization of esmethadone, (b) remove him from the role of Chief Executive Officer other than in connection with a permitted change-of-control transaction, (c) materially reduce his compensation, or (d) assign or transfer our rights under the License Agreement or the esmethadone intellectual property without Mr. Traversa’s consent, in each case (termination or the events in (a) through (d) during the period commencing on the effective date and ending on the later of five years from the original effective date of the License Agreement on December 31, 2022 (the “Key Man Term”). The December 2019 amendment to the License Agreement made certain clarifications to the nature of a termination for Cause, including to clarify that termination due to Mr. Traversa’s death or disability does not give Licensor the right to terminate the License Agreement.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $179.3 million at December 31, 2020. The Company had cash, cash equivalents and short term investments of approximately $117.1 million at December 31, 2020. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

As of December 31, 2020, we had Federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $72,507,000, $68,854,000 and $68,470,000, respectively, which begin expiring in 2027, 2032 and 2032, respectively. Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income in the year. It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of stock offerings or as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not completed an analysis to determine whether any such limitations have been triggered. If any were determined to be triggered, our ability to use our current NOLs and other pre-change tax attributes to offset post-change taxable income or taxes would be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

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

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. We currently only have 14 full time employees and are likely to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the United States, is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include the United States. The spread of COVID-19 has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines, travel restrictions, limitations on gatherings, closures of businesses and other social distancing measures.

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

The COVID-19 pandemic and efforts to contain the outbreak have led to economic disruption, including declines in interest rates, extreme volatility in financial markets, fluctuations in foreign currency exchange rates, reduced economic activity and a sharp increase in unemployment claims. While the potential economic impact brought by COVID-19 may be difficult to assess or predict, a more protracted pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

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

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence. In addition, since COVID-19 is a pandemic, it could materially affect our operations globally, including at our headquarters in the New York City area and at our future clinical trial sites throughout the globe.

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

Our clinical trials and our future clinical trials for esmethadone measure clinical symptoms, such as depression that are not biologically measurable. The primary measure of depression is subjective and can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed animal studies or we have observed in our clinical trials conducted to date may not be predictive of results from our future clinical trials. In addition, clinical trial results from the study of depression are inherently difficult to predict.

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

The FDA’s and other regulatory agencies’ decision to approve our depression product candidate will depend on our ability to demonstrate with substantial clinical evidence through adequate well-controlled clinical trials, that the product candidate is effective, as measured statistically by comparing the overall improvement in depression in actively-treated patients against improvement in depression in the control group (usually a placebo control). However, there is a possibility that our data may fail to show a statistically significant difference from the placebo control or the active control (if applicable). Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

The U.S. Drug Enforcement Administration, or DEA, regulates certain controlled substance chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of abuse and Schedule V substances the lowest risk. Esmethadone is the single isomer of methadone, a Schedule II compound, and its handling (including manufacture, research, shipment, storage, sale and use) is subject to a high degree of federal and state oversight and regulation. Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the DEA through its quota system. Quotas may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that federal statutes and DEA regulations concerning applicable quotas may interfere with the supply of the drugs used in clinical trials for our product candidates, and, in the future, the ability to manufacture and distribute esmethadone in the volume needed to meet commercial demand.

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

We have obtained Fast Track Designation for esmethadone for the adjunctive treatment of MDD. Fast Track Designation is granted if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition. Fast Track Designation does not guarantee a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain marketing exclusivity under the Hatch-Waxman Amendments or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the United States, if approved. The Hatch-Waxman Amendments provide marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Federal Food, Drug, and Cosmetic Act. For esmethadone, which we intend to elect to have not be considered the same active ingredient as methadone and therefore an NCE, we anticipate obtaining 5-year exclusivity. If FDA were to determine that we do not meet the requirements to make the election, we may not be able to obtain 5-year exclusivity for the product. In addition, under the statute, this election currently may only be made in an NDA submitted before October 1, 2022. If we do not submit an NDA before that date or if the statute is not amended to extend the election, we may not obtain 5-year exclusivity for esmethadone, if approved. For esmethadone, which is an NCE, we anticipate obtaining 5-year exclusivity for a product containing an active moiety that the FDA has not previously approved.

There can be no assurance that European authorities will grant data exclusivity for our products, because it does not contain a new active molecule. Even if European data exclusivity is granted for esmethadone, this may not protect us from direct competition.  A competitor(s) with a generic version of our products may be able to obtain approval of its product during our product’s period of data exclusivity, by submitting a marketing authorization application (MAA) with a less than full package of nonclinical and clinical data.

We may need to focus our future efforts in new therapeutic areas where we have little or no experience.

Although our primary strategic interest is in the areas of depression, esmethadone has potential benefits in other therapeutic areas. If our drug development efforts in depression fail, or if the competitive landscape or investment climate for antidepressant drug development is less attractive, we may need to change the company’s strategic focus to include development of our product candidates, or of newly acquired product candidates, for therapeutic areas other than depression. We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change from a depression company to a company with a focus in areas other than depression or a company with a focus in multiple therapeutic areas including depression.

Our product candidates contain controlled substances, the supply of which may be limited by U.S. statutes and regulations, and the use of which may generate public controversy.

The active ingredients in esmethadone are listed by the DEA as controlled substances under the Controlled Substances Act of 1970. The DEA regulates certain drug substances in Schedule I, II, III, IV or V, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These product candidates are also subject to DEA regulations relating to their handling (i.e., manufacturing, storage, distribution, prescribing and dispensing procedures).

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

Esmethadone is subject to extensive regulation by the DEA. Although esmethadone is substantially devoid of opioid activity, and psychotomimetic effects, the DEA may elect to designate it as a controlled substance falling under a DEA controlled substance Schedule. Additionally, esmethadone is produced by separation from racemic methadone, a scheduled drug subject to extensive regulation by the DEA.

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

The DEA limits the availability and production of all scheduled substances, including esmethadone, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our Phase 3 development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

On November 29, 2006, the FDA required a boxed warning to be added to the Prescribing Information for racemic methadone, a parent compound to our esmethadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of esmethadone we will likely have to conduct a specific study to evaluate the effects of esmethadone on QTc interval prolongation. QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle. Drugs that prolong the corrected QT interval (QTc) are associated with an increased risk of serious disturbances in heart rhythm, potentially leading to sudden death. If we do a QT interval prolongation study in accordance with regulatory guidelines, there is no assurance that the results of the study will demonstrate an absence of QT interval prolongation with esmethadone. An adverse safety outcome from such study could result in a similar bolded warning on the label of esmethadone or in a decision not to approve esmethadone, either one of which could have serious consequences for our continued operation.

Esmethadone may require Risk Evaluation and Mitigation Strategies (REMS).

Esmethadone, may require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. We cannot predict the specific REMS to be required as part of the FDA’s approval of any of our products. Depending on the extent of the REMS requirements, our costs to commercialize our products may increase significantly. Furthermore, controlled substances risks that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Johnson and Johnson, Allergan, Pfizer, Eli Lilly, Sage Therapeutics, and Axsome Therapeutics among others.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our arrangements with healthcare providers, payors, customers and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any product candidates for which we may obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate.

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

Our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

We intend to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently, or in the future, intend to conduct preclinical studies or clinical trials on our own, and instead will rely on third parties, such as contract research organizations (CROs), medical institutions, clinical investigators and contract laboratories, to assist us with our preclinical studies and clinical trials. Accordingly, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

On January 1, 2019, the Company changed its corporate headquarters to 880 Third Avenue, 12th Floor, New York, New York 10022.

Pursuant to a lease agreement, dated January 1, 2019, and renewed in 2020 the Company leased the space for a total monthly cost of $13,610. For 2021, the lease agreement was renewed at an average monthly rent rate of approximately $8,730.

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

Lawsuit Brought by Current Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. The Company intends to defend the lawsuit, it is currently in discovery and the ultimate outcome is not known.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on NASDAQ, under the symbol “RLMD”.

Holders

As of December 31, 2020, 16,332,939 shares of common stock were issued and outstanding, which were held by 178 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of Class A convertible preferred stock outstanding. Our transfer agent is:

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. On March 6, 2020, at the annual shareholders meeting, our shareholders approved the increase in shares authorized to be granted under the Plan by 2,500,000 shares. With these grants and approvals, as of December 31, 2020, the Company had 1,247,205 awards available to be issued.

The following table summarizes our equity compensation plan information as of December 31, 2020:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,905,737	$24.32	1,247,205

Equity compensation plans not approved by security holders	-	-	-

Total	3,905,737	$24.32	1,247,205

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the year ended December 31, 2020, year ended December 31, 2019 (unaudited), six months ended December 31, 2019 and year ended June 30, 2019. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Our Corporate History and Background

Relmada Therapeutics is a late-stage, publicly traded biotechnology company developing (New Chemical Entities) NCEs to address areas of high unmet medical need in the treatment of CNS diseases - primarily depression. The Company’s lead product Esmethadone, is an NCE being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. We have previously completed Phase 1 single and multiple ascending dose studies and on October 15, 2019 we reported top-line data from study REL-1017-202, a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with MDD. On Dec. 7, the Company announced that the first patient had been enrolled in the first Phase 3 clinical trial (RELIANCE I) of REL-1017, as an adjunctive treatment for major depressive disorder (MDD).

Key points of the REL-017 Phase 3 program agreed upon in discussions with FDA include:

●	The Phase 3 program will consist of two sister, two-arm, placebo-controlled clinical trials. Each trial will be conducted in 55 clinical sites in the United States and will include approximately 400 MDD patients with inadequate response to standard antidepressants in their current depression episode. Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated will be the change from baseline on the Montgomery and Asberg Depression Rating Scale (MADRS) score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data would support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score will serve as a key secondary endpoint and will provide data on the rapid onset of treatment effect; statistically significant separation between REL-1017 and the control group was achieved by day 4 in the Phase 2 proof-of-principle trial completed in 2019.

●	The Company expects to initiate the second Phase 3 trial, RELIANCE II, in the first half of 2021. Patients who complete RELIANCE I and RELIANCE II will be eligible to rollover into the long-term, open-label study, which is also expected to include subjects who had not previously participated in a REL-1017 clinical trial.

The Company changed its fiscal year end to December 31 from June 30. This transition report was for the six-month transition period of July 1, 2019 through December 31, 2019. The information for the year ended December 31, 2019 is presented for comparative purposes only and is unaudited.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $59,456,400, $15,005,200, $8,196,500, and $17,318,100 for the years ended December 31, 2020, December 31, 2019 (unaudited), six months ended December 31, 2019, and for the year ended June 30, 2019, respectively. At December 31, 2020, we have an accumulated deficit of approximately $179,315,300.

Results of Operations

For the Year Ended December 31, 2020 vs the Year Ended December 31, 2019 (unaudited)

Research and Development Expense

Total research and development expense for the year ended December 31, 2020 was approximately $35,972,700, as compared to $7,859,500 for the same period of 2019, an increase of $28,113,200. The increase in research and development expense was primarily due to:

●	Increase in study costs of $15,238,700 associated with the execution of our Phase 2 and Phase 3 studies;

●	Increase in manufacturing and drug storage costs of $989,700;

●	Increase in pre-clinical and toxicology expenses of $1,881,900;

●	Increase in compensation expense of $2,376,000 related to the hiring of six additional research and development employees and their related bonuses;

●	Increase in stock-based compensation expense of $3,677,600 of stock-based compensation expense related to the hiring of six additional research and development employees and the related options granted to them, as well as the separation agreement with Ottavio Vitolo of approximately $1,500,000;

●	Increase in other research expenses of $3,949,400 primarily associated to the additional consultants contracted with to assist in the execution of our Phase 3 studies.

General and Administrative Expense

Total general and administrative expense for the year ended December 31, 2020 was approximately $24,865,900, as compared to $7,249,900 for the same period of 2019, an increase of $17,616,000. The increase in general and administrative expenses was primarily due to:

●	Increase in compensation expense of $2,753,800 related to the hiring of four additional general and administrative employees and their related bonuses;
●	Increased in stock-based compensation expense of $13,934,400 primarily related to options granted to employees and the board of directors during 2020;
●	Increase in other G&A expenses of $927,800.

Interest Income and Expense, Net

Interest income and realized and unrealized gains and losses in investments was approximately $1,382,300 and $104,100 for the years ended December 31, 2020 and 2019, respectively. The increase of $1,278,200 resulted from the increase in investments during 2020 compared to 2019.

Income Taxes

The Company did not provide for income taxes for the year ended December 31, 2020 and December 31, 2019, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The Company recorded a net loss of approximately $59,456,400 and $15,005,200 or $3.81 and $1.62 per common share, basic and diluted, during the years ended December 31, 2020 and 2019, respectively, based on the factors described above.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $27,808,801 for the year ended December 31, 2020 and has an accumulated deficit of $179,315,303 from inception through December 31, 2020.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2020, Relmada raised net proceeds from the sale of common stock of $19,791,644 and $8,056,416 through the exercise of warrants, and $735,514 through the exercise of options.

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the resulting cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least 12 months from the filing of this annual report. Since December 31, 2020 and to date, the Company has received approximately $1,909,200 in warrant and option exercises, which resulted in the Company having approximately $105.3 million in cash, cash equivalents and short term investments at March 15, 2021. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the filing of this annual report. The Company expects that the cash burn rate for the 12 months ended December 31, 2021, will range between $75 and $100 million.

The following table sets forth selected cash flow information for the periods indicated below:

		(Unaudited)
	For the Year Ended	For the Year Ended	For the Six Months Ended	For the Year Ended
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Cash used in operating activities	$(27,808,801)	$(12,092,784)	$(6,413,775)	$(10,497,854)
Cash used in investing activities	(34,447,648)	(80,164,823)	(80,164,823)	-
Cash provided by financing activities	28,473,327	126,109,375	113,640,563	17,475,465
Net increase/(decrease) in cash and cash equivalents	$(33,783,122)	$33,851,768	$27,061,965	$6,977,611

For the year ended December 31, 2020, cash used in operating activities was $27,808,801 primarily due to the net loss of $59,456,394. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $20,777,272. There were realized losses and unrealized gains on short term investments of $156,213 and $139,267, respectively. In addition, there were changes in operating assets and liabilities for the year ended December 31, 2020 of $10,849,623.

For the unaudited year ended December 31, 2019, cash used in operating activities was $12,092,784 primarily due to the net loss of $15,005,199. This was offset by non-cash expenses which primarily consisted of stock-based compensation and loss on fair value of shares relinquished of $3,165,153 and $394,410, respectively. There were changes in operating assets and liabilities for the year ended December 31, 2020 of $137,309.

For the six months ended December 31, 2019, the transition period, cash used in operating activities was $6,413,775 primarily due to the net loss of $8,196,542. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $2,367,001. There were changes in operating assets and liabilities for the six months ended December 31, 2019 of $586,434.

For the year ended June 30, 2019 cash used in operating activities was $10,497,854 primarily due to the net loss of $17,318,060. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $1,213,996, the change in the fair value of derivative liabilities of $54,634, loss on fair value of shares relinquished of $394,410, loss on extinguishment of promissory note of $3,774,468 and amortization of deferred financing costs of $661,168. There were changes in operating assets and liabilities for the years ended June 30, 2019 of $1,505,480.

For the year ended December 31, 2020, cash used in investing activities was $34,447,648, due to $182,051,630 of purchases of short term investments offset by $147,603,982 of sales of short term investments.

For the unaudited year ended December 31, 2019, cash used in investing activities was $80,164,823, due to $84,849,198 of purchases of short term investments offset by $4,684,375 of sales of short term investments.

For the six months ended December 31, 2019, cash used in investing activities was $80,164,823, due to $84,849,198 of purchases of short term investments offset by $4,684,375 of sales of short term investments.

For the year ended June 30, 2019, no cash was used in investing activities.

Net cash provided by financing activities for the six months ended December 31, 2020, was $28,473,327 due to proceeds from issuance of common stock of $19,791,644, proceeds from warrants exercised for common stock of $8,056,416, proceeds from options exercised for common stock of $735,514 partially offset by payments of notes payable of $110,247.

Net cash provided by financing activities for the unaudited year ended December 31, 2019, was $126,109,375 due to proceeds from issuance of common stock of $122,031,032, proceeds from warrants exercised for common stock of $4,447,038 partially offset by payments of notes payable of $368,695.

Net cash provided by financing activities for the six months ended December 31, 2019, was $113,640,563 due to proceeds from issuance of common stock of $109,447,482, proceeds from warrants exercised for common stock of $4,447,038 partially offset by payments of notes payable of $253,957.

Net cash provided by financing activities for the year ended June 30, 2019 was $17,475,465 due to proceeds from issuance of common stock of $17,760,635 partially offset by payments of notes payable of $285,170.

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

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$104,760	$104,760	$-	$-	$-
Total obligations	$104,760	$104,760	$-	$-	$-

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2020 and 2019, and June 30, 2019, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2020 and for the year then ended, as of December 31, 2019 and for the six months then ended, as of June 30, 2019 and for the year then ended and our unaudited financial statements for the year ended December 31, 2019 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at December 31, 2020, such disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at December 31, 2020.

ITEM 9B.  OTHER INFORMATION

On March 19, 2021, our Board of Directors unanimously approved, subject to stockholder approval, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards covering up to 1,500,000 shares of our common stock will be available for issuance.

The purpose of the 2021 Plan is to (a) enable the Company and its affiliates to attract and retain the types of employees, directors and consultants who will contribute to the Company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business, thus enhancing the value of the Company for the benefit of its stockholders.

Administration. The 2021 Plan will be administered by a committee (the “Committee”), or in the Board’s sole discretion by the Board. In case no Committee has been appointed, the Board may appoint one or more members of the Board appointed by the Board to administer the 2021 Plan in accordance with the terms of the 2021 Plan. The Board has appointed the Compensation Committee of the Board to administer the 2021 Plan.

Shares Available for Awards. Subject to adjustment in certain circumstances in accordance with the terms of the 2021 Plan, we will reserve for issuance under the 2021 Plan no more than 1,500,000 shares of common stock (subject to adjustment in certain circumstances as provided in the Plan). Shares of Common Stock available for distribution under the 2021 Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Shares of Common Stock subject to an award that expires or is canceled, forfeited, or terminated without issuance of the full number of shares of Common Stock to which the award related, as well as any shares of common stock subject to an award that are (a) tendered in payment of an option, (b) delivered or withheld by the company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award, shall be added back to the shares of common stock available for issuance of awards or delivery under the 2021 Plan.

Available Awards. Awards that may be granted under the 2021 plan include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, (f) cash awards, and (g) other equity-based awards.

Recipients of Grants. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, consultants and directors and those individuals whom the Committee or the Board determines are reasonably expected to become employees, consultants and directors following the grant date. Our principal executive officer, principal financial officer and other named executive officers are eligible to participate in and receive awards under the 2021 Plan.

Term. The 2021 Plan has a term of ten years.

This summary of the 2021 Plan is qualified in its entirety by the full text of the 2021 Plan, which is filed as Exhibit 10.61 to this Report and is incorporated by reference herein.

The 2021 Plan will be submitted for the approval of our stockholders at our 2020 Annual Meeting of Stockholders. If the proposal is not approved by the stockholders, the 2021 Plan will not be effective.

PART III

The information required for the Items contained in Part III are incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2020.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2020 and 2019 and June 30, 2019	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2020, and 2019 (unaudited), Six Months Ended December 31, 2019 and for the Year Ended June 30, 2019	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2020, Six Months Ended December 31, 2019 and for the Year Ended June 30, 2019	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2019 (unaudited)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019 (unaudited), the Six Months Ended December 31, 2019 and for the Year Ended June 30, 2019	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2020, December 31, 2019 and June 30, 2019, , the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, December 31, 2019, and June 30, 2019, and the results of its operations and its cash flows for year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation and accounting for stock-based compensation

Description of the Matter

As described in Notes 8 and 11 to the financial statements, the Company awarded a total of 1,000,000 options to employees and 250,000 warrants to nonemployees during 2020. The Company also entered into Separation and Severance Agreements with two employees during the year ended December 31, 2020 and agreed to accelerate the vesting period of their options. The Company recognized an aggregate stock-based compensation of $20.8 million during the year ended December 31, 2020, which includes the above instruments.

Auditing management’s valuation and accounting for stock-based compensation required subjective judgement to analyze the terms within the stock-based agreements to determine that we concurred with management’s valuation and calculations.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

  We tested the option and warrant agreements to determine whether management appropriately evaluated such agreements on the date of grant.
  We reviewed the vesting terms of the option and warrant agreements to determine the stock-based compensation is recorded in the proper period.
  We reviewed the terms of the Separation and Severance Agreements to determine that any modifications related to the options thereto were appropriately recorded.
  We tested the underlying expenses and other information that served as the basis for valuation and tested inputs and terms used in the valuation to determine completeness and accuracy.
  We evaluated the reasonableness of the valuation method and assumptions used by management to calculate the values on the date of grant by developing an independent estimate of the volatility by utilizing third party historical data of closing prices.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

Houston, Texas

March 24, 2021

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of	As of
	December 31,	December 31,	June 30,
	2020	2019	2019
Assets
Current assets:
Cash and cash equivalents	$2,495,397	$36,278,519	$9,216,554
Short-term investments	114,595,525	80,164,823	-
Other receivable	-	-	176,980
Lease payments receivable – short term	79,457	73,091	70,102
Prepaid expenses	903,190	423,863	520,745
Total current assets	118,073,569	116,940,296	9,984,381
Fixed assets, net of accumulated depreciation	1,258	5,010	7,210
Other assets	25,000	25,000	25,000
Lease payments receivable – long term	86,377	165,834	203,142
Total assets	$118,186,204	$117,136,140	$10,219,733

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,346,475	$522,663	$924,359
Accrued expenses	4,256,983	824,936	1,317,855
Notes payable	-	110,247	364,204

Total current liabilities	12,603,458	1,457,846	2,606,418

Total liabilities	12,603,458	1,457,846	2,606,418

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,332,939, 14,457,013 and 9,744,643 shares issued and outstanding, respectively	16,333	14,457	9,744
Additional paid-in capital	284,881,716	235,522,746	119,265,938
Accumulated deficit	(179,315,303)	(119,858,909)	(111,662,367)
Total stockholders’ equity	105,582,746	115,678,294	7,613,315
Total liabilities and stockholders’ equity	$118,186,204	$117,136,140	$10,219,733

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

		(Unaudited)
	Year	Year	Six months	Year
	Ended	ended	ended	ended
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Operating expenses:
Research and development	$35,972,731	$7,859,453	$3,513,606	$7,024,747
General and administrative	24,865,942	7,249,858	4,757,999	5,703,173
Total operating expenses	60,838,673	15,109,311	8,271,605	12,727,920

Loss from operations	(60,838,673)	(15,109,311)	(8,271,605)	(12,727,920)

Other income (expenses):
Change in fair value of derivative liabilities	-	-	-	(54,634)
Interest income (expense), net	1,399,225	104,112	75,063	(761,038)
Realized loss on short-term investments	(156,213)	-	-	-
Unrealized gain on short-term investments	139,267	-	-	-
Loss on extinguishment of debt	-	-	-	(3,774,468)
Total other income (expenses), net	1,382,279	104,112	75,063	(4,590,140)

Net loss	$(59,456,394)	$(15,005,199)	$(8,196,542)	$(17,318,060)

Net loss per common share – basic and diluted	$(3.81)	$(1.62)	$(0.77)	$(2.74)

Weighted average number of common shares outstanding – basic and diluted	15,594,228	9,241,219	10,577,866	6,311,769

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at June 30, 2018	3,137,468	$3,137	$88,828,094	$(94,344,307)	$(5,513,076)
Cumulative effect of Write-off of Derivative Liabilities under ASU 2017-11	-	-	59,397	-	59,397
Adjusted Balance at June 30, 2018	3,137,468	3,137	88,887,491	(94,344,307)	(5,453,679)
Stock-based compensation expense	-	-	1,213,996	-	1,213,996
Conversion of notes and accrued interest	2,682,917	2,683	11,802,150	-	11,804,833
Equity units issued for cash, net	3,975,115	3,975	17,756,660	-	17,760,635
Shares relinquished by former officer	(75,848)	(76)	(394,334)	-	(394,410)
Issuance of common stock for cashless exercises of warrants from consultants and Series A Preferred Stock warrant holder	24,991	25	(25)	-	-
Net loss	-	-	-	(17,318,060)	(17,318,060)
Balance – June 30, 2019	9,744,643	9,744	119,265,938	(111,662,367)	7,613,315
Stock-based compensation expense	-	-	2,367,001	-	2,367,001
Equity units issued for cash, net	3,951,299	3,951	109,443,531	-	109,447,482
Warrants exercised	656,943	657	4,446,381	-	4,447,038
Cashless exercise of warrants	42,644	43	(43)	-	-
Cashless exercise of options	61,484	62	(62)	-	-
Net loss	-	-	-	(8,196,542)	(8,196,542)
Balance – December 31, 2019	14,457,013	14,457	235,522,746	(119,858,909)	115,678,294
Stock-based compensation expense	-	-	20,777,272	-	20,777,272
Equity offering, net	427,700	428	19,791,216	-	19,791,644
Warrants exercised	1,159,989	1,160	8,055,256	-	8,056,416
Cashless exercise of warrants	42,475	42	(42)	-	-
Options exercised	155,558	156	735,358	-	735,514
Cashless exercise of options	90,204	90	(90)	-	-
Net loss	-	-	-	(59,456,394)	(59,456,394)
Balance – December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

		(Unaudited)
	Year	Year	Six months	Year
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Cash flows from operating activities
Net loss	$(59,456,394)	$(15,005,199)	$(8,196,542)	$(17,318,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,752	4,363	2,200	4,870
Stock-based compensation	20,777,272	3,165,153	2,367,001	1,213,996
Realized loss on short-term investments	156,213	-	-	-
Unrealized gain on short-term investments	(139,267)	-	-	-
Amortization of deferred financing costs	-	-	-	661,168
Change in fair value of derivative liabilities	-	-	-	54,634
Fair value of shares relinquished	-	(394,410)	-	(394,410)
Loss on promissory note extinguishment	-	-	-	3,774,468
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(479,327)	471,912	96,882	270,167
Other receivable	-	-	176,980	(169,363)
Lease payment receivable	73,091	67,235	34,319	64,486
Accounts payable	7,823,812	163,773	(401,696)	158,920
Accrued expenses	3,432,047	(565,611)	(492,919)	1,181,270
Net cash used in operating activities	(27,808,801)	(12,092,784)	(6,413,775)	(10,497,854)

Cash flows from investing activities
Purchase of investments	(182,051,630)	(84,849,198)	(84,849,198)	-
Sale of investments	147,603,982	4,684,375	4,684,375	-
Net cash used in investing activities	(34,447,648)	(80,164,823)	(80,164,823)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of fees	19,791,644	122,031,032	109,447,482	17,760,635
Proceeds from warrants exercised for common stock	8,056,416	4,447,038	4,447,038	-
Proceeds from options exercised for common stock	735,514	-	-	-
Principal payment of notes payable	(110,247)	(368,695)	(253,957)	(285,170)
Net cash provided by financing activities	28,473,327	126,109,375	113,640,563	17,475,465

Net increase/(decrease) in cash and cash equivalents	(33,783,122)	33,851,768	27,061,965	6,977,611
Cash and cash equivalents at beginning of the period	36,278,519	2,426,751	9,216,554	2,238,943

Cash and cash equivalents at end of the period	$2,495,397	$36,278,519	$36,278,519	$9,216,554

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

		(Unaudited)
	Year	Year	Six months	Year
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Supplemental disclosure of cash flows information:

Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest	$2,415	$9,034	$4,610	$5,933

Non-cash investing and financing transactions:
Notes payable issued in connection with director and officer insurance policies	$-	$364,204	$-	$364,204
Cashless exercise of warrants for common stock	$42	$68	$43	$25
Cashless exercise of options for common stock	$90	$62	$62	$-
Write off for derivative liability due to adoption of ASU 2017-11	$-	$-	$-	$59,397
Conversion of promissory notes and accrued interest to common stock	$-	$-	$-	$8,030,365

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics Inc. (Relmada, the Company) (a Nevada corporation) is a clinical-stage, publicly traded biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. esmethadone is a New Chemical Entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

On October 7, 2019, our application to list our common stock on the NASDAQ Capital Market was approved. On October 10, 2019, our common stock began trading on Nasdaq under our existing symbol, “RLMD.”

On December 19, 2019, the Board of Directors of the Company approved a change to its end of fiscal year from June 30 to December 31. The change in fiscal year was effective for the Company’s 2020 fiscal year.

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

Change in Fiscal Year

The Company changed its fiscal year end to December 31 from June 30. The information for the year ended December 31, 2019 is presented for comparative purposes only and is unaudited.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $27,808,801 for the year ended December 31, 2020 and has an accumulated deficit of $179,315,303 from inception through December 31, 2020.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2020, Relmada raised net proceeds from the sale of common stock of $19,791,644, $8,056,416 through the exercise of warrants and $735,514 through the exercise of options.

Management believes that due to the recent equity raises completed and exercises of outstanding warrants and the current cash position on its balance sheet, it has obtained sufficient funding to continue ongoing operations for at least 12 months from the issuance of this annual report. Since December 31, 2020 and to date, the Company has received approximately $1,909,200 in warrant and option exercises, which resulted in the Company having approximately $105.3 million in cash, cash equivalents, and short term investments at March 15, 2021. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the issuance of these consolidated financial statements. Regardless of the results of any ongoing clinical trial, the Company has control over its expenditures and has the ability to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

Management believes that their existing cash and cash equivalents will enable them to fund operating expenses and capital expenditure requirements for at least the next 12 months from the issuance of these consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash deposits of $2,495,397 at December 31, 2020 at these institutions exceed federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (“NAV”). The Company has adopted FASB ASU 2016-01, Financial Instruments, for the year ended December 31, 2020 which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

Short-term investments at December 31, 2020 consisted of mutual funds with a fair value of $114,595,525.

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

The Company’s short-term investment instruments of $114,595,525 at December 31, 2020 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations as unrealized gain on short-term investments. The Company recorded an unrealized gain of $139,267, included in other income for the period ended December 31, 2020.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At December 31, 2020 and 2019 and June 30, 2019, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2020 and 2019, and June 30, 2019. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year ended December 31,	(Unaudited) Year ended December 31,	Six Months ended December 31,	Year ended June 30,
	2020	2019	2019	2019
Common stock warrants	2,670,633	3,646,872	3,646,872	4,429,982
Common stock options	3,905,737	3,615,602	3,615,602	1,473,314
Total	6,576,370	7,262,474	7,262,474	5,903,296

Recent Accounting Pronouncements

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2020	December 31, 2019	June 30, 2019
Insurance	$527,600	$223,600	$451,500
Research and Development	291,800	139,200	-
Legal	11,000	11,000	7,500
Other	72,800	50,100	61,800
Total	$903,200	$423,900	$520,800

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following (rounded to nearest $00):

	Useful lives	December 31, 2020	December 31, 2019	June 30, 2019
Computer and software	3 years	$16,700	$16,700	$16,700
Less: accumulated depreciation		(15,400)	(11,700)	(9,500)
Fixed assets, net		$1,300	$5,000	$7,200

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2020	December 31, 2019	June 30, 2019
Research and development	$2,183,800	$134,500	$563,400
Professional fees	150,900	172,900	98,400
Accrued bonus	1,444,900	50,000	-
Accrued vacation	351,200	124,600	96,700
Legal Settlement	-	250,000	500,000
Other	126,200	92,900	59,400
Total	$4,257,000	$824,900	$1,317,900

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

At December 31, 2020 and 2019 and June 30, 2019, the note payable outstanding balances were approximately $0, $110,200, and $364,200, respectively.

NOTE 7 - DERIVATIVE LIABILITIES

ASC Topic No. 815 – “Derivatives and Hedging” provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company.

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

The Company had no financial liabilities accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 and June 30, 2019.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Year ended		Six months ended	Year ended
		(Unaudited)
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Beginning balance	$-	$-	$-	$4,194,634
Adoption of ASU 2017-11 – warrants	-	-	-	(59,397)
Fair value of derivative liabilities for redemption feature of promissory notes payable	-	-	-	-
Change in fair value of derivative liabilities	-	-	-	54,634
Extinguishment of derivative liabilities on conversion of promissory notes.	-	-	-	(4,189,871)
Ending balance	$-	$-	$-	$-

The Company had no financial liabilities classified as level 3 during the year ended December 31, 2020 and the six months ended December 31, 2019.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2020 and the six months ended December 31, 2019 and year ended June 30, 2019, the Company issued 42,475, 42,644, and 24,991 shares of common stock for cashless exercise of 60,513, 88,751, and 25,004 warrants, respectively. During the year ended December 31, 2020 and the six months ended December 31, 2019 and year ended June 30, 2019, the Company issued 1,159,989, 656,943, and nil shares of common stock for the exercise of warrants for proceeds of $8,056,416, $4,447,038 and $nil, respectively.

During the year ended December 31, 2020, the Company issued 90,204 shares of common stock for cashless exercise of 98,370 options. During the year ended December 31, 2020, the Company issued 155,558 shares of common stock for the exercise of options for proceeds of $735,514.

During the six months ended December 31, 2019, the Company issued 61,484 shares of common stock for cashless exercise of 67,578 options.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company is not obligated to sell any shares under the agreement. During the year ended December 31, 2020 the Company issued shares of common stock for net cash proceeds of $19,791,644 under the agreement.

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

During the year ended December 31, 2020, the six months ended December 31, 2019, and years ended June 30, 2019, there were no common stock shares issued for issuances of restricted common stocks, respectively.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2020, 1,247,205 shares were available for future grants under the Plan.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

During the year ended December 31, 2020, the Company awarded a total of 1,000,000 options to employees with exercise prices ranging from $28.00- $45.61 and a 10-year term vesting over 4-year period. The options have an aggregate fair value of $32.4 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.36%-0.83% (2) expected life of 6.25 years, (3) expected volatility of 101%-108%, and (4) zero expected dividends.

During the year ended December 31, 2020, the Company recognized additional compensation expense of approximately $1,500,000 related to acceleration of vesting and a nominal amount related to the modification of certain options in connection with the separation and settlement agreement with Dr. Ottavio Vitolo (see note 11).

During the year ended December 31, 2020, the Company recognized compensation expense of approximately $484,000 related to the extended period of time to allow for some options to vest under the separation and settlement agreement with Dr. Thomas Wessel. This was considered a Type III modification and as a result the total expense of $1.8 million previously recognized was reversed as the options would not have vested prior to the modification (see note 11).

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

A summary of the changes in options outstanding for the periods ended December 31, 2020 and 2019, and June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2018	767,220	$5.80	8.8	$511,000
Granted	712,500	4.73	9.5	-
Forfeited	(6,406)	-	-	-
Outstanding and expected to vest at June 30, 2019	1,473,314	$5.18	8.6	$4,668,153
Granted	2,205,000	29.32	9.8	-
Exercised	(62,712)	-	-	$-
Outstanding and expected to vest at December 31, 2019	3,615,602	$19.96	9.2	$74,837,043
Granted	1,000,000	39.50	9.3	-
Exercised	(253,927)	-	-	-
Forfeited	(455,938)	-	-	-
Outstanding and expected to vest at December 31, 2020	3,905,737	$24.32	8.4	$48,952,339
Options exercisable at December 31, 2020	1,241,359	$16.73	7.7	$22,960,117

At December 31, 2020, the Company has unrecognized stock-based compensation expense of approximately $53,502,000 related to unvested stock options over the weighted average remaining service period of 3.04 years. The weighted average fair value of options granted during the years ended December 31, 2020 and 2019, the six months ended December 31, 2019 and the year ended June 30, 2019 was approximately $32.45, $24.00 (unaudited), $24.31 and $3.84 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

		(Unaudited)
	Years Ended	Years Ended	Six Months ended	Year ended
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Risk free interest rate	0.36 to 0.83%	1.73 to 2.37%	1.73 to 1.79%	2.37 to 2.69%
Dividend yield	0%	0%	0%	0%
Volatility	101-108%	101.5-108%	107.4-108.2%	101.5-102.3%
Expected term (in years)	6.25	5 to 6.25	5 to 6.25	6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Warrants

A summary of the changes in outstanding warrants during the year ended December 31, 2020 and six months ended December 31. 2019, and year ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at June 30, 2018	2,453,757	$15.845
Issued	2,691,123	$7.10
Exercised	(25,004)	$0.004
Forfeited/Expired	(689,894)	$18.94
Outstanding at June 30, 2019	4,429,982	$7.12
Issued	21,250	$10.25
Exercised	(740,694)	$7.80
Forfeited/Expired	(63,666)	$13.89
Outstanding at December 31, 2019	3,646,872	$6.83
Issued	250,000	$33.32
Exercised	(1,211,199)	$7.27
Forfeited/Expired	(15,040)	$16.80
Outstanding at December 31, 2020	2,670,633	$9.11
Warrants exercisable at December 31, 2020	2,646,257	$9.16

Included in the warrants outstanding at June 30, 2018 are 643,643 warrants that expired in the year ended June 30, 2019. These warrants had an exercise price that was subject to downward adjustment on the sale of equity at prices below their original exercise price.

On December 16, 2020, the Company granted 20,000 warrants to a consultant with an exercise price of $34.87, a 5-year term and vesting over 4 years. The warrants have an aggregated fair value of $479 thousand using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.37% (2) expected life of 3.75 years, (3) expected volatility of 105%, and (4) zero expected dividends

On December 16, 2020, the Company granted 108,000 warrants to consultants with an exercise price of $34.87, a 5-year term and vesting based on future events. The warrants have an aggregated fair value of $2.86 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.37% (2) expected life of 5 years, (3) expected volatility of 105%, and (4) zero expected dividends

On April 27, 2020, the Company granted 2,000 warrants to a consultant with an exercise price of $37.67, a 5-year term and immediate vesting. The warrants have an aggregated fair value of $48 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.27% (2) expected life of 2.5 years, (3) expected volatility of 116%, and (4) zero expected dividends.

On April 1, 2020, the Company granted 120,000 warrants to consultants with an exercise price of $31.59, a 5-year term and immediate vesting. The warrants have an aggregated fair value of $2.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.26% (2) expected life of 2.5 years, (3) expected volatility of 118%, and (4) zero expected dividends.

On October 8, 2019, the Company granted 15,000 warrants to a contractor with an exercise price of $10.85, non-cancellable term and immediate vesting. The warrants have an aggregated fair value of $121,252 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.36% (2) expected life of 5 years, (3) expected volatility of 100%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

On August 1, 2019, the Company granted 6,250 warrants to a contractor with an exercise price of $8.80, a 10-year term and immediate vesting. The warrants have an aggregated fair value of $41,386 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.68% (2) expected life of 5 years, (3) expected volatility of 101.1%, and (4) zero expected dividends.

On March 9, 2019, the Company granted 17,857 warrants to a consultant with an exercise price of $7.00, a 5-year term and immediate vesting. The warrants have an aggregated fair value of $95,131 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.42% (2) expected life of 5 years, (3) expected volatility of 102.0%, and (4) zero expected dividends.

On January 1, 2019, the Company granted 30,000 warrants to a contractor with an exercise price of $4.60, a 10-year term and quarterly vesting over four years vesting. The warrants have an aggregated fair value of $112,183 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.49% (2) expected life of 6.25 years, (3) expected volatility of 102.0%, and (4) zero expected dividends.

On December 20, 2018, the Company granted 25,000 warrants to a contractor with an exercise price of $4.60, a 10-year term and immediate vesting. The warrants have an aggregated fair value of $93,762 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.69% (2) expected life of 6.25 years, (3) expected volatility of 102.3%, and (4) zero expected dividends.

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

At December 31, 2020, the Company had $3.4 million of unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2020, the aggregate intrinsic value of warrants vested and outstanding was $61.2 million.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations (rounded to nearest $00):

		(Unaudited)
	Year Ended	Year Ended	Six Months ended	Year ended
	December 31,	December 31,	December 31,	June 30,
	2020	2019	2019	2019
Research and development	$4,038,500	$360,900	$174,500	$215,900
General and administrative	16,738,800	2,804,300	2,192,500	998,100
Total	$20,777,300	$3,165,200	$2,367,000	$1,214,000

NOTE 9 - INCOME TAXES

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

The components of the Company’s deferred tax assets are as follows at:

	December 31, 2020	December 31, 2019	June 30, 2019
Deferred tax assets:
Federal net operating loss	$15,227,000	$13,022,000	$13,555,000
State net operating loss	9,361,000	7,912,000	8,252,000
Research and development tax credits	3,407,000	1,499,000	1,230,000
Capitalized R&D	14,387,000	3,168,000	-
Nonqualified Stock Options	7,352,000	172,000	-
Accruals	645,000	133,000	206,000
Other	41,000	45,000	46,000
Less: valuation allowance	(50,420,000)	(25,951,000)	(23,289,000)
Total	$-	$-	$-

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years) and the ability to carry back net operating losses (“NOLs”) incurred from tax years 2018 through 2020 up to the five preceding tax years.  Most of these provisions are either not applicable or have no material effect on the Company.

The Company has maintained a full valuation allowance against its deferred tax assets at December 31, 2020 and 2019, and June 30, 2019. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance increased/(decreased) for the year ended December 31, 2020, the six months December 31, 2019 and the year ended June 30, 2019, by approximately $24,469,000, $2,662,000, and $4,357,000, respectively. Deferred tax asset for net operating loss carryforwards at December 31, 2020 was adjusted with the corresponding offset to valuation allowance.

At December 31, 2020, the Company had federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $72,507,000, $68,854,000 and $68,470,000 respectively, which begin expiring in 2027, 2032 and 2032 respectively. Approximately $27,037,000 federal NOL can be carried forward indefinitely but it is limited to 80% of future taxable income. The Company also has federal research and development tax credit carryforwards of approximately $3,407,000 that will begin to expire in 2028. The Company's ability to use its NOL carryforwards may be limited if it experiences an "ownership change" as defined in Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2020.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2020	(Unaudited) Year Ended December 31, 2019	Six Months Ended December 31, 2019	Year Ended June 30, 2019
Statutory federal income tax rate	21.00%	21.00%	21%	21%
State (net of federal benefit)	15.50%	16.21%	11.96%	9.5%
Non-deductible expenses	0.42%	(4.24)%	(5.75)%	(6.3)%
R&D Credit	3.21%	3.02%	-%	-%
Other	1.01%	1.08%	5.27%	1%
Change in valuation allowance	(41.15)%	(37.07)%	(32.48)%	(25.2)%
Effective income tax rate	0%	0%	0%	0%

The Company does not have any uncertain tax positions at December 31, 2020, December 31, 2019 and June 30, 2019 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi - see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2020, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

Leases and Subleases

As of January 1, 2019, the Company changed its corporate headquarters to 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement with an initial monthly rent of $7,500. The lease period was for one year. The lease agreement expired on December 31, 2019 and was renewed for calendar years 2020 and 2021. As the Company’s leases consist of one lease for their corporate headquarters, which is for a period of 12 months or less. The Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

The Company incurred rent expense of approximately $165,900, 93,900, $47,100, and $114,800 for the year ended December 31, 2020 and December 31, 2019 (unaudited), the six months ended December 31, 2019 and year ended June 30, 2019, respectively.

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

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. On June 8, 2017 the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of December 31, 2020 and 2019, and June 30, 2019, the balance of unearned interest income was approximately $14,900, $32,100 and 43,000, respectively.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The future minimum lease payments to be received under the lease for each year as of December 31, 2020 are as follows:

2021	$90,348
2022	90,348
Total	$180,696

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

Lawsuit Brought by Current Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. The Company intends to defend the lawsuit vigorously, it is currently in discovery and the ultimate outcome is not known.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

Effective December 31, 2020, Dr. Wessel entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Wessel severance of $237,500 in accordance with his employment contract. In addition, Dr. Wessel’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until June 30, 2021. Dr. Wessel shall have until December 31, 2021 to exercise his vested options and he shall be allowed to use a cashless exercise provision to exercise his vested options. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued vacation time totaling approximately $28,940.

NOTE 12 - OTHER POSTRETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $90,692, $20,081, $10,261, and $18,853 for the year ended December 31, 2020 and December 31, 2019 (unaudited), the six months ended December 31, 2019 and year ended June 30, 2019, respectively.

NOTE 13 - SUBSEQUENT EVENTS

From January 1st through March 15, 2021, 271,366 warrants with an average exercise price of $5.31 were exercised, for net proceeds of $1,441,382.

From January 1st through March 15, 2021, 141,625 options with an average exercise price of $3.30 were exercised, for net proceeds of $467,772.

On January 7, 2021, the Company awarded a total of 1,490,000 options to employees and board of directors at an exercise price of $33.43 and a 10-year term vesting over a four-year period. The grants to the employees are 50% based on a four year vesting term and the other 50% are based on milestones achieved.

On January 7, 2021, the Company awarded Drs. Manfredi and Pappagallo, Acting CSO and Acting CMO, respectively, 200,000 warrants each, with an exercise price of $33.43 per share and a duration of 10 years from 1/7/2021. Half of each award shall vest 6.25% per quarter starting 4/7/21. The other half of each award shall vest 25% on 1/7/22, then 6.25% per quarter, and shall be subject to the same forfeiture for contingencies as the management options.

On February 3, 2021, the Company awarded a total of 25,000 options to a new employee with an exercise price of $34.47 and a 10-year term vesting over a four-year period.

The Company’s lease agreement at 880 Third Avenue expired on December 31, 2020 and has been renewed for calendar year 2021. Included in this lease is additional office space on the 10th floor along with the existing space on the 5th floor for an average monthly cost of approximately $8,730.

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

3.3	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

Exhibit Number	Description

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.7	Form of 2018 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

4.9	Description of Securities (incorporated by reference to the description of the Company’s common stock, par value $0.001 per share, under the heading “Description of Securities We May Offer—Authorized Capital Stock; Issued and Outstanding Capital Stock,” “—Common Stock,” “—Forum for Adjudication of Disputes, “—Anti-takeover Effects of Our Articles of Incorporation and By-laws, and “—Anti-takeover Effects of Nevada Law” in the Company’s Registration Statement on Form S-3 (File No. 333-245054), filed with the Securities and Exchange Commission on August 12, 2020)

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	Non-Disclosure, Assignment of Inventions, Non-Solicitation and Non-Compete Agreement dated as of April 18, 2012 between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.6	Indemnification Agreement dated July 10, 2012 between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.10 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.7	2012 Relmada Therapeutics, Inc. Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.11	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.13	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.14	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.15	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.17	Amended and Restated Employment Agreement, dated August 5, 2015, by and between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

Exhibit Number	Description

10.21	Assignment and Consent Agreement, dated June 6, 2017, among 275 Madison Avenue RPW 1 LLC, 275 Madison Avenue RPW 2, LLC, Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.21 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.22	Lease Agreement, dated May 2, 2017, between Relmada Therapeutics, Inc. and Regus Management Group, LLC. (incorporated by reference to Exhibit 10.22 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.23	Amended and Restated License Agreement, dated June 8, 2017, between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.23 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.27	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.28	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.29	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.30	Offer Letter, Dated March 28, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.31	Indemnification Agreement, dated April 2, 2018, between Relmada Therapeutics, Inc. and Ottavio Vitolo (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.32	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.33	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

Exhibit Number	Description

10.36	Lease Agreement, effective January 1, 2019, between Relmada Therapeutics, Inc. and 880 Third Avenue Tenant LLC (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.37	Settlement Agreement, dated February 6, 2019, among Najib Babul, Laidlaw & Company (UK) Ltd., Sandesh Seth, and Sergio Traversa (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.38	Consulting Agreement, effective March 25, 2019, between Relmada Therapeutics, Inc. and Najib Babul (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.39	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.43	Consulting Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 29, 2019).

10.44	Indemnification Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 29, 2019).

10.45	Confidential Information and Invention Assignment Agreement, dated July 29, 2019, by and between Charles S. Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on July 29, 2019).

10.46	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.47	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.5 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.48	Amended and Restated Unit Purchase Agreement dated November 27, 2019, between Relmada Therapeutics, Inc., and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.49	Amendment No.1 To License Agreement dated December 2, 2019, to the License Agreement dated January 16, 2018 between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.50	Director Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

Exhibit Number	Description

10.51	Indemnity Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.52	Director Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.53	Indemnity Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.54	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.55	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.56	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.57	Amendment No. 5 to Stock Option and Equity incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 9, 2020).

10.58	Employment Agreement, dated March 7, 2020, by and between Thomas Wessel and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 12, 2020).

10.59	Severance and Separation Agreement, dated April 1, 2020, by and between Ottavio Vitolo and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.60	Open Market Sale AgreementSM dated as of May 15, 2020 by and between Relmada Therapeutics, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 10.7 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.61*	Relmada Therapeutics, Inc., 2021 Equity Incentive Plan

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

23.1	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 24, 2021	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer,	March 24, 2021
Sergio Traversa	and Director

/s/ Maged Shenouda	Chief Financial Officer	March 24, 2021
Maged Shenouda

/s/ Charles J. Casamento	Chairman of the Board	March 24, 2021
Charles J. Casamento

/s/ Paul Kelly	Director	March 24, 2021
Paul Kelly

/s/ Eric Schmidt	Director	March 24, 2021
Eric Schmidt

/s/ John Glasspool	Director	March 24, 2021
John Glasspool