Form 10-Q
period 2021-03-31
RELMADA THERAPEUTICS, INC.
filed 2021-05-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 7, 2021, there were 16,796,237 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,804,042	$2,495,397
Short-term investments	98,899,732	114,595,525
Lease payments receivable – short term	81,133	79,457
Prepaid expenses	990,695	903,190
Total current assets	103,775,602	118,073,569
Fixed assets, net of accumulated depreciation	452	1,258
Other assets	25,000	25,000
Lease payments receivable – long term	65,454	86,377
Total assets	$103,866,508	$118,186,204

Commitments and Contingencies (See Note 8)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,082,796	$8,346,475
Accrued expenses	4,636,584	4,256,983
Total current liabilities	12,719,380	12,603,458

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,748,055 and 16,332,939 shares issued and outstanding, respectively	16,748	16,333
Additional paid-in capital	292,660,864	284,881,716
Accumulated deficit	(201,530,484)	(179,315,303)
Total stockholders’ equity	91,147,128	105,582,746
Total liabilities and stockholders’ equity	$103,866,508	$118,186,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating expenses:
Research and development	$14,022,227	$4,507,784
General and administrative	8,382,976	5,466,654
Total operating expenses	22,405,203	9,974,438

Loss from operations	(22,405,203)	(9,974,438)

Other income (expenses):
Interest/investment income, net	419,974	407,652
Realized loss on short-term investments	(52,789)	(171,611)
Unrealized loss on short-term investments	(177,163)	(934,919)
Total other income (expenses), net	190,022	(698,878)

Net loss	$(22,215,181)	$(10,673,316)

Net loss per common share – basic and diluted	$(1.34)	$(0.72)

Weighted average number of common shares outstanding – basic and diluted	16,572,672	14,738,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock-based compensation expense	-	-	5,851,284	-	5,851,284
Warrants exercised for cash	273,491	273	1,460,233	-	1,460,506
Options exercised for cash	141,625	142	467,631	-	467,773
Net loss	-	-	-	(22,215,181)	(22,215,181)
Balance - March 31, 2021	16,748,055	$16,748	$292,660,864	$(201,530,484)	$91,147,128

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock-based compensation expense	-	-	5,039,362	-	5,039,362
Warrants exercised for cash	447,107	447	3,041,726	-	3,042,173
Cashless warrant exercise	34,114	34	(34)	-	-
Options exercised	2,434	3	73,017	-	73,020
Net loss	-	-	-	(10,673,316)	(10,673,316)
Balance - March 31, 2020	14,940,668	$14,941	$243,676,817	$(130,532,225)	$113,159,533

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(22,215,181)	$(10,673,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	806	1,046
Stock-based compensation	5,851,284	5,039,362
Realized loss on short-term investments	52,789	171,611
Unrealized loss on short-term investments	177,163	934,919
Change in operating assets and liabilities:
Other receivable	-	(7,529)
Lease payment receivable	19,247	17,704
Prepaid expenses	(87,505)	177,855
Accounts payable	(263,679)	580,153
Accrued expenses	379,601	333,432
Net cash used in operating activities	(16,085,475)	(3,424,763)

Cash flows from investing activities
Purchase of short-term investments	(20,663,535)	(37,230,631)
Sale of short-term investments	36,129,376	13,598,416
Net cash provided by (used) in investing activities	15,465,841	(23,632,215)

Cash flows from financing activities
Principal payments of notes payable	-	(110,247)
Proceeds from options exercised for common stock	467,773	73,020
Proceeds from warrants exercised for common stock	1,460,506	3,042,173
Net cash provided by financing activities	1,928,279	3,004,946
Net increase/(decrease) in cash and cash equivalents	1,308,645	(24,052,032)
Cash and cash equivalents at beginning of the period	2,495,397	36,278,519
Cash and cash equivalents at end of the period	$3,804,042	$12,226,487

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$2,415

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$-	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $16,085,475 for the quarter ended March 31, 2021 and has an accumulated deficit of $201,530,484 from inception through March 31, 2021. At March 31, 2021, the Company had cash and short-term investments of $102,703,774.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2020 raised net proceeds from the sale of common stock of $19,791,644, $8,056,416 through the exercise of warrants and $735,514 through the exercise of options. The Company also raised an additional $1,928,279 during the three months ended March 31, 2021 from the exercises of options and warrants.

Management believes that their existing cash and cash equivalents will enable them to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated quarterly financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The ongoing pandemic may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the coronavirus (COVID-19) virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (“NAV”). The Company has adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s short-term investments of $98,899,732 at March 31, 2021 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the consolidated statement of operations under other income. The Company recorded an unrealized loss of $177,163, included in other income for the three months ended March 31, 2021.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2021 and December 31, 2020, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2021 and December 31, 2020. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the three months ended March 31, 2021 and 2020, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Three months ended
	March 31, 2021	March 31, 2020
Stock options	5,165,987	3,997,856
Common stock warrants	2,797,142	3,160,715
Total	7,963,129	7,158,571

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard effective January 1, 2021 and the standard did not have a significant impact on our consolidated financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2021	December 31, 2020
Insurance	$353,700	$527,600
Research and Development	454,400	291,800
Legal	11,000	11,000
Other	171,600	72,800
Total	$990,700	$903,200

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	March 31, 2021	December 31, 2020
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(16,200)	(15,400)
Fixed Assets		$500	$1,300

For the three months ended March 31, 2021 and 2020, the Company recognized depreciation expense of approximately $800 and $1,100, respectively.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2021	December 31, 2020
Research and development	$3,376,600	$2,183,800
Professional fees	149,000	150,900
Accrued bonus	365,200	1,444,900
Accrued vacation	401,200	351,200
Other	344,600	126,200
Total	$4,636,600	$4,257,000

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2021, the Company issued 273,491 shares of common stock for cash exercises of warrants for proceeds of $1,460,506.

During the three months ended March 31, 2021, the Company issued 141,625 shares of common stock for cash exercise of options for proceeds of $467,773.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2021, there were no shares available for future grants under the 2014 Plan and grants under the plan exceeded the total authorized options under the Plan by approximately 13,000. In the event the 2021 Incentive Plan is not approved these options will be cancelled. On March 19, 2021, the Company’s Board of Directors adopted, and at the annual shareholder meeting on May 20, 2021, Shareholders will be asked to approve a new 2021 Equity Incentive Plan which would allow for 1,500,000 shares to be available for future grants under the Plan.

As of March 31, 2021, no stock appreciation rights have been issued.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

On January 6, 2021, the Company awarded a total of 1,490,000 options to employees and directors with an exercise price of $33.43 and a 10-year term vesting over a 4-year period. The options granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $39.7 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of March 31, 2021, performance metrics relating to the start of the Company’s second Phase 3 trial for 104,000 options were met. Vesting of such options is subject to the passage of time. At March 31, 2021, the Company incurred expense of $157,302 related to these options.

On February 18, 2021, the Company awarded a total of 25,000 options to an employee with an exercise price of $35.15 and a 10-year term, vesting over a 4-year period. The options have an aggregate fair value of $701,000 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.75% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends.

At March 31, 2021, the Company has unrecognized stock-based compensation expense of approximately $85.7 million related to unvested stock options over the weighted average remaining service period of 3.23 years.

Options

A summary of the changes in options during the three months ended March 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2020	3,905,737	$24.32	8.40	$48,952,339
Granted	1,515,000	33.46	9.78	-
Exercised	(141,625)	3.30	-	-
Forfeited	(113,125)	34.47	-	-
Outstanding and expected to vest at March 31, 2021	5,165,987	$27.36	8.68	$53,992,340
Options exercisable at March 31, 2021	1,409,421	$20.22	7.77	$25,192,625

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2020	2,670,633	$9.11
Granted	400,000	33.43
Exercised	(273,491)	5.34
Outstanding at March 31, 2021	2,797,142	$12.96
Vested at March 31, 2021	2,383,080	$9.57

At March 31, 2021, the Company had approximately $13.6 million of unrecognized compensation expense related to outstanding warrants.

On January 6, 2021, the Company awarded a total of 400,000 warrants to consultants with an exercise price of $33.43 and a 10-year term, vesting over 4-year period. The warrants granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The warrants have an aggregate fair value of $10.6 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of March 31, 2021, performance metrics relating to the start of the Company’s second Phase 3 trial for 40,000 warrants were met. Vesting of such options is subject to the passage of time. At March 31, 2021, the Company incurred expense of $60,501 related to these warrants.

At March 31, 2021 and December 31, 2020, the aggregate intrinsic value of warrants vested and outstanding was approximately $61.1 million and $61.2 million, respectively.

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (rounded to nearest $00):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Research and development	$545,800	$3,293,000
General and administrative	5,305,500	1,746,400
Total	$5,851,300	$5,039,400

NOTE 7 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Ottavio Vitolo, the Company’s Chief Medical Officer and Head of Research and Development, entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Vitolo severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until September 6, 2020. Dr. Vitolo had until March 6, 2021   to exercise his vested options and he was allowed to use a cashless exercise provision to exercise his vested options. As of March 31, 2021, the remaining vested options have been forfeited. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued and unpaid salary, vacation time and attorney’s fees totaling approximately $45,000.

Effective December 31, 2020, Dr. Thomas Wessel, the Company’s Executive Vice President, Head of Research and Development, entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Wessel severance of $237,500 in accordance with his employment contract. In addition, Dr. Wessel’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continue to vest until June 30, 2021. Dr. Wessel shall have until December 31, 2021 to exercise his vested options and he shall be allowed to use a cashless exercise provision to exercise his vested options. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued vacation time totaling approximately $28,940.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of March 31, 2021, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.  As of March 31, 2021, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Lawsuit Brought by Current Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. Subsequent to March 31, 2021, the Company settled this Complaint for an amount immaterial to the consolidated financial statements.

Leases and Sublease

The Company’s corporate headquarters are located at 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement for a period of one year. In accordance with ASU 2016-02, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. The monthly rent is approximately $8,800. For the three months ended March 31, 2021 and 2020, the Company recognized lease expense of approximately $15,900 and $41,600, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the three months ended March 31, 2021 and 2020, the Company recognized lease income of approximately $3,300 and $4,900, respectively. As of March 31, 2021, the balance of unearned interest income was approximately $11,500.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$79,200	$79,200	$-	$-	$-
Total obligations	$79,200	$79,200	$-	$-	$-

NOTE 9 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $40,320 and $8,058 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2021, 48,182 outstanding warrants and options were exercised for total cash proceeds of approximately $367,800.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

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

Phase 3 Program

On December 20, 2020, we announced that the first patient had been enrolled in the first Phase 3 clinical trial (RELIANCE I) for the Company’s lead product candidate, REL-1017, as an adjunctive treatment for major depressive disorder (MDD). On April 1st, 2021, Relmada announced the initiation of RELIANCE II, the second of two sister pivotal Phase 3 clinical trials (RELIANCE I and RELIANCE II) for the Company’s lead product candidate, REL-1017, as an adjunctive treatment for MDD.

Following discussions with the Food and Drug Administration (FDA), Relmada’s Phase 3 program includes the following key attributes:

●	The Phase 3 program consists of two sister, two-arm, placebo-controlled clinical trials. Each trial will be conducted in 55 clinical sites in the United States and will include approximately 400 MDD patients with inadequate response to standard antidepressants in their current depression episode. Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated will be the change from baseline on the Montgomery and Asberg Depression Rating Scale (MADRS) score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data could support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score will serve as a key secondary endpoint and will provide information on the time to treatment effect.

●	The Company expects to initiate the second Phase 3 trial, RELIANCE II, in the first half of 2021. Patients who complete RELIANCE I and RELIANCE II will be eligible to rollover into the long-term, open-label study, which is also expected to include subjects who had not previously participated in a REL-1017 clinical trial.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Start of Phase 2 monotherapy MDD trial in the first half of 2021.

●	Results of oxycodone human abuse potential study in mid 2021.

●	Results of IV ketamine human abuse potential study in the fourth quarter of 2021.

●	Results of RELIANCE I and RELIANCE II adjunctive MDD trials in the first half of 2022.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $22,215,181 for the three months ended March 31, 2021. At March 31, 2021, we have an accumulated deficit of $201,530,484.

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

We plan to further develop esmethadone as our priority program. As the drug esmethadone is an NCE, the regulatory pathway required to support and NDA submission will consist of conducting a full clinical development program. We plan to also generate intellectual property (IP) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, upon NDA approval, carry 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 months of pediatric exclusivity and up to 10 years of in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications will protect our technology and products once our patent applications for our products are approved.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, esmethadone currently in Phase 3 trials for the adjunctive treatment of MDD.

●	Robust, and highly statistically significant, efficacy seen with esmethadone in a randomized Phase II trial, with early onset of action seen at 4 days, with a dramatic effect size also observed at 7 days, primary endpoint, and 14 days (7 days post-treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models.

●	Potential in additional multiple indications in underserved markets with large patient population, such as MDD, other affective disorders, and cognitive disorders

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033. In addition, some of our drugs, including esmethadone have also been designated as Orphan Drugs by the FDA, thereby providing seven years of market exclusivity at launch.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended March 31, 2021 versus March 31, 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Increase (Decrease)
Operating Expenses
Research and development	$14,022,227	$4,507,784	$9,514,443
General and administrative	8,382,976	5,466,654	2,806,322
Total	$22,405,203	9,974,438	12,320,765

Research and Development Expense

Research and development expense for the three months ended March 31, 2021 was approximately $14,022,200 compared to $4,507,800 for the three months ended March 31, 2020, an increase of approximately $9,514,400. The increase was primarily due to:

●	Increase in study costs of $7,737,900 associated with the execution of our Phase 2 and 3 studies;

●	Increase in manufacturing and drug storage costs of $24,700;

●	Increase in pre-clinical and toxicology expenses of $184,600;

●	Increase in compensation expense of $46,800 related to the hiring of two additional research and development employees and their related bonuses;

●	A decrease in stock-based compensation expense of $1,200,800 primarily related the separation agreement with Ottavio Vitolo through which we incurred expenses of approximately $1,500,000 in 2020;

●	Increase in other research expenses of $2,721,200 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2021 was approximately $8,383,000 compared to $5,466,700 for the three months ended March 31, 2020, an increase of approximately $2,916,300. The increase was primarily due to:

●	Increase in compensation expense of $19,600 related to the hiring of four additional employees;

●	Increase in stock-based compensation expense of $2,012,600 related to the hiring of four additional employees;

●	Increase in other general and administrative expenses of $884,100 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $420,000 and $407,700 for the three months ended March 31, 2021 and 2020, respectively. Realized loss on short-term investments was approximately $52,800 and $171,600 for the three months ended March 31, 2021 and 2020, respectively. Unrealized loss on short-term investments was approximately $177,200 and $934,900 for the three months ended March 31, 2021 and 2020, respectively.

Net Loss

The net loss for the Company for the three months ended March 31, 2021 and 2020 was approximately $22,215,200 and $10,673,300, respectively. The Company had basic and diluted loss per share of $1.34  and $0.72 for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2021 and 2020, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $16,085,475 for the quarter ended March 31, 2021 and has an accumulated deficit of $201,530,484 from inception through March 31, 2021.

Relmada has funded its past operations through equity raises and most recently in 2020 Relmada raised net proceeds from the sale of common stock of $19,791,644, $8,056,416 through the exercise of warrants and $735,514 through the exercise of warrants. The Company also raised an additional $1,928,279 during the three months ended March 31, 2021 from the exercise of options and warrants.

Management believes that it has sufficient funding to continue ongoing operations for the at least 12 months from the issuance of the accompanying consolidated quarterly financial statements. Since March 31, 2021 and to date, the Company has received approximately $367,800 in warrant and option exercises, which resulted in the Company having approximately $96,833,000 in cash, cash equivalents and short term investments at May 12, 2021. Based on the budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the filing of these condensed consolidated financial statements. The Company expects that the burn rate for that time frame, will range between $75 and $100 million.

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash used in operating activities	$(16,085,745)	$(3,424,763)
Cash provided by (used) in investing activities	15,465,841	(23,632,215)
Cash provided by financing activities	1,928,279	3,004,946
Net increase/(decrease) in cash and cash equivalents	$1,308,645	$(24,052,032)

For the three months ended March 31, 2021, cash used in operating activities was $16,085,475 primarily due to the net loss of $22,215,181, prepaid expense of $87,505, and accounts payable of $263,679, offset by non-cash stock compensation charges of $5,851,284, unrealized loss of $177,163, realized loss of $52,789, and accrued expenses of $379,601.

For the three months ended March 31, 2020, cash used in operating activities was $3,424,763 primarily due to the net loss of $10,673,316, offset by prepaid expense of $177,855, accounts payable of $580,153, unrealized loss of $934,919, realized loss of $171,611, accrued expenses of $333,432, and non-cash stock compensation charges of $5,039,362.

For the three months ended March 31, 2021, cash provided by investing activities was $15,465,841 related to the purchase of $20,663,535 and sale of $36,129,376 short-term investments.

For the three months ended March 31, 2020, cash used in investing activities was $23,632,215 related to the purchase of $37,230,631 and the sale of $13,598,416 short-term investments.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,928,279 due to proceeds from options exercised for common stock of $467,773 and proceeds from warrants exercised for common stock of $1,460,506.

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

Commitments and Contingencies

Please refer to Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2021 have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2021, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lawsuit Brought by Current Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. Subsequent to March 31, 2021, the Company settled this Complaint for an amount immaterial to the consolidated financial statements.

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

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2020, which include more detailed risk factors related to COVID-19.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2021	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)