Form 10-Q
period 2021-06-30
RELMADA THERAPEUTICS, INC.
filed 2021-08-10
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, there were 17,472,986 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,669,345	$2,495,397
Short-term investments	104,399,140	114,595,525
Lease payments receivable – short term	82,845	79,457
Prepaid expenses	1,548,880	903,190
Total current assets	110,700,210	118,073,569
Fixed assets, net of accumulated depreciation	-	1,258
Other assets	25,000	25,000
Lease payments receivable – long term	44,090	86,377
Total assets	$110,769,300	$118,186,204

Commitments and Contingencies (See Note 8)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,455,922	$8,346,475
Accrued expenses	3,460,821	4,256,983
Total current liabilities	13,916,743	12,603,458

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,468,819 and 16,332,939 shares issued and outstanding, respectively	17,469	16,333
Additional paid-in capital	324,917,516	284,881,716
Accumulated deficit	(228,082,428)	(179,315,303)
Total stockholders’ equity	96,852,557	105,582,746
Total liabilities and stockholders’ equity	$110,769,300	$118,186,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$17,331,507	$5,323,953	$31,353,734	$9,831,737
General and administrative	9,130,373	7,433,249	17,513,349	12,899,903
Total operating expenses	26,461,880	12,757,202	48,867,083	22,731,640

Loss from operations	(26,461,880)	(12,757,202)	(48,867,083)	(22,731,640)

Other (expenses) income:
Interest/investment income, net	322,807	404,004	742,781	811,657
Realized (loss) gain on short-term investments	(123,590)	12,810	(176,379)	(158,801)
Unrealized (loss) gain on short-term investments	(289,281)	1,221,947	(466,444)	287,027

Total other (expenses) income	(90,064)	1,638,761	99,958	939,883

Net loss	$(26,551,944)	$(11,118,441)	$(48,767,125)	$(21,791,757)

Loss per common share – basic and diluted	$(1.56)	$(0.73)	$(2.90)	$(1.45)

Weighted average number of common shares outstanding – basic and diluted	17,054,646	15,323,051	16,814,991	15,030,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock based compensation			5,851,284	-	5,851,284
Warrant exercised for cash	273,491	273	1,460,233	-	1,460,506
Options exercised for cash	141,625	142	467,631	-	467,773
Net loss	-	-	-	(22,215,181)	(22,215,181)
Balance - March 31, 2021	16,748,055	16,748	292,660,864	(201,530,484)	91,147,128
Stock based compensation	-	-	8,268,376	-	8,268,376
Warrant exercised for cash	62,059	62	481,387	-	481,449
Options exercised for cash	7,031	7	49,491	-	49,498
ATM offering, net of offering costs	651,674	652	23,457,398		23,458,050
Net loss	-	-	-	(26,551,944)	(26,551,944)
Balance - June 30, 2021	17,468,819	$17,469	$324,917,516	$(228,082,428)	$96,852,557

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock based compensation			5,039,362	-	5,039,362
Warrant exercised for cash	447,107	447	3,041,726	-	3,042,173
Cashless warrant exercise	34,114	34	(34)	-	-
Options exercised	2,434	3	73,017	-	73,020
Net loss	-	-	-	(10,673,316)	(10,673,316)
Balance - March 31, 2020	14,940,668	14,941	243,676,817	(130,532,225)	113,159,533
Stock based compensation			7,302,513	-	7,302,513
Warrant exercised for cash	368,364	368	2,576,735	-	2,577,103
Cashless warrant exercise	1,840	2	(2)	-	-
Options exercised	113,281	113	457,510	-	457,623
ATM offering, net of offering costs	427,700	428	19,854,590		19,855,018
Net loss	-	-	-	(11,118,441)	(11,118,441)
Balance - June 30, 2020	15,851,853	$15,852	$273,868,163	$(141,650,666)	$132,233,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(48,767,125)	$(21,791,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,258	2,075
Stock-based compensation	14,119,660	12,341,875
Realized loss on short-term investments	176,379	158,801
Unrealized loss (gain) on short-term investments	466,444	(287,027)
Change in operating assets and liabilities:
Lease payment receivable	38,899	35,782
Prepaid expenses	(645,690)	183,329
Accounts payable	2,109,447	442,506
Accrued expenses	(796,162)	535,997
Net cash used in operating activities	(33,296,890)	(8,378,419)

Cash flows from investing activities
Purchase of short-term investments	(56,872,459)	(62,364,176)
Sale of short-term investments	66,426,021	22,393,644
Net cash provided by (used) in investing activities	9,553,562	(39,970,532)

Cash flows from financing activities
Principal payments of notes payable	-	(110,247)
Proceeds from issuance of common stock	23,458,050	19,855,018
Proceeds from options exercised for common stock	517,271	530,643
Proceeds from warrants exercised for common stock	1,941,955	5,619,276
Net cash provided by financing activities	25,917,276	25,894,690
Net increase/(decrease) in cash and cash equivalents	2,173,948	(22,454,261)
Cash and cash equivalents at beginning of the period	2,495,397	36,278,519

Cash and cash equivalents at end of the period	$4,669,345	$13,824,258

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$954

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$-	$36

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

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $33,296,890 for the six months ended June 30, 2021 and has an accumulated deficit of $228,082,428 from inception through June 30, 2021. At June 30, 2021, the Company had cash and short term investments of $109,068,485.

Relmada has funded its past operations through equity raises and most recently in 2021 raised net proceeds from the sale of common stock of $23,458,050 through our ATM offering and $1,941,955 through the exercise of warrants. The Company also raised an additional $517,271 during the six months ended June 30, 2021 from the exercises of options.

Management believes that the Company’s existing cash and cash equivalents will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated quarterly financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these consolidated financial statements.

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

The Company’s short-term investment instruments of $104,399,140 at June 30, 2021 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded an unrealized loss of $289,281 and $466,444 included in other income for the three and six months ended June 30, 2021, respectively. The Company recorded an unrealized gain of $1,221,947 and $287,027 included in other income for the three and six months ended June 30, 2020, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2021 and December 31, 2020, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2021 and December 31, 2020. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the six months ended June 30, 2021 and 2020, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Six months ended
	June 30, 2021	June 30, 2020
Stock options	5,158,956	4,134,575
Common stock warrants	2,755,083	2,905,369
Total	7,914,039	7,039,944

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard effective January 1, 2021 and the standard did not have a significant impact on our condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call options that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this new guidance on the condensed consolidated financial statements and the related disclosures.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2021	December 31, 2020
Insurance	$1,325,400	$527,600
Research and Development	135,600	291,800
Legal	11,000	11,000
Other	76,900	72,800
Total	$1,548,900	$903,200

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	June 30, 2021	December 31, 2020
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(16,700)	(15,400)
Fixed Assets		$-	$1,300

For the six months ended June 30, 2021 and 2020, the Company recognized depreciation expense of approximately $1,300 and $2,100, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2021	December 31, 2020
Research and development	$2,181,000	$2,183,800
Professional fees	138,800	150,900
Accrued bonus	650,200	1,444,900
Accrued vacation	414,400	351,200
Other	76,400	126,200
Total	$3,460,800	$4,257,000

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2021, the Company issued 335,550 shares of common stock, for cash exercises of warrants for proceeds of $1,941,955.

During the six months ended June 30, 2021, the Company also issued 148,656 shares of common stock for cash exercises of options for proceeds of $517,271.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company is not obligated to sell any shares under the agreement. During the six months ended June 30, 2021, the Company issued 651,674 shares of common stock for net cash proceeds of approximately $23,500,000 under the agreement. During the six months ended June 30, 2020 the Company issued 427,700 shares of common stock for net cash proceeds of approximately $19,900,000 under the agreement.

Options and Warrants

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors.

In May 2021 the shareholders approved Relmada’s Board of Director approved 2021 Equity Incentive Plan which allows for the granting of 1,500,000 options or other stock awards.

These combined plans allow for the granting of up to 6,652,942 options or stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2021, there were 1,493,986 shares available for future grants under the combined Equity Incentive Plans.

As of June 30, 2021, no stock appreciation rights have been issued.

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

On January 6, 2021, the Company awarded a total of 1,490,000 options to employees and directors with an exercise price of $33.43 and a 10-year term vesting over a 4-year period. The options granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $39.7 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of June 30, 2021, four performance metrics for 364,000 options were met. Vesting of such options is subject to the passage of time. At June 30, 2021, the Company incurred expense of $1,154,180 related to these options.

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

At June 30, 2021, the Company has unrecognized stock-based compensation expense of approximately $78.4 million related to unvested stock options over the weighted average remaining service period of 3.00 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the six months ended June 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2020	3,905,737	$24.32	8.40	$48,952,339
Granted	1,515,000	$33.46	9.53	$-
Exercised	(148,656)	$3.48	-	$-
Forfeited	(113,125)	$34.47	-	$-
Outstanding and expected to vest at June 30, 2021	5,158,956	$27.38	8.44	$44,581,203
Options exercisable at June 30, 2021	1,785,828	$21.90	7.70	$25,677,980

Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2020	2,670,633	$9.11
Granted	420,000	$33.39
Exercised	(335,550)	$5.79
Outstanding at June 30, 2021	2,755,083	$13.22
Vested at June 30, 2021	2,335,864	$9.74

At June 30, 2021, the Company had approximately $13.3 million of unrecognized compensation expense related to outstanding warrants.

On January 6, 2021, the Company awarded a total of 400,000 warrants to consultants with an exercise price of $33.43 and a 10-year term, vesting over 4-year period. The warrants granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The warrants have an aggregate fair value of $10.6 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of June 30, 2021, four performance metrics for 140,000 warrants were met. Vesting of such options is subject to the passage of time. At June 30, 2021, the Company incurred expense of $443,916 related to these warrants.

On June 18, 2021, the Company awarded a total of 10,000 warrants to a consultant with an exercise price of $30.90 and a 5-year term, vesting over a 1-year period. The warrants granted are time based vesting. The warrants have an aggregate fair value of $190,401 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.47% (2) expected life of 3.00 years, (3) expected volatility of 100%, and (4) zero expected dividends.

On June 25, 2021, the Company awarded a total of 10,000 warrants to a consultant with an exercise price of $34.35 and a 5-year term, vesting over a 1-year period. The warrants granted are time based vesting. The warrants have an aggregate fair value of $211,653 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.48% (2) expected life of 3.00 years, (3) expected volatility of 100%, and (4) zero expected dividends.

At June 30, 2021, the aggregate intrinsic value of warrants vested and outstanding was approximately $52.4 and $52.5, respectively.

At December 31, 2020, the aggregate intrinsic value of warrants vested and outstanding was approximately $61.0 and $61.2 million, respectively.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the six months ended June 30, 2021 and 2020 (rounded to nearest $00):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Research and development	$2,506,700	$3,122,500
General and administrative	11,613,000	9,219,400
Total	$14,119,700	$12,341,900

NOTE 7 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Ottavio Vitolo, the Company’s Chief Medical Officer and Head of Research and Development, entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Vitolo severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until September 6, 2020. Dr. Vitolo had until March 6, 2021 to exercise his vested options and he was allowed to use a cashless exercise provision to exercise his vested options. On March 6, 2021, the remaining vested options were forfeited. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company agreed to pay accrued and unpaid salary, vacation time and attorney’s fees totaling approximately $45,000.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of August 10, 2021, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2021, the Company has not generated any revenue related to this license agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of June 30, 2021, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Lawsuit Brought by Previous Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. On April 9, 2021, the Company settled this Complaint for an amount immaterial to the consolidated financial statements.

Leases and Sublease

The Company’s corporate headquarters are located at 880 Third Avenue, 12th Floor, New York, New York 10022 pursuant to a lease agreement for a period of one year. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. The monthly rent is approximately $8,800. For the six months ended June 30, 2021 and 2020, the Company recognized lease expense of approximately $38,700 and $83,000, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the six months ended June 30, 2021 and 2020, the Company recognized lease income of approximately $6,300 and $9,400, respectively. As of June 30, 2021, the balance of unearned interest income was approximately $8,600.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$52,800	$52,800	$-	$-	$-
Total obligations	$52,800	$52,800	$-	$-	$-

NOTE 9 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $78,800 and $27,800 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2021, 4,167 outstanding warrants were exercised for total cash proceeds of approximately $25,000.

On July 12, 2021, the Company awarded a total of 10,000 warrants to a consultant with an exercise price of $34.77 and a 5 year term, vesting over a 1-year period.

On July 16, 2021, the Company executed a license agreement with Arbormentis, LLC with an upfront fee of approximately $15 million, consisting of a mix of cash and equity, in addition to potential milestone payment totaling in excess of $150 million. The license agreement is filed as exhibit 10.2 to this Report. Dr. Paolo Manfredi, Relmada’s Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, Relmada’s Acting Chief Medical Officer, are among the scientists affiliated with Arbormentis.

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

LS = Least Squares; d = Cohen’s effect size

The study also confirmed the tolerability profile of REL-1017, which was also observed in the Phase 1 studies. Subjects experienced mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. The AEs observed in the Phase 2a clinical study were of the same nature as those observed in the Phase 1 clinical studies in d-Methadone, and there was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

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

Psilocybin License Agreement

In July 2021, we executed a License Agreement with Arbomentis, LLC which gives us the development and commercial rights to a novel psilocybin and derivate program. Under the terms of the agreement, we will pay Arbormentis an up-front fee of $15 million consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling in excess of $150 million related to pre-specified development and commercialization milestones. Arbormentis LLC is also eligible to receive a low single digit royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by us but is perpetual and not terminable by the licensor absent material breach of its terms by us. We will collaborate with Arbormentis on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Importantly, neuroplasticity plays a key role in the activity of REL-1017, Relmada' s lead program. Dr. Paolo Manfredi, our Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, our Acting Chief Medical Officer, are among the scientists affiliated with Arbormentis.

Human Abuse Potential (HAP) Study top-line results:

On July 27, 2021, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses, respectively) tested in recreational opioid users, demonstrated a highly statistically significant difference vs. the active control drug, oxycodone 40 mg. The study's primary endpoint was a measure of "likability" with the subjects rating the maximum effect (or Emax) for Drug Liking "at the moment", using a 1=100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. In summary, all tested doses of REL-1017, including the maximum tolerated dose, showed a highly statistically significant difference in abuse potential versus oxycodone with p-values less than 0.001.

Results are detailed in the table below.

	Placebo	REL-1017 25 mg	REL-1017 75 mg	REL-1017 150 mg	Oxycodone 40 mg
Mean Emax for Drug Liking	51.7	53.0	58.2	64.9	85.0
P-value for Difference vs. oxycodone 40 mg	<0.001	<0.001	<0.001	<0.001	-

These highly statistically significant data clearly demonstrate a very meaningful difference between REL-1017 and oxycodone at all three tested doses. These results, along with previously published literature, confirm the lack of opioid effects of REL-1017.

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

Esmethadone Overview and Mechanism of Action

Esmethadone’s mechanism of action, as a low affinity, non-competitive NMDA channel blocker or antagonist, is fundamentally differentiated from most currently FDA-approved antidepressants, as well as all atypical antipsychotics used adjunctively with standard, FDA-approved antidepressants. Working through the same brain mechanisms as ketamine and esketamine but potentially lacking their adverse side effects, esmethadone is being developed as a rapidly acting, oral agent for the treatment of depression and potentially other CNS conditions.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $48,767,125 for the six months ended June 30, 2021. At June 30, 2021, we have an accumulated deficit of $228,082,428.

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

We plan to further develop esmethadone as our priority program. As the drug esmethadone is an NCE, the regulatory pathway required to support an NDA submission will consist of conducting a full clinical development program. We plan to also generate intellectual property (IP) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, esmethadone currently in Phase 3 trials for the adjunctive treatment of MDD.

●	Robust, and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial, the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Active on-going Phase 3 program, with two mirror-sister Phase 3 registration studies currently enrolling for the treatment of Major Depressive Disorder (MDD), with open-label safety extension study also currently on-going.

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models.

●	Potential in additional multiple indications in underserved markets with large patient population, such as MDD, other affective disorders, and cognitive disorders

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033. In addition, some of our drugs, including esmethadone have also been designated as Orphan Drugs by the FDA, thereby providing seven years of market exclusivity at launch.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended June 30, 2021 versus June 30, 2020

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)
Operating Expenses
Research and development	$17,331,507	$5,323,953	$12,007,554
General and administrative	9,130,373	7,433,249	1,697,124
Total	$26,461,880	$12,757,202	$13,704,678

Research and Development Expense

Research and development expense for the three months ended June 30, 2021 was approximately $17,331,500 compared to $5,324,000 for the three months ended June 30, 2020, an increase of approximately $12,007,500. The increase was primarily due to:

●	Increase in study costs of $10,325,500 associated with the execution of our Phase 2 and 3 studies;

●	Decrease in manufacturing and drug storage costs of $161,900;

●	Decrease in compensation expense of $270,500 due to a decrease in research and development employees and their related bonuses;

●	An increase in stock-based compensation expense of $584,800;

●	Increase in other research expenses of $1,529,600 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2021 was approximately $9,130,400 compared to $7,433,200 for the three months ended June 30, 2020, an increase of approximately $1,697,200. The increase was primarily due to:

●	Increase in compensation expense of $497,200 related to the hiring of two additional employees;

●	Increase in stock-based compensation expense of $381,100 primarily related to options granted to employees, as well as the hiring of two additional employees;

●	Increase in other general and administrative expenses of $818,900 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $322,800 and $404,000 for the three months ended June 30, 2021 and 2020, respectively. Realized loss on short-term investments was approximately $123,600 for the three months ended June 30, 2021 compared to a realized gain of approximately $12,800 for the three months ended June 30, 2020. Unrealized loss on short-term investments was approximately $289,300 for the three months ended June 30, 2021 compared to an unrealized gain of approximately $1,221,900 for the three months ended June 30, 2020.

Net Loss

The net loss for the Company for the three months ended June 30, 2021 and 2020 was approximately $26,551,900 and $11,118,400, respectively. The Company had loss per share of basic and diluted $1.56 and 0.73 for the three months ended June 30, 2021 and 2020, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended June 30, 2021 and 2020, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2021 versus June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)
Operating Expenses
Research and development	$31,353,734	$9,831,737	$21,521,997
General and administrative	17,513,349	12,899,903	4,613,446
Total	$48,867,083	$22,731,640	$26,135,443

Research and Development Expense

Research and development expense for the six months ended June 30, 2021 was approximately $31,353,700 compared to $9,831,700 for the six months ended June 30, 2020, an increase of approximately $21,522,000. The increase was primarily due to:

●	Increase in study costs of $18,063,400 associated with the execution of our Phase 2 and 3 studies;

●	Increase in manufacturing and drug storage costs of $666,900;

●	Decrease in pre-clinical and toxicology expenses of $212,300;

●	Decrease in compensation expense of $223,700 due to a decrease in research and development employees and their related bonuses;

●	A decrease in stock-based compensation expense of $615,800 primarily related the separation agreement with Ottavio Vitolo through which we incurred expenses of approximately $1,500,000 in 2020;

●	Increase in other research expenses of $3,843,500 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2021 was approximately $17,513,300 compared to $12,899,900 for the six months ended June 30, 2020, an increase of approximately $4,613,400. The increase was primarily due to:

●	Increase in compensation expense of $516,800 related to the hiring of two additional employees;

●	Increase in stock-based compensation expense of $2,393,700 related to the hiring of two additional employees;

●	Increase in other general and administrative expenses of $1,702,900 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $742,800 and $811,700 for the six months ended June 30, 2021 and 2020, respectively. Realized loss on short-term investments was approximately $176,400 and $158,800 for the six months ended June 30, 2021 and 2020, respectively. Unrealized loss on short-term investments was approximately $466,400 for the six months ended June 30, 2021 compared to an unrealized gain of approximately $287,000 for the six months ended June 30, 2020.

Net Loss

The net loss for the Company for the six months ended June 30, 2021 and 2020 was approximately $48,767,100 and $21,791,800 respectively. The Company had loss per share of basic and diluted $2.90 and $1.45 for the six months ended June 30, 2021 and 2020, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2021 and 2020, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $33,296,890 for the six months ended June 30, 2021 and has an accumulated deficit of $228,082,428 from inception through June 30, 2021. At June 30, 2021, the Company had cash and short term investments of $109,068,485.

Relmada has funded its past operations through equity raises and most recently in 2021 raised net proceeds from the sale of common stock of $23,458,050 through our ATM offering and $1,941,955 through the exercise of warrants. The Company also raised an additional $517,271 during the six months ended June 30, 2021 from the exercises of options.

Management believes that it has sufficient funding to continue ongoing operations for at least 12 months from the issuance of the accompanying condensed consolidated quarterly financial statements. Since June 30, 2021 and to date, the Company has received approximately $25,000 in warrant exercises, which resulted in the Company having approximately $97.7 million in cash, cash equivalents and short term investments at August 10, 2021. Based on its budgeted cash flow requirements, the Company believes these funds are sufficient to fund its ongoing operations for at least 12 months after the filing of these condensed consolidated quarterly financial statements. The Company expects that the burn rate for that time frame, will range between $75 and $85 million.

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash used in operating activities	$(33,296,890)	$(8,378,419)
Cash provided by/(used in) investing activities	9,553,562	(39,970,532)
Cash provided by financing activities	25,917,276	25,894,690
Net increase/(decrease) in cash and cash equivalents	$2,173,948	$(22,454,261)

For the six months ended June 30, 2021, cash used in operating activities was $33,296,890 primarily due to the net loss of $48,767,125, prepaid expense of $645,690, accrued expenses of $796,162 offset by non-cash stock compensation charges of $14,119,660, accounts payable of $2,109,447, unrealized loss of $466,444, and realized loss of $176,379.

For the six months ended June 30, 2020, cash used in operating activities was $8,378,419 primarily due to the net loss of $21,791,757, offset by non-cash stock compensation charges of $12,341,875, prepaid expense of $183,329, accounts payable of $442,506, unrealized gain of $287,027, realized loss of $158,801, and accrued expenses of $535,997.

For the six months ended June 30, 2021, cash provided by investing activities was $9,553,562 related to the net purchase and sale of short-term investments.

For the six months ended June 30, 2020, cash used in investing activities was $39,970,532 related to the net purchase and sale of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2021 was $25,917,276 due to proceeds from options exercised for common stock of $517,271, proceeds from warrants exercised for common stock of $1,941,955, and sales of common stock of $23,458,050.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changed in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources or capital resources that is material to investors.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2021 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2021, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lawsuit Brought by Previous Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. On April 9, 2021, the Company settled this Complaint for an amount immaterial to the consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 18, 2021, the Company issued warrants to purchase 10,000 shares of common stock to a consultant for services pursuant to a consulting agreement, with an exercise price of $30.90 and a 5-year term, vesting over a 1-year period. The warrants granted are time-based vesting. The issuance of these warrants was exempt from registration under the Securities Act pursuant to Section 4(1)(2) thereof and/or Rule 506 thereunder, as not involving any public offering.

On June 25, 2021, the Company issued warrants to purchase 10,000 shares of common stock to a consultant for services pursuant to a consulting agreement, with an exercise price of $34.35 and a 5-year term, vesting over a 1-year period. The warrants granted are time-based vesting. The issuance of these warrants was exempt from registration under the Securities Act pursuant to Section 4(1)(2) thereof and/or Rule 506 thereunder, as not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

10.1	Relmada Therapeutics, Inc. 2021 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2021

10.2	License Agreement dated as of July 16, 2021, between Arbormentis, LLC and Relmada Therapeutics, Inc.*	Filed Herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

*	Certain information identified by [***] has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private or confidential.
**	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2021	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)