Form 10-Q
period 2021-09-30
RELMADA THERAPEUTICS, INC.
filed 2021-11-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000- 55347

RELMADA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2222 Ponce de Leon, Floor 3 Coral Gables, FL	33134
(Address of Principal Executive Offices)	(Zip Code)

(786) 629-1376

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

As of November 10, 2021, there were 17,530,830 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30,	As of
	2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,449,294	$2,495,397
Short-term investments	76,637,802	114,595,525
Lease payments receivable – short term	84,592	79,457
Prepaid expenses	2,715,478	903,190
Total current assets	90,887,166	118,073,569
Fixed assets, net of accumulated depreciation	-	1,258
Other assets	25,000	25,000
Lease payments receivable – long term	22,275	86,377
Total assets	$90,934,441	$118,186,204

Commitments and Contingencies (See Note 8)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,708,546	$8,346,475
Accrued expenses	5,538,804	4,256,983
Total current liabilities	18,247,350	12,603,458

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,501,554 and 16,332,939 shares issued and outstanding, respectively	17,502	16,333
Additional paid-in capital	343,358,208	284,881,716
Accumulated deficit	(270,688,619)	(179,315,303)
Total stockholders’ equity	72,687,091	105,582,746
Total liabilities and stockholders’ equity	$90,934,441	$118,186,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$33,993,974	$11,237,186	$65,347,708	$21,068,923
General and administrative	8,659,661	5,946,396	26,173,010	18,846,299
Total operating expenses	42,653,635	17,183,582	91,520,718	39,915,222

Loss from operations	(42,653,635)	(17,183,582)	(91,520,718)	(39,915,222)

Other (expenses) income:
Interest/investment income, net	297,648	363,300	1,040,429	1,174,957
Realized loss on short-term investments	(336,949)	(86,171)	(513,328)	(244,972)
Unrealized gain (loss) on short-term investments	86,745	3,946	(379,699)	290,973

Total other income - net	47,444	281,075	147,402	1,220,958

Net loss	$(42,606,191)	$(16,902,507)	$(91,373,316)	$(38,694,264)

Loss per common share – basic and diluted	$(2.44)	$(1.05)	$(5.36)	$(2.52)

Weighted average number of common shares outstanding – basic and diluted	17,478,477	16,044,670	17,038,583	15,371,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock based compensation	-	-	5,851,284	-	5,851,284
Warrant exercised for cash	273,491	273	1,460,233	-	1,460,506
Options exercised for cash	141,625	142	467,631	-	467,773
Net loss	-	-	-	(22,215,181)	(22,215,181)
Balance - March 31, 2021	16,748,055	$16,748	$292,660,864	$(201,530,484)	$91,147,128
Stock based compensation	-	-	8,268,376	-	8,268,376
Warrant exercised for cash	62,059	62	481,387	-	481,449
Options exercised for cash	7,031	7	49,491	-	49,498
ATM offering, net of offering costs	651,674	652	23,457,398	-	23,458,050
Net loss	-	-	-	(26,551,944)	(26,551,944)
Balance - June 30, 2021	17,468,819	$17,469	$324,917,516	$(228,082,428)	$96,852,557
Warrants issued for license agreement	-	-	10,241,599	-	10,241,599
Stock based compensation	-	-	8,013,970	-	8,013,970
Warrant exercised for cash	20,835	21	174,993	-	175,014
Options exercised for cash	11,900	12	52,144	-	52,156
Equity offering costs	-	-	(42,014)	-	(42,014)
Net loss	-	-	-	(42,606,191)	(42,606,191)
Balance - September 30, 2021	17,501,554	$17,502	$343,358,208	$(270,688,619)	$72,687,091

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock based compensation	-	-	5,039,362	-	5,039,362
Warrant exercised for cash	447,107	447	3,041,726	-	3,042,173
Cashless warrant exercise	34,114	34	(34)	-	-
Options exercised	2,434	3	73,017	-	73,020
Net loss	-	-	-	(10,673,316)	(10,673,316)
Balance - March 31, 2020	14,940,668	$14,941	$243,676,817	$(130,532,225)	$113,159,533
Stock based compensation	-	-	7,302,513	-	7,302,513
Warrant exercised for cash	368,364	368	2,576,735	-	2,577,103
Cashless warrant exercise	1,840	2	(2)	-	-
Options exercised	113,281	113	457,510	-	457,623
Equity offering, net	427,700	428	19,854,590	-	19,855,018
Net loss	-	-	-	(11,118,441)	(11,118,441)
Balance - June 30, 2020	15,851,853	$15,852	$273,868,163	$(141,650,666)	$132,233,349
Stock based compensation	-	-	5,244,658	-	5,244,658
Warrant exercised for cash	214,899	215	1,566,815	-	1,567,030
Cashless warrant exercise	6,521	7	(7)	-	-
Options exercised	25,781	25	105,850	-	105,875
Cashless option exercised	90,204	90	(90)	-	-
Equity offering costs	-	-	(38,421)	-	(38,421)
Net loss	-	-	-	(16,902,507)	(16,902,507)
Balance - September 30, 2020	16,189,258	$16,189	$280,746,968	$(158,553,173)	$122,209,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(91,373,316)	$(38,694,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,258	2,929
Warrants issued for license agreement	10,241,599	-
Stock-based compensation	22,133,630	17,586,533
Realized loss on short-term investments	513,328	244,972
Unrealized loss/(gain) on short-term investments	379,699	(290,973)
Change in operating assets and liabilities:
Lease payment receivable	58,967	54,242
Prepaid expenses	(1,812,288)	(1,825,336)
Accounts payable	4,362,071	205,970
Accrued expenses	1,281,821	1,835,888
Net cash used in operating activities	(54,213,231)	(20,880,039)

Cash flows from investing activities
Purchase of short-term investments	(82,476,539)	(88,763,192)
Sale of short-term investments	119,541,235	53,380,266
Net cash provided by (used in) investing activities	37,064,696	(35,382,926)

Cash flows from financing activities
Principal payments of notes payable	-	(110,247)
Proceeds from issuance of common stock – net	23,416,036	19,816,597
Proceeds from options exercised for common stock	569,427	636,518
Proceeds from warrants exercised for common stock	2,116,969	7,186,306
Net cash provided by financing activities	26,102,432	27,529,174
Net increase /(decrease) in cash and cash equivalents	8,953,897	(28,733,791)
Cash and cash equivalents at beginning of the period	2,495,397	36,278,519

Cash and cash equivalents at end of the period	$11,449,294	7,544,728

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$2,415

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$-	$43
Cashless exercise of options for common stock	$-	$90

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $54,213,231 for the nine months ended September 30, 2021 and has an accumulated deficit of $270,688,619 from inception through September 30, 2021. At September 30, 2021, the Company had cash and short term investments of $88,087,096.

Relmada has funded its past operations through equity raises and most recently in 2021 raised net proceeds from the sale of common stock of $23,416,036 through our ATM offering and $2,116,969 through the exercise of warrants. The Company also raised an additional $569,427 during the nine months ended September 30, 2021 from the exercises of options.

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

Risks and Uncertainties

The ongoing pandemic may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the coronavirus (COVID-19). However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are the valuation of research and development expenses, stock-based compensation expenses and deferred tax assets and the related valuation allowance.

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

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). The Company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments, which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

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

The Company’s short-term investment instruments of $76,637,802 at September 30, 2021 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded an unrealized gain/(loss) of $86,745 and $(379,699) included in other income for the three and nine months ended September 30, 2021, respectively. The Company recorded an unrealized gain of $3,946 and $290,973 included in other income for the three and nine months ended September 30, 2020, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2021 and December 31, 2020, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2021 and December 31, 2020. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development, salaries and benefits, stock-based compensation, and consultants. The Company expenses all research and development costs in the period incurred. The Company makes an estimate of costs in relation to clinical study contracts. The Company analyzes the progress of studies, including the progress of clinical studies, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability.

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

For the nine months ended September 30, 2021 and 2020, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2021	September 30, 2020
Stock options	5,043,931	4,110,425
Common stock warrants	3,244,248	2,674,265
Total	8,288,179	6,784,690

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2021	December 31, 2020
Insurance	$542,000	$527,600
Research and Development	2,025,600	291,800
Legal	11,000	11,000
Other	136,900	72,800
Total	$2,715,500	$903,200

NOTE 4 - FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following (rounded to nearest $00):

	Useful lives	September 30, 2021	December 31, 2020
Computer and Software	3 years	$16,700	$16,700
Less: accumulated depreciation		(16,700)	(15,400)
Fixed Assets		$-	$1,300

For the nine months ended September 30, 2021 and 2020, the Company recognized depreciation expense of approximately $1,258 and $2,929, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2021	December 31, 2020
Research and development	$3,977,500	$2,183,800
Professional fees	174,200	150,900
Accrued bonus	867,000	1,444,900
Accrued vacation	413,500	351,200
Other	106,600	126,200
Total	$5,538,800	$4,257,000

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2021, the Company issued 356,385 shares of common stock for cash exercises of warrants for proceeds of $2,116,969.

During the nine months ended September 30, 2021, the Company issued 160,556 shares of common stock for the exercise of options for proceeds of $569,427.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company is not obligated to sell any shares under the agreement. During the nine months ended September 30, 2021, the Company issued 651,674 shares of common stock for net cash proceeds of $23,416,036 under the agreement. During the nine months ended September 30, 2020, the Company issued shares of common stock for net cash proceeds of $19,816,597.

Options and Warrants

In December 2014, the Board of Directors adopted and the Company’s shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors.

In May 2021, the Company’s shareholders approved Relmada’s Board of Director approved 2021 Equity Incentive Plan which allows for the granting of 1,500,000 options or stock awards.

These combined plans allow for the granting of up to 6,652,942 options or stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2021, 1,609,011 shares were available for future grants under the Plan.

As of September 30, 2021, no stock appreciation rights have been issued.

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

On January 6, 2021, the Company awarded a total of 1,490,000 options to employees and directors with an exercise price of $33.43 and a 10-year term vesting over a 4-year period. The options granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $39.7 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of September 30, 2021, five performance metrics for 468,000 options were met. Vesting of such options is subject to the passage of time. At September 30, 2021, the Company incurred expense of $2,268,562 related to these options.

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

At September 30, 2021, the Company has unrecognized stock-based compensation expense of approximately $67.6 million related to unvested stock options over the weighted average remaining service period of 2.76 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2020	3,905,737	$24.32	8.40	$48,952,339
Granted	1,515,000	$33.46	9.28	$-
Exercised	(160,556)	$3.56	-	$-
Forfeited	(216,250)	$39.61	-	$-
Outstanding at September 30, 2021	5,043,931	$27.07	8.18	$33,664,009
Options exercisable at September 30, 2021	2,079,396	$22.59	7.54	$21,827,709

Warrants

A summary of the changes in outstanding warrants during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2020	2,670,633	$9.11
Granted	930,000	$32.21
Exercised	(356,385)	$5.94
Outstanding at September 30, 2021	3,244,248	$16.08
Warrants Vested at September 30, 2021	2,829,873	$8.13

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

At September 30, 2021, the Company had approximately $12.5 million of unrecognized compensation expense related to outstanding warrants.

On January 6, 2021, the Company awarded a total of 400,000 warrants to consultants with an exercise price of $33.43 and a 10-year term, vesting over 4-year period. The warrants granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The warrants have an aggregate fair value of $10.6 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of September 30, 2021, five performance metrics for 180,000 warrants were met. Vesting of such options is subject to the passage of time. At September 30, 2021, the Company incurred expense of $872,524 related to these warrants.

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

On June 25, 2021, the Company awarded a total of 10,000 warrants to a consultant with an exercise price of $34.35 and a 5-year term, vesting over a 1-year period. The warrants granted are time based vesting. The warrants have an aggregate fair value of $211,653 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.43% (2) expected life of 3.00 years, (3) expected volatility of 100%, and (4) zero expected dividends.

On July 12, 2021, the Company awarded a total of 10,000 warrants to a consultant with an exercise price of $34.77 and a 5-year term, vesting over a 1-year period. The warrants granted are time based vesting. The warrants have an aggregate fair value of $212,219 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.43% (2) expected life of 3.00 years, (3) expected volatility of 99%, and (4) zero expected dividends.

On July 16, 2021, the Company awarded a total of 500,000 warrants to Arbormentis, LLC with an exercise price of $31.17 and a 7-year term, vesting immediately. The warrants have an aggregate fair value of $10,241,599 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.48% (2) expected life of 3.50 years, (3) expected volatility of 101%, and (4) zero expected dividends.

At September 30, 2021, the aggregate intrinsic value of warrants vested and outstanding was approximately $40.0 million and $40.1 million, respectively.

At December 31, 2020, the aggregate intrinsic value of warrants vested and outstanding was approximately $61.0 million and $61.2 million, respectively.

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (rounded to nearest $00):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Research and development	$14,341,700	$4,635,300
General and administrative	18,033,500	12,951,200
Total	$32,375,200	$17,586,500

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of November 12, 2021, no discussions are active between the Company and Wonpung.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2021, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to d-methadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding d-methadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of September 30, 2021, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

Arbormentis, LLC

On July 16, 2021, the Company entered into a License Agreement with Arbormentis, LLC, a privately held Delaware limited liability company, by which the Company acquired development and commercial rights to a novel psilocybin and derivate program from Arbormentis, LLC, worldwide excluding the countries of Asia.  The Company will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Under the terms of the License Agreement, the Company paid Arbormentis, LLC an upfront fee of $12.7 million, consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC is also eligible to receive a low single digit royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by the Company but is perpetual and not terminable by the licensor absent material breach of its terms by the Company.

The new licensed program stems from an international collaboration among U.S., European and Swiss scientists that has focused on the discovery and development of compounds that may promote neural plasticity.  Dr. Paolo Manfredi, Relmada’s Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, Relmada’ s Acting Chief Medical Officer, are among the scientists affiliated with Arbormentis, LLC.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement for a period of 4 months. The Company’s previous lease at 880 Third Avenue, 12th Floor, New York, NY 10022 was terminated as of July 31, 2021. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 5 months. The monthly rent is approximately $11,000. For the nine months ended September 30, 2021 and 2020, the Company recognized lease expense of approximately $87,100 and $124,400, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (“FFE”) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the nine months ended September 30, 2021 and 2020, the Company recognized lease income of approximately $8,800 and $13,500, respectively. As of September 30, 2021, the balance of unearned interest income was approximately $6,100.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office lease	$33,000	$33,000	$-	$-	$-
Total obligations	$33,000	$33,000	$-	$-	$-

NOTE 9 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $101,100 and $58,500 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2021, 29,276 outstanding warrants were exercised for total cash proceeds of approximately $178,170.

On October 1, 2021, the Company awarded a total of 42,000 warrants to a consultant with an exercise price of $26.74 and a 10-year term, vesting over a 4-year period.

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

Our lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. On October 15, 2019 we reported top-line data from study REL-1017-202. This was a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two oral doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with major depressive disorder (MDD), who experienced an inadequate response to 1 to 3 treatments with an antidepressant medication.

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

Key findings:

We observed that subjects in both the REL-1017 25 mg and 50 mg treatment groups experienced statistically significant improvement on efficacy measures tested as compared to subjects in the placebo group, including: the Montgomery-Asberg Depression Rating Scale (MADRS); the Clinical Global Impression – Severity (CGI-S) scale; the Clinical Global Impression – Improvement (CGI-I) scale; and the Symptoms of Depression Questionnaire (SDQ).

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

LS = Least Squares; d = Cohen’s effect size

The study also confirmed the tolerability profile of REL-1017, which was observed in the Phase 1 studies. Subjects experienced only mild and moderate adverse events (AEs), and no serious adverse events, without significant differences between placebo and treatment groups. The AEs observed in the Phase 2a clinical study were of the same nature as those observed in the Phase 1 clinical studies of d-Methadone, and there was no evidence of either treatment induced psychotomimetic and dissociative AEs or withdrawal signs and symptoms upon treatment discontinuation.

Phase 3 Program

On December 20, 2020, Relmada announced that the first patient had been enrolled in the first Phase 3 clinical trial (RELIANCE I) for the Company’s lead product candidate, REL-1017, as an adjunctive treatment for MDD.

Following discussions with the Food and Drug Administration (FDA), Relmada’s adjunctive MDD Phase 3 program includes the following key attributes:

●	The Phase 3 program consists of two sister, two-arm, placebo-controlled clinical trials. Each trial will be conducted in 55 clinical sites in the United States and will include planned enrollment of 364 MDD patients with inadequate response to standard antidepressants in their current depression episode. Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated will be the change from baseline on the MADRS score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data could support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score will serve as a key secondary endpoint and will provide information on the time to treatment effect.

On April 1, 2021, Relmada announced the initiation of RELIANCE II, the second of two sister pivotal Phase 3 clinical trials (RELIANCE I and RELIANCE II) for the Company’s lead product candidate, REL-1017, as an adjunctive treatment for MDD. Patients who complete RELIANCE I and RELIANCE II are eligible to rollover into the long-term, open-label study, which also includes subjects who had not previously participated in a REL-1017 clinical trial.

On October 4, 2021, Relmada announced RELIANCE III, the ongoing monotherapy trial for the Company’s lead product candidate, REL-1017, aims to randomize 364 patients and it is expected to be completed in second quarter of 2022.

In addition, in order to support potential regulatory submissions seeking approval for REL-1017 as monotherapy and adjunctive treatment, the FDA confirmed that, based on what is known at this time, Relmada will not be required to conduct a two-year carcinogenicity study of REL-1017, as sufficient clinical data have been generated to date. The FDA also confirmed that Relmada does not need to conduct a TQT cardiac study in humans to support cardiac safety in potential regulatory submissions for REL-1017, as the data provided so far and the data generated by the Phase 3 program will be adequate to evaluate the cardiac safety profile of REL-1017.

Psilocybin License Agreement

In July 2021, we executed a License Agreement with Arbomentis, LLC which gives us the development and commercial rights to a novel psilocybin and derivate program. Under the terms of the agreement, we paid Arbormentis, LLC an up-front fee of $12.7 million consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC is also eligible to receive a low single digit royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by us but is perpetual and not terminable by the licensor absent material breach of its terms by us. We will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Importantly, neuroplasticity plays a key role in the activity of REL-1017, Relmada’ s lead program. Dr. Paolo Manfredi, our Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, our Acting Chief Medical Officer, are among the scientists affiliated with Arbormentis, LLC.

Human Abuse Potential (HAP) Study top-line results:

On July 27, 2021, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses, respectively) tested in recreational opioid users, demonstrated a highly statistically significant difference vs. the active control drug, oxycodone 40 mg. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at the moment”, using a 1=100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. In summary, all tested doses of REL-1017, including the maximum tolerated dose, showed a highly statistically significant difference in abuse potential versus oxycodone with p-values less than 0.001.

Results are detailed in the table below.

	Placebo	REL-1017 25 mg	REL-1017 75 mg	REL-1017 150 mg	Oxycodone 40 mg
Mean Emax for Drug Liking	51.7	53.0	58.2	64.9	85.0
P-value for Difference vs. oxycodone 40 mg	<0.001	<0.001	<0.001	<0.001	-

These statistically significant data clearly demonstrate a very meaningful difference between REL-1017 and oxycodone at all three tested doses. These results, along with previously published literature, support the lack of opioid effects of REL-1017.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of IV ketamine human abuse potential study in the first quarter of 2022.

●	Results of RELIANCE III monotherapy MDD rial in the second quarter of 2022.

●	Results of RELIANCE I and RELIANCE II adjunctive MDD trials in the second half of 2022.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in the second half of 2022.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

In addition to developing esmethadone as an adjunctive treatment of MDD, we are evaluating the utility of esmethadone as a front line monotherapy treatment for MDD.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $91,373,316 for the nine months ended September 30, 2021. At September 30, 2021, we have an accumulated deficit of $270,688,619.

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

We plan to further develop esmethadone as our priority program. As the drug esmethadone is an NCE, the regulatory pathway required to support an NDA submission involves a full clinical development program. We plan to continue to generate intellectual property (IP) that will further protect our products from competition. We will also continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, upon NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 months of pediatric exclusivity and up to 10 years of in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in Phase 3 trials for the adjunctive treatment of MDD.

●	Robust and statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial, with the primary endpoint at 7 days, and onset of action seen at 4 days, with the effect carrying through to 14 days (7 days post-treatment).

●	Completed Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population, such as MDD monotheraphy, other affective disorders, and cognitive disorders.

●	Scientific support of leading experts including clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection with approved and filed patent applications provide coverage beyond 2033.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended September 30, 2021 versus September 30, 2020

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020	Increase (Decrease)
Operating Expenses
Research and development	$33,993,974	$11,237,186	$22,756,788
General and administrative	8,659,661	5,946,396	2,713,265
Total	$42,653,635	$17,183,582	$25,470,053

Research and Development Expense

Research and development expense for the three months ended September 30, 2021 was approximately $33,994,000 compared to $11,237,200 for the three months ended September 30, 2020, an increase of approximately $22,756,800. The increase was primarily driven by:

●	Upfront payment to Arbormentis, LLC for $12,741,600 consisting of a cash and warrants;

●	Increase in study costs of $8,385,800 associated with the execution of our four Phase 3 trials;

●	Increase in manufacturing and drug storage costs of $237,700;

●	Decrease in compensation expense of $194,800 due to lower employee-related costs;

●	Increase in stock-based compensation expense of $80,600; and

●	Increase in other research expenses of $1,505,900 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2021 was approximately $8,659,700 compared to $5,946,400 for the three months ended September 30, 2020, an increase of approximately $2,713,300. The increase was primarily due to:

●	Decrease in compensation expense of $86,800 due to lower employee-related costs;

●	Increase in stock-based compensation expense of $2,688,700 primarily related to options granted to employees; and

●	Increase in other general and administrative expenses of $111,400 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $297,600 and $363,300 for the three months ended September 30, 2021 and 2020, respectively. Realized loss on short-term investments was approximately $336,900 and $86,200 for the three months ended September 30, 2021 and 2020, respectively. Unrealized gain on short-term investments was approximately $86,700 and $3,900 for the three months ended September 30, 2021 and 2020, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2021 and 2020, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the three months ended September 30, 2021 and 2020 was approximately $42,606,200 and $16,902,500 respectively. The Company had loss per share, basic and diluted of $2.44 and $1.05 for the three months ended September 30, 2021 and 2020, respectively.

For the Nine Months Ended September 30, 2021 versus September 30, 2020

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	Increase (Decrease)
Operating Expenses
Research and development	$65,347,708	$21,068,923	$44,278,785
General and administrative	26,173,010	18,846,299	7,326,711
Total	$91,520,718	$39,915,222	$51,605,496

Research and Development Expense

Research and development expense for the nine months ended September 30, 2021 was approximately $65,347,700 compared to $21,068,900 for the nine months ended September 30, 2020, an increase of approximately $44,278,800. The increase was primarily driven by:

●	Upfront payment to Arbormentis, LLC for $12,741,600 consisting of a cash and warrants;

●	Increase in study costs of $26,449,100 associated with the execution of our four Phase 3 trials;

●	Increase in manufacturing and drug storage costs of $904,600;

●	Decrease in compensation expense of $418,600 due to lower employee-related costs;

●	Decrease in stock-based compensation expense of $535,200; and

●	Increase in other research expenses of $5,137,300 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2021 was approximately $26,173,000 compared to $18,846,300 for the nine months ended September 30, 2020, an increase of approximately $7,326,700. The increase was primarily due to:

●	Increase in compensation expense of $430,000 related to the hiring of two additional employees;

●	Increase in stock-based compensation expense of $5,082,300 primarily related to options granted to employees, as well as the hiring of two additional employees; and

●	Increase in other general and administrative expenses of $1,814,400 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $1,040,400 and $1,175,000 for the nine months ended September 30, 2021 and 2020, respectively. Realized loss on short-term investments was approximately $513,300 and $245,000 for the nine months ended September 30, 2021 and 2020, respectively. Unrealized (loss)/gain on short-term investments was approximately $(379,700) and $291,000 for the nine months ended September 30, 2021 and 2020, respectively.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2021 and 2020, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the nine months ended September 30, 2021 and 2020 was approximately $91,373,300 and $38,694,300 respectively. The Company had loss per share, basic and diluted of $5.36 and $2.52 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $54,213,231 for the nine months ended September 30, 2021 and has an accumulated deficit of $270,688,619 from inception through September 30, 2021. At September 30, 2021 the Company had cash and short term investments of $88,087,096.

Relmada has funded its past operations through equity raises and most recently in 2021 raised net proceeds from the sale of common stock of $23,416,036 through our ATM offering, and $2,116,969 through the exercise of warrants. The Company also raised an additional $569,427 during the nine months ended September 30, 2021 from the exercises of options.

Management believes that it has sufficient funding to continue ongoing operations for at least 12 months from the issuance of the accompanying condensed consolidated quarterly financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash used in operating activities	$(54,213,231)	$(20,880,039)
Cash provided by (used in) investing activities	37,064,696	(35,382,926)
Cash provided by financing activities	26,102,432	27,529,174
Net increase (decrease) in cash and cash equivalents	$8,953,897	(28,733,791)

For the nine months ended September 30, 2021, cash used in operating activities was $54,213,231 primarily due to the net loss of $91,373,316, prepaid expense of $1,812,288, offset by non-cash stock compensation charges of $32,375,229, realized and unrealized losses on investments of $893,027, an increase in accounts payable of $4,362,071, and an increase in accrued expenses of $1,281,821.

For the nine months ended September 30, 2020, cash used in operating activities was $20,880,039 primarily due to the net loss of $38,694,264, an unrealized gain of $290,973, an increase in prepaid expense of $1,825,336, offset by non-cash stock compensation charges of $17,586,533, a realized loss of $244,972, an increase in accounts payable of $205,970, and an increase in accrued expenses of $1,835,888.

For the nine months ended September 30, 2021, cash provided by investing activities was $37,064,696 related to the net purchase of short-term investments.

For the nine months ended September 30, 2020, cash used in investing activities was $35,382,926 related to the net purchase of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $26,102,432 due to sales of common stock of $23,416,036, proceeds from warrants exercised for common stock of $2,116,969, and proceeds from options exercised for common stock of $569,427.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2021 and December 31, 2020, we were not involved in any SPE transactions.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2021 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Valuation of research and development expenses, and

●	Valuation of stock-based compensation expenses

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2021, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 12, 2021, the Company awarded a total of 10,000 warrants to a consultant with an exercise price of $34.77 and a 5-year term, vesting over a 1-year period. The warrants granted are time based vesting. The issuance of these warrants was exempt from registration under the Securities Act pursuant to Section 4(1)(2) thereof and/or Rule 506 thereunder, as not involving any public offering.

On July 16, 2021, the Company awarded a total of 500,000 warrants to Arbormentis, LLC with an exercise price of $31.17 and a 7-year term, vesting immediately. The issuance of these warrants was exempt from registration under the Securities Act pursuant to Section 4(1)(2) thereof and/or Rule 506 thereunder, as not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
101.INS	Inline XBRL Instance Document.	Attached
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)