Form 10-K
period 2021-12-31
RELMADA THERAPEUTICS, INC.
filed 2022-03-25
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number: 000-55347

Relmada Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5401931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 Ponce de Leon Blvd., Floor 3

Coral Gables, FL 33134

(Address of principal executive offices) (Zip Code)

(786) 629 1376

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.001 par value)	RLMD	The NASDAQ Global Select Market

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $547,451,729, based on the closing price on that date as reported on the NASDAQ.

As of March 21, 2022, there were 29,369,490 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Phase 3 Program

On December 20, 2020, Relmada announced that the first patient had been enrolled in the first Phase 3 clinical trial (RELIANCE I) for the Company's lead product candidate, REL-1017, as an adjunctive treatment for major depressive disorder MDD.

Following discussions with the Food and Drug Administration (FDA), Relmada’s adjunctive MDD Phase 3 program includes the following key attributes:

●

The Phase 3 program consists of two sister, two-arm, placebo-controlled clinical trials.  Each trial is conducted in 55 clinical sites in the United States with planned enrollment of 364 MDD patients with inadequate response to standard antidepressants in their current depression episode.  Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

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

On October 4, 2021, Relmada announced the initiation of RELIANCE III study, the ongoing monotherapy trial for the Company’s lead product candidate, REL-1017, which aims to randomize 364 patients and it is expected to be completed in mid-2022.

In addition, in order to support potential regulatory submissions seeking approval for REL-1017 as monotherapy and adjunctive treatment, the FDA confirmed that, based on what is known at this time, Relmada will not be required to conduct a two-year carcinogenicity study of REL-1017, as sufficient clinical data have been generated to date. The FDA also confirmed that Relmada does not need to conduct a Thorough QT analysis (TQT) cardiac study in humans to support cardiac safety in potential regulatory submissions for REL-1017, as the data provided so far and the data generated by the Phase 3 program will be adequate to evaluate the cardiac safety profile of REL-1017.

Human Abuse Potential (HAP) Study top-line results - Oxycodone:

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

Results are detailed in the table below:

	Placebo	REL-1017 25 mg	REL-1017 75 mg	REL-1017 150 mg	Oxycodone 40 mg
Mean Emax for Drug Liking	52.7	54.2	58.7	64.9	83.2
P-value for Difference vs. oxycodone 40 mg	<0.001	<0.001	<0.001	<0.001	-
P-value for REL-1017 vs. Placebo	-	<0.001	<0.001	<0.05	-

These statistically significant data clearly demonstrate a very meaningful difference between REL-1017 and oxycodone at all three tested doses. These results, along with previously published literature, support the lack of opioid effects of REL-1017.

Human Abuse Potential (HAP) Study top-line results - Ketamine:

On February 23, 2022, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg, and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses, respectively) tested in recreational drug users, demonstrated a substantial (30+ points) and statistically significant difference vs. the active control drug, intravenous ketamine 0.5 mg/kg over 40 minutes, and were statistically equivalent to placebo. The study's primary endpoint was a measure of "likability" with the subjects rating the maximum effect (or Emax) for Drug Liking "at this moment", using a 1-100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. Consistent results are seen for the secondary endpoints.

Results of the primary endpoint are summarized in the table below.

	Placebo	REL-1017 25 mg	REL-1017 75 mg	REL-1017 150 mg	Ketamine 0.5 mg/kg
Mean Emax for Drug Liking	50.9	51.4	54.9	59.2	90.0
P-value for Difference vs. ketamine 0.5mg/Kg over 40 minutes	<0.05	<0.05	<0.05	<0.05	-
P-value for REL-1017 vs. placebo	-	<0.05	<0.05	<0.05	-

These statistically significant data clearly demonstrate a very meaningful difference between REL-1017 and ketamine at all three tested doses. The REL-1017 results were also statistically equivalent to placebo.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of RELIANCE III monotherapy MDD trial in mid-2022.

●	Results of RELIANCE I and RELIANCE II adjunctive MDD trials in the second half of 2022.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in the second half of 2022.

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

In addition to the high failure rate, only one of the marketed products for depression, esketamine (marketed by Johnson and Johnson as Spravato), an in-clinic nasal spray treatment can demonstrate rapid antidepressant effects, while the other currently approved products can take two to eight weeks to show activity. The urgent need for improved, faster acting antidepressant treatments is underscored by the fact that severe depression can be life-threatening, due to heightened risk of suicide.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

In addition to developing esmethadone as an adjunctive treatment of MDD, we are evaluating the utility of esmethadone as a frontline monotherapy treatment for MDD.

Additionally, other indications that Relmada may explore in the future, include, restless leg syndrome and other glutamatergic system activation related diseases.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $125,751,800 and $59,456,400 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we have an accumulated deficit of approximately $305,067,100.

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

We plan to further develop esmethadone as our priority program. As the drug esmethadone is an NCE, the regulatory pathway to support a new drug application (NDA) submission involves a full clinical development program. We plan to continue to generate intellectual property (IP) that will further protect our products from competition. We will continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia,” which, upon NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 month of pediatric exclusivity and up to 10 years in the E.U. We believe an extensive intellectual property estate of US and foreign patents and applications, will protect our technology and products.

Esmethadone License Agreement

As a result of a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2021, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2021, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

The License Agreement includes standard termination rights for Licensor in the event of our insolvency, challenge of the licensed patents and uncured material breach of our obligations under the License Agreement. In addition, the License Agreement contains certain “Key Man” provisions such that Licensor may terminate the License Agreement if we terminate the employment of our Chief Executive Officer, Dr Sergio Traversa, for any reason other than for specified causes determined by a majority of our Board of Directors (including fraud, gross negligence, unauthorized use of our confidential information, conduct including harassment or discrimination, breach of fiduciary duty or uncured material breach), or if we (a) substantially modify Dr. Traversa’s job responsibilities or decision-making rights in connection with the development and commercialization of esmethadone, (b) remove him from the role of Chief Executive Officer other than in connection with a permitted change-of-control transaction, (c) materially reduce his compensation, or (d) assign or transfer our rights under the License Agreement or the esmethadone intellectual property without Dr. Traversa’s consent, in each case (termination or the events in (a) through (d)) during the period commencing on the effective date and ending on the later of five years from the original effective date of the License Agreement or December 31, 2022. The December 2019 amendment to the License Agreement made certain clarifications to the nature of a termination for Cause, including to clarify that termination due to Dr. Traversa’s death or disability does not give Licensor the right to terminate the License Agreement.

Wonpung License Agreement

In 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 23, 2022, no discussions are active between the Company and Wonpung.

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

Psilocybin License Agreement

In July 2021, we executed a License Agreement with Arbomentis, LLC which gives us the development and commercial rights to a novel psilocybin and derivate program. Under the terms of the agreement, we paid Arbormentis, LLC an up-front fee of $12.7 million consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC is also eligible to receive a low single digit percentage royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by us but is perpetual and not terminable by the licensor absent material breach of its terms by us. We will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Importantly, neuroplasticity also plays a key role in the activity of REL-1017, Relmada’s lead program. Dr. Paolo Manfredi, our Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, our Acting Chief Medical Officer, are among the scientists affiliated with Arbormentis, LLC.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in Phase 3 trials for the adjunctive and monotherapy treatment of MDD.

●	Robust, and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial, the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Completed Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our competitors are large, well-established pharmaceutical or healthcare companies with considerably more financial, marketing, sales and technical resources than are available to us. Additionally, many of our competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our products. Our products could be rendered obsolete or made uneconomical by the development of new products.

Regarding our competitive position in the industry, we currently have no products approved for sale.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FD&C Act) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Controlled Substances

The active ingredients in esmethadone are listed in the Comprehensive Drug Abuse Prevention and Control Act of 1970 (CSA) and regulations promulgated by the United States Drug Enforcement Administration (DEA) as controlled substances. The CSA and its implementing regulations establish a closed chain of distribution for entities handling controlled substances. The DEA is responsible for enforcing the law and regulations that impose registration, security, inventory, recordkeeping, reporting and storage requirements on entities that manufacture, distribute, import and export, and other entities handling controlled substances. The law and regulations require those individuals or entities that handle controlled substances to comply with these requirements in order to ensure legitimate use and prevent the diversion of controlled substances to illicit channels of commerce.

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

The CSA classifies controlled substances into one of five schedules – Schedule I, II, III, IV, or V – depending on the potential for abuse and physical or psychological dependence. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. They may not be marketed or sold for dispensing to patients in the U.S. Pharmaceutical products having a currently accepted medical use and that are otherwise approved for marketing may be listed as Schedule II, III, IV, or V substances depending on the comparative abuse potential of the drug or substance, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. Schedule II substances are subject to the strictest regulatory requirements involving registration, storage, recordkeeping, reporting and security. In particular, distribution and dispensing of Schedule II drugs are strictly controlled. For example, all Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. Schedules III, IV and V controlled substances are subject to recordkeeping, reporting and security requirements, but these requirements are less restrictive than Schedule II drugs.

The DEA inspects manufacturers, distributors, importers, and exporters to review compliance with the CSA and DEA regulations including security, record keeping and reporting prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled by the registrant. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. For example, manufacturers and distributors must store Schedule I and II drugs in secure vault with specific structural requirements. Other physical security requirements that apply to all controlled substances include safes and cages, and the use of alarm systems and surveillance cameras. Regulations also require that registrants restrict employee access to controlled substances. Once registered, manufacturing, distribution, exporting or importing facilities must maintain records documenting the manufacture, receipt, distribution, import, or export of all controlled substances. Manufacturers and distributors must also submit regular reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and certain other designated substances. All DEA registrants must report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import or export of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. DEA conducts cyclic inspections to determine whether registrants are complying with these requirements.

Practitioners such as pharmacies and physicians, as well as other types of entities that handle controlled substances, such as researchers and analytical laboratories, are also subject to DEA registration, recordkeeping, reporting, and security requirements on the receipt, storage, and dispensing of controlled substances.

The CSA also imposes quota requirements on certain controlled substances. The DEA establishes annually an aggregate production quota for the amount of substances within Schedules I and II and certain Schedule III substances, that may be produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The aggregate quota for each controlled substance is allocated among the various individual bulk manufacturers through an application process. Manufacturers of dosage forms are also subject to procurement quotas to obtain the bulk active pharmaceutical ingredients to make finished drugs. Manufacturers may not exceed the manufacturing or procurement quota granted in a given year. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion concerning whether or not to make such adjustments.

Failure to maintain compliance with applicable DEA requirements, particularly as manifested in the loss or diversion of controlled substances, can result in an enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In certain circumstances, violations of the CSA and DEA regulations could lead to criminal prosecution.

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

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully offering, soliciting or receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it in order to commit a violation.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises of any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.

Further, pursuant to the Patient Protection and Affordable Care Act (ACA), the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services (HHS) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Corporate Information

Our principal executive offices are located at 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134 and our telephone number is (786) 629-1376. Our website address is www.relmada.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Report.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Human Capital

As of December 31, 2021, we had a total of 10 employees. We understand people are our greatest asset and that our innovation and operational excellence are ultimately noted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.

Inclusion & Diversity

Inclusion and diversity is a focus of our corporate human capital strategy. By embracing inclusion and diversity, we enhance our work environment and drive business success. We endeavor to create a culture of inclusion in which our employees feel empowered to bring their full, authentic selves to work and pursue their professional goals in a setting of equality. Fostering such a culture welcomes different perspectives and generates innovation and growth. We honor the diversity of our employees—in gender, race/ethnicity, age, gender identity, sexual orientation, socio-economic status, language, nationality, abilities and life experiences. As of December 31, 2021, our employee population was approximately 60% female.

Total Rewards and Employee Engagement

We maintain a competitive compensation and benefits package including incentive compensation tied to both company and individual performance, and retirement benefits. Our performance-based compensation strategy is designed to recognize and reward employees for their contribution to our success, and we strive to provide strong, equitable incentives for performance. Compensation is comprised of two elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; and an annual bonus, which is a cash award determined based on a combination of individual and company performance during the period to which the bonus relates. We seek to determine compensation on the basis of merit and without regard to demographic characteristics. During 2021, we employed a third-party consultant to assist us in evaluating our pay practices. In conducting this exercise, we found no meaningful difference in compensation based upon gender, race or any other defining characteristic examined.

COVID-19 Response

We moved swiftly in our response to the COVID-19 pandemic to promote the safety of our associates and best serve our members and communities. In March of 2020, we transitioned our workforce to remote work environments, while maintaining service operations. We continued to pay employees who missed work for COVID-19 related reasons and avoided role reductions as a direct result of COVID-19.

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

Our risk factors are organized into the following categories: 1) Risks related to our business, 2) Risks related to clinical and regulatory matters, 3) Risks related to our intellectual property, 4) Risks related to government regulations, 5) Risks related to our reliance on third parties, and 6) Risks related to ownership of our common stock.

Risks related to our business

Business risks include risks associated with our products and regulatory approval, licensing agreements, historical losses, managing growth, acquisitions, the COVID-19 pandemic, and Russia’s Invasion of Ukraine. In general, the risks related to our business can cause variability in the future profits of the Company.

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

Risks related to our intellectual property

Our products depend upon securing and protecting critical intellectual property. Patent positions are highly uncertain and involve complex legal and factual questions. Infringing upon patents or trade secrets could force us to cease or alter our product development efforts or obtain a license to continue to develop or sale our products. These risks could not only impact the future profits of the company but also create adverse publicity for us.

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

Risks related to our reliance on third parties

The Company relies on third parties to conduct preclinical and clinical studies, as well as to manufacture our product candidates. Third parties’ failure to perform the trials as contractually required could impact our ability to obtain regulatory approval. If our third-party manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

Risks related to ownership of our common stock

Common stocks risks include risks associated with the limited market for our common stock, a potential issuance of a substantial number of additional shares, stock price volatility, and reporting requirements of federal securities laws. The net effect of these risks can include reductions in future profits, additional operating expenses, inability to meet liquidity needs, inability to access capital and increased cost of capital.

Risk Factors Discussion

Risks Related to Our Business

Our business depends on the success of esmethadone (d-methadone, dextromethadone, REL-1017), our only product candidate currently in clinical development, which is in pivotal clinical trials for the adjunctive treatment of MDD. If we are unable to obtain regulatory approval for and successfully commercialize REL-1017 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been esmethadone (d-methadone, dextromethadone, REL-1017) for the adjunctive and monotherapy treatment of patients with MDD. Currently, esmethadone is our only product candidate under clinical development. This may make an investment in our Company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a setback of a lead candidate. Successful continued development and ultimate regulatory approval of esmethadone for the adjunctive treatment of MDD, and potentially as a monotherapy for MDD, or other indications is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of esmethadone. If we cannot successfully develop, obtain regulatory approval for and commercialize esmethadone, we may not be able to continue our operations. The future regulatory and commercial success of esmethadone is subject to a number of risks, including the following:

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

Preliminary data remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data. As a result, preliminary data should be viewed with caution until the final data are available.

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

The License Agreement includes standard termination rights for Licensor in the event of our insolvency, challenge of the licensed patents and uncured material breach of our obligations under the License Agreement. In addition, the License Agreement contains certain “Key Man” provisions such that the Licensor may terminate the License Agreement if we terminate the employment of our Chief Executive Officer, Mr. Sergio Traversa, for any reason other than for specified causes determined by a majority of our Board of Directors (including fraud, gross negligence, unauthorized use of our confidential information, conduct including harassment or discrimination, breach of fiduciary duty or uncured material breach), or if we (a) substantially modify Mr. Traversa’s job responsibilities or decision-making rights in connection with the development and commercialization of esmethadone, (b) remove him from the role of Chief Executive Officer other than in connection with a permitted change-of-control transaction, (c) materially reduce his compensation, or (d) assign or transfer our rights under the License Agreement or the esmethadone intellectual property without Mr. Traversa’s consent, in each case (termination or the events in (a) through (d) during the period commencing on the effective date and ending on the later of five years from the original effective date of the License Agreement on December 31, 2022. The December 2019 amendment to the License Agreement made certain clarifications to the nature of a termination for Cause, including to clarify that termination due to Mr. Traversa’s death or disability does not give Licensor the right to terminate the License Agreement.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $305.1 million at December 31, 2021. The Company had cash, cash equivalents and short term investments of approximately $211.9 million at December 31, 2021. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our operations have been limited to organizing and staffing, on a limited basis, our company, acquiring, developing and securing our proprietary technology and undertaking preclinical studies and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had Federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $92,543,000, $91,755,000 and $91,371,000, respectively, which begin expiring in 2027, 2032 and 2032, respectively. Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income in the year. It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of stock offerings or as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not completed an analysis to determine whether any such limitations have been triggered. If any were determined to be triggered, our ability to use our current NOLs and other pre-change tax attributes to offset post-change taxable income or taxes would be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

We may not be successful in hiring and retaining key employees.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer and Dr. Paolo Manfredi, Acting Chief Scientific Officer. If either terminates employment with us, such a departure would have a material adverse effect on our business.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. We currently only have 10 full time employees and are likely to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the United States, is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

Managing our growth as we expand operations may strain our resources.

We expect to need to grow rapidly in order to support ongoing and additional, larger, and potentially international, pivotal clinical trials of our drug candidates, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees.

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

As local jurisdictions put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

The continued spread of COVID-19 globally could also adversely affect our planned clinical trial operations, including our ability to initiate trials on expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

The global outbreak of COVID-19 continues to evolve. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence. In addition, since COVID-19 is a pandemic, it could materially affect our operations globally, including at our headquarters and at our future clinical trial sites throughout the globe.

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

Risks Related to Russia’s Invasion of Ukraine.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. The extent and duration of the military action or future escalation of such hostilities, resulting sanctions and future market disruptions and volatility are impossible to predict, but could be significant and could have a severe adverse effect on the regional and global economies.  The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and the markets for credit, securities and commodities globally.  In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, including attacks on key infrastructure such as the power grid and the internet.  The potential for a wider conflict could further increase financial market volatility and could negatively affect our ability to raise additional capital when required.  While we do not currently conduct any business in Russia or Ukraine, the conflict and its effects could adversely affect our planned clinical trial operations, including our ability to recruit and retain patients.

Risks Related to Clinical and Regulatory Matters

If we or our potential collaborators fail to obtain the necessary regulatory approvals, or if such approvals are limited, we and our potential collaborators will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require studies in addition to those we are conducting, in which case we or our collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

We have a limited history of developing drug candidates. We do not know whether any of our ongoing or planned clinical trials will result in marketable drugs.

In addition, completion of clinical trials can be delayed by numerous factors, including:

●	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

●	slower than expected rates of patient recruitment and enrollment;

●	unanticipated patient dropout rates; and

●	increases in time required to complete monitoring of patients during or after participation in a clinical trial.

Any of these delays could significantly impact the timing, approval and commercialization of our drug candidates and could significantly increase our overall costs of drug development.

We cannot predict whether regulatory agencies will determine that the data from our clinical trials support marketing approval.

The FDA’s and other regulatory agencies’ decision to approve our depression product candidate will depend on our ability to demonstrate with substantial clinical evidence through adequate well-controlled clinical trials, that the product candidate is effective, as measured statistically by comparing the overall improvement in depression in actively-treated patients against improvement in depression in the control group (a placebo control). However, there is a possibility that our data may fail to show a statistically significant difference from the placebo control or the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

The DEA regulates certain controlled substance chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of abuse and Schedule V substances the lowest risk. Esmethadone is the single isomer of methadone, a Schedule II compound, and its handling (including manufacture, research, shipment, storage, sale and use) is subject to a high degree of federal and state oversight and regulation. Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the DEA through its quota system. Quotas may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that federal statutes and DEA regulations concerning applicable quotas may interfere with the supply of the drugs used in clinical trials for our product candidates, and, in the future, the ability to manufacture and distribute esmethadone in the volume needed to meet commercial demand.

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

Even though we have obtained orphan drug designation in the United States for esmethadone for the treatment of postherpetic neuralgia, we may not obtain or maintain orphan drug exclusivity for that product candidate, and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

The FDA may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease for seven years. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We have obtained orphan drug designation for esmethadone for the treatment of postherpetic neuralgia. If the product candidate were to obtain orphan drug exclusivity upon approval, such exclusivity would prevent the FDA from approving another application to market a drug containing the same active moiety for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for esmethadone for the treatment of postherpetic neuralgia, we may not be the first to obtain marketing approval for this active moiety for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical product candidates. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication. Orphan drug designation by the FDA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

We may not be able to obtain marketing exclusivity under the Hatch-Waxman Amendments or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the United States, if approved. The Hatch-Waxman Amendments provide marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Federal Food, Drug, and Cosmetic Act. For esmethadone, which we intend to elect to have not be considered the same active ingredient as methadone and therefore an NCE, we anticipate obtaining 5-year exclusivity. If FDA were to determine that we do not meet the requirements to make the election, we may not be able to obtain 5-year exclusivity for the product. In addition, under the statute, this election currently may only be made in an NDA submitted before October 1, 2022. As we do not expect to submit an NDA before that date, if the statute is not amended to extend the election, we would not obtain 5-year exclusivity for esmethadone, if approved.

There can be no assurance that European authorities will grant data exclusivity for esmethadone, because it does not contain a new active molecule. Even if European data exclusivity is granted for esmethadone, this may not protect us from direct competition.  A competitor(s) with a generic version of our product may be able to obtain approval of its product during our product’s period of data exclusivity, by submitting a marketing authorization application (MAA) with a less than full package of nonclinical and clinical data.

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

The active ingredients in esmethadone are listed by the CSA and regulations promulgated by the DEA as controlled substances. The CSA and regulations promulgated by the DEA regulate certain drug substances in Schedule I, II, III, IV or V, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These product candidates are also subject to the CSA and DEA regulations relating to their handling (i.e., manufacturing, storage, distribution, prescribing and dispensing procedures).

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

Failure to comply with the CSA or DEA regulations, or the cost of compliance with these regulations, may adversely affect our business.

Esmethadone is subject to extensive regulation by the DEA. Although esmethadone is substantially devoid of opioid activity, and psychotomimetic effects, it is currently classified as a Schedule II drug.  Upon approval, the DEA may continue to designate it as a controlled substance falling under a DEA controlled substance schedule. Esmethadone is produced by separation from racemic methadone, a scheduled drug subject to extensive regulation by the DEA.

The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, recordkeeping and reporting obligations enforced by the DEA. Schedule II substances (as well as substances defined as narcotics in any Schedule) are subject to the strictest regulatory requirements and restrictions involving registration, storage, security, recordkeeping and reporting. In particular, distribution and dispensing of Schedule II drugs are strictly controlled. For example, all Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all scheduled substances, including esmethadone, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

If a supplier of an active pharmaceutical ingredient (API) or a pharmaceutical excipient fails to provide us sufficient quantities, we may not be able to obtain an alternative supply on a timely or acceptable basis.

Our pharmaceutical excipients and other APIs are multisource, although not all sources have an active Drug Master File (DMF) with the FDA. (A DMF is a submission to the FDA used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of drugs to support drug development and approval). In addition, some of the countries for our multisource APIs may not be same as our drug manufacturing locations. Thus, any disruption in supply from our preferred vendors could result in significant delays with our pharmaceutical development, clinical trials, NDA submission, NDA approval or commercial sale of the finished product due to contract delays, the need to manufacture a new batch of API, out of specification API, the need for import and export permits, and the failure of the newly sourced API to perform to the standards of the previously sourced API.

Modifications to our products may require new NDA approvals.

After a product candidate receives FDA approval, expanded uses or uses in new indications of our products may require additional clinical trials and new regulatory approvals, including additional IND submissions before we can begin clinical development and supplemental NDA approval prior to marketing and sales. If we are required to conduct additional clinical studies, it would require additional expenditures and impact our operating results. Delays in obtaining required future approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Delays in the commencement or completion of pharmaceutical development, manufacturing or clinical testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether our pharmaceutical development, manufacturing or clinical testing will be on time or be completed on schedule, if at all. For example, we may encounter delays during the manufacture of pilot scale batches including delays with our contract development or manufacturing organization, sourcing satisfactory quantities of APIs, narcotic import and export permits, sourcing of excipients, contract disputes with our third party vendors and manufacturers, or failure of the product to meet specification. Similar delays may occur a during our cGMP manufacture of the product.

The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

●	recruiting and enrolling patients to participate in a clinical trial;

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

●	obtaining approval of the institutional review board (IRB) at each site selected for participation in our clinical trials;

●	manufacturing sufficient quantities of a product candidate;

●	investigator fraud, including data fabrication by clinical trial personnel; and

●	diversion of controlled substances by clinical trial personnel.

A clinical trial may also be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

●	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

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

On November 29, 2006, the FDA required a boxed warning to be added to the Prescribing Information for racemic methadone, a parent compound to our esmethadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of esmethadone we are actively assessing the cardiac safety profile of esmethadone in our Phase 3 clinical trials. There is no assurance that the results of our clinical studies will demonstrate an absence of cardiac adverse events with esmethadone. An adverse safety outcome could result in a similar bolded warning on the label of esmethadone or in a decision not to approve esmethadone, either one of which could have serious consequences for our continued operation.

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

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Johnson and Johnson, Abbvie, Pfizer, Eli Lilly, Sage Therapeutics, and Axsome Therapeutics among others.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make product that is similar to our current and future product candidates we intend to commercialize that is not covered by the patents that we own or license and have the right to enforce;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our current and future patent applications will not lead to issued patents;

●	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges; and

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and we may not develop additional proprietary technologies that are patentable.

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

Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value provided during the previous year to physicians, as defined by such law, physician assistants, certain types of advance practice nurses, and teaching hospitals, as well as certain ownership and investment interests held by such physicians and their immediate family, which includes annual data collection and reporting obligations;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

●	some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “RLMD”. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have held their shares for at least six months are able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, as amended (the Securities Act). We have registered under separate registration statements in aggregate up to 21,041,717 shares of our common stock for sale into the public market by certain selling stockholders named therein. These shares represent a large number of shares of our common stock, and if sold in the market all at once or at about the same time, could depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital.

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders cause our expenses to be higher than they would be if we remained privately held.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any property.

On August 1, 2021, the Company changed its corporate headquarters to 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134.

Pursuant to a lease agreement, dated August 1, 2021, and renewed in 2022, the Company leased the space for a total average monthly cost of $11,000. For 2022, the lease agreement was renewed at an average monthly rent rate of approximately $6,400.

Effective July 31, 2021, the Company terminated its prior lease agreement, dated January 1, 2021 for space at 880 Third Avenue, 12th Floor, New York, NY 10022, its former corporate headquarters.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement (the Actinium License) with Actinium Pharmaceuticals, Inc. (Actinium) for office space located at 275 Madison Avenue, 7th Floor, New York, New York 10016, our former corporate headquarters. This agreement amends and restates the license agreement entered into between the parties on March 10, 2016 (the Lease Agreement). Pursuant to the terms of the Actinium License, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (the FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this Lease Agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. The term of the Actinium License is contemporaneous with the Lease Agreement.

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

Lawsuit Brought by Current Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. On April 9, 2021, the Company settled this Complaint for an immaterial amount.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on Nasdaq Global Select Market, under the symbol “RLMD”.

Holders

As of March 21, 2022, 29,369,490 shares of common stock were issued and outstanding, which were held by 154 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of our Class A convertible preferred stock outstanding. Our transfer agent is:

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. On May 20, 2021, at the annual shareholders meeting, our shareholders approved our 2021 Equity Incentive Plan (the 2021 Plan) which allows for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance share awards and other equity-based awards for up to 1,500,000 shares of our common stock to directors, officers, employees and consultants. At the annual shareholders meeting (currently anticipated for mid-May, 2022), our shareholders will vote on a management proposal to increase the shares authorized for awards under the 2021 Plan by 3,900,000 shares but there can be no assurance such amendment will be approved. With these grants and approvals, as of December 31, 2021, the Company had 222,320 awards available to be issued.

The following table summarizes our equity compensation plan information as of December 31, 2021:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,330,622	$22.52	222,320

Equity compensation plans not approved by security holders	-	-	-

Total	10,330,622	$22.52	222,320

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the years ended December 31, 2021 and 2020. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Our Corporate History and Background

Relmada Therapeutics, Inc. is a clinical-stage, publicly traded biotechnology company developing NCEs that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases.

The Company’s lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications.

On October 15, 2019, we reported top-line data from study REL-1017-202. This was a a double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability and efficacy of two doses of REL-1017, 25 mg once a day and 50 mg once a day, as an adjunctive treatment in patients with MDD, who experienced an inadequate response to 1 to 3 treatments with an antidepressant medication.

On December 20, 2020, the Company announced that the first patient had been enrolled in the first Phase 3 clinical trial (RELIANCE I) of REL-1017, as an adjunctive treatment for MDD.

On April 1, 2021, Relmada announced the initiation of RELIANCE II, the second of two sister pivotal Phase 3 clinical trials (RELIANCE I and RELIANCE II) of REL-1017, as an adjunctive treatment for MDD. Patients who complete RELIANCE I and RELIANCE II are eligible to rollover into the long-term, open-label study, which also includes subjects who had not previously participated in a REL-1017 clinical trial.

On October 4, 2021, Relmada announced the initiation of RELIANCE III, the ongoing monotherapy trial for REL-1017, which aims to randomize 364 patients and it is expected to be completed in mid-2022.

Following discussion with the FDA, Relmada’s MDD Phase 3 program includes the following key attributes:

●	The Phase 3 program consists of two sister, two-arm, placebo-controlled clinical trials. Each trial will be conducted in 55 clinical sites in the United States and will include planned enrollment of 364 MDD patients with inadequate response to standard antidepressants in their current depression episode. In the studies, patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated is the change from baseline on the Montgomery and Asberg Depression Rating Scale (MADRS) score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data would support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score serves as a key secondary endpoint and will provide data on the rapid onset of treatment effect.

In addition, in order to support potential regulatory submissions seeking approval for REL-1017 as adjunctive and monotherapy treatment, the FDA confirmed that, based on what is known at this time, Relmada will not be required to conduct a two-year carcinogenicity study of REL-1017, as sufficient clinical data have been generated to date. The FDA also confirmed that Relmada does not need to conduct a TQT cardiac study in humans to support cardiac safety in potential regulatory submissions for REL-1017, as the data already provided and the data to be generated by the Phase 3 program will be adequate to evaluate the cardiac safety profile of REL-1017.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $125,751,800 and $59,456,400 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we have an accumulated deficit of approximately $305,067,100.

Results of Operations

For the Year Ended December 31, 2021 vs the Year Ended December 31, 2020

Research and Development Expense

Total research and development expense for the year ended December 31, 2021 was approximately $90,621,600, as compared to $35,972,700 for the same period of 2020, an increase of $54,648,900. The increase in research and development expense was primarily due to:

●	Increase in study costs of $31,673,300 associated with the execution of three Phase 3 trials and open label extension safety study;

●	Increase in manufacturing and drug storage costs of $3,823,100 related to materials needed to complete the Phase 3 program;

●	Decrease in pre-clinical and toxicology expenses of $2,501,900;

●	Decrease in compensation expense of $955,500 due to lower employee-related costs;

●	Increase in stock-based compensation expense of $11,787,400 of stock-based compensation expense related to the options granted to employees and the issuance of warrants to consultants during 2021; and

●	Increase in other research expenses of $10,822,500 primarily associated with additional consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

Total general and administrative expense for the year ended December 31, 2021 was approximately $35,081,900, as compared to 24,865,900 for the same period of 2020, an increase of $10,216,000. The increase in general and administrative expenses was primarily due to:

●	Increase in compensation expense of $439,000 due to higher employee-related costs;
●	Increase in stock-based compensation expense of $7,919,800 primarily related to options granted to employees and the board of directors during 2021;
●	Increase in other G&A expenses of $1,857,200 due to increases in professional fees and consulting expenses during 2021.

Other Income, Net

Interest income was approximately $1,199,100 for the year ended December 31, 2021 compared to approximately $1,399,200 for the same period of 2020, a decrease of $200,100. The decrease was primarily related to a lower average investment balance during 2021 as compared to 2020.

Realized loss on short-term investments was approximately $636,000 compared to approximately $156,200 for the same period of 2020, an increase of $479,800. The increase was related to the timing of the sales of short-term investments along with market conditions.

Unrealized loss on short-term investments was approximately $611,400 compared to an unrealized gain on short-term investments of approximately $139,300 for the same period of 2020, an increase of $750,700. The increase was related to the timing of the sales of short-term investments along with market conditions.

Income Taxes

The Company did not provide for income taxes for the years ended December 31, 2021 and 2020, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The Company recorded a net loss of approximately $125,751,800 and 59,456,400 or $7.16 and $3.81 per common share, basic and diluted, during the years ended December 31, 2021 and 2020, respectively, based on the factors described above.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $91,873,395 for the year ended December 31, 2021 and has an accumulated deficit of $305,067,112 from inception through December 31, 2021.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2021, Relmada raised $184,642,981 in net proceeds from the sale of common stock, $2,628,061 through the exercise of warrants, and $668,431 through the exercise of options.

Management believes that due to the recent equity raises completed and exercises of options and warrants and the resulting cash position on its balance sheet, it has obtained sufficient funding, based on its budgeted cash flow requirements, to continue ongoing operations for at least 12 months from the filing of this annual report.

The following table sets forth selected cash flow information for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
Cash used in operating activities	$(91,873,395)	$(27,808,801)
Cash used in investing activities	(54,118,036)	(34,447,648)
Cash provided by financing activities	187,939,473	28,473,327
Net increase/(decrease) in cash and cash equivalents	$41,948,042	$(33,783,122)

For the year ended December 31, 2021, cash used in operating activities was $91,873,395 primarily due to the net loss of $125,751,809. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $40,494,476 and depreciation expense of $1,258. There were realized and unrealized losses on short term investments of $636,012 and $611,382, respectively. In addition, there were increases in operating assets and liabilities for the year ended December 31, 2021 of $7,864,714.

For the year ended December 31, 2020, cash used in operating activities was $27,808,801 primarily due to the net loss of $59,456,394. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $20,777,272. There were realized losses and unrealized gains on short term investments of $156,213 and $139,267, respectively. In addition, there were decreases in operating assets and liabilities for the year ended December 31, 2020 of $10,849,623.

For the year ended December 31, 2021, cash used in investing activities was $54,118,036, due to $222,981,675 of purchases of short term investments offset by $168,863,639 of sales of short term investments.

For the year ended December 31, 2020, cash used in investing activities was $34,447,648, due to $182,051,630 of purchases of short term investments offset by $147,603,982 of sales of short term investments.

Net cash provided by financing activities for the year ended December 31, 2021, was $187,939,473 due to proceeds from issuance of common stock of $184,642,981, proceeds from warrants exercised for common stock of $2,628,061, proceeds from options exercised for common stock of $668,431.

Net cash provided by financing activities for the year ended December 31, 2020, was $28,473,327 due to proceeds from issuance of common stock of $19,791,644, proceeds from warrants exercised for common stock of $8,056,416, proceeds from options exercised for common stock of $735,514 partially offset by payments of notes payable of $110,247.

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

Lease Obligations

The Company is obligated to pay approximately $78,550 under an office operative lease over the next year.

Seasonality

We do not have a seasonal business cycle.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, managements estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.

We evaluate our estimates and assumptions on an ongoing basis and none of the Company’s estimates and assumptions used within the consolidated financial statements involve a high level of estimation uncertainty. For additional discussion regarding the application of the significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2021 and 2020 for the years then ended are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2021, such disclosure controls and procedures were effective.

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

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at December 31, 2021.

ITEM 9B.  OTHER INFORMATION

On March 18, 2022, our Board of Directors unanimously approved, subject to stockholder approval, an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), increasing by 3,900,000 shares the number of shares of our common stock that will be available for issuance of awards under the 2021 Plan. The 2021 Plan as originally adopted and approved by our shareholders authorized awards for up to 1,500,000 shares of our common stock.

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

Shares Available for Awards. Subject to adjustment in certain circumstances in accordance with the terms of the 2021 Plan, we will reserve for issuance under the 2021 Plan no more than 5,400,000 shares of common stock (subject to adjustment in certain circumstances as provided in the Plan). Shares of Common Stock available for distribution under the 2021 Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Shares of Common Stock subject to an award that expires or is canceled, forfeited, or terminated without issuance of the full number of shares of Common Stock to which the award related, as well as any shares of common stock subject to an award that are (a) tendered in payment of an option, (b) delivered or withheld by the company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award, shall be added back to the shares of common stock available for issuance of awards or delivery under the 2021 Plan.

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

Term.

The 2021 Plan has a term of ten years.

This summary of the 2021 Plan is qualified in its entirety by the full text of the 2021 Plan, which is filed as Exhibit 10.33 to this Report and is incorporated by reference herein.

The proposed amendment to the 2021 Plan will be submitted for the approval of our shareholders at our 2022 Annual Meeting of Stockholders. If the proposed amendment is not approved by the shareholders, the 2021 Plan will remain effective with respect to the number of shares of common stock originally authorized. Options for 3,821,118 shares of commons stock were issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be void.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required for the Items contained in Part III is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2021.

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

Our independent registered public accounting firm is Marcum LLP (PCAOB ID #688) of Houston, Texas.

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

Houston, Texas

March 25, 2022

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$44,443,439	$2,495,397
Short-term investments	167,466,167	114,595,525
Lease payments receivable – short term	86,377	79,457
Prepaid expenses	11,301,535	903,190
Total current assets	223,297,518	118,073,569
Fixed assets, net of accumulated depreciation	-	1,258
Other assets	28,293	25,000
Lease payments receivable – long term	-	86,377
Total assets	$223,325,811	$118,186,204

Commitments and Contingencies (Note 9)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,192,502	$8,346,475
Accrued expenses	3,868,423	4,256,983
Total current liabilities	15,060,925	12,603,458
Total liabilities	15,060,925	12,603,458

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,740,147 and 16,332,939 shares issued and outstanding, respectively	27,740	16,333
Additional paid-in capital	513,304,258	284,881,716
Accumulated deficit	(305,067,112)	(179,315,303)
Total stockholders’ equity	208,264,886	105,582,746
Total liabilities and stockholders’ equity	$223,325,811	$118,186,204

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
Operating expenses:
Research and development	$90,621,570	$35,972,731
General and administrative	35,081,922	24,865,942
Total operating expenses	125,703,492	60,838,673

Loss from operations	(125,703,492)	(60,838,673)

Other income (expenses):
Interest/investment income, net	1,199,077	1,399,225
Realized loss on short-term investments	(636,012)	(156,213)
Unrealized (loss) gain on short-term investments	(611,382)	139,267
Total other (expenses) income, net	(48,317)	1,382,279

Net loss	$(125,751,809)	$(59,456,394)

Net loss per common share – basic and diluted	$(7.16)	$(3.81)

Weighted average number of common shares outstanding – basic and diluted	17,552,738	15,594,228

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2019	14,457,013	$14,457	$235,522,746	$(119,858,909)	$115,678,294
Stock-based compensation expense	-	-	20,777,272	-	20,777,272
Equity offering, net	427,700	428	19,791,216	-	19,791,644
Warrants exercised	1,159,989	1,160	8,055,256	-	8,056,416
Cashless exercise of warrants	42,475	42	(42)	-	-
Options exercised	155,558	156	735,358	-	735,514
Cashless exercise of options	90,204	90	(90)	-	-
Net loss	-	-	-	(59,456,394)	(59,456,394)
Balance – December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock-based compensation expense	-	-	40,494,476	-	40,494,476
Equity offering, net	10,147,059	10,147	161,216,798	-	161,226,945
ATM offering, net	651,674	652	23,415,384	-	23,416,036
Warrants exercised	433,856	433	2,627,628	-	2,628,061
Options exercised	174,619	175	668,256	-	668,431
Net loss	-	-	-	(125,751,809)	(125,751,809)
Balance – December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020

Cash flows from operating activities
Net loss	$(125,751,809)	$(59,456,394.00)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,258	3,752
Stock-based compensation	40,494,476	20,777,272
Realized loss on short-term investments	636,012	156,213
Unrealized loss (gain) on short-term investments	611,382	(139,267)
Change in operating assets and liabilities:
Lease payment receivable	79,457	73,091
Prepaid expenses and other assets	(10,401,638)	(479,327)
Accounts payable	2,846,027	7,823,812
Accrued expenses	(388,560)	3,432,047
Net cash used in operating activities	(91,873,395)	(27,808,801)

Cash flows from investing activities
Purchase of short-term investments	(222,981,675)	(182,051,630)
Sale of short-term investments	168,863,639	147,603,982
Net cash used in investing activities	(54,118,036)	(34,447,648)

Cash flows from financing activities
Principal payments of notes payable	-	(110,247)
Proceeds from issuance of common stock	184,642,981	19,791,644
Proceeds from options exercised for common stock	668,431	735,514
Proceeds from warrants exercised for common stock	2,628,061	8,056,416
Net cash provided by financing activities	187,939,473	28,473,327
Net increase (decrease) in cash and cash equivalents	41,948,042	(33,783,122)
Cash and cash equivalents at beginning of the period	2,495,397	36,278,519

Cash and cash equivalents at end of the period	$44,443,439	$2,495,397

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2021 and 2020

	2021	2020
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$2,415
Non-cash investing and financing transactions:
Cashless exercise of warrants for common stock	$-	$42
Cashless exercise of options for common stock	$-	$90

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics Inc. (Relmada or the Company) (a Nevada corporation) is a clinical-stage, publicly traded biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. Esmethadone is a New Chemical Entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred negative operating cash flows of $91,873,395 for the year ended December 31, 2021 and has an accumulated deficit of $305,067,112 from inception through December 31, 2021.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2021, the Company raised net proceeds of $184,642,981 from the sale of common stock through an underwritten equity and an ATM offering, $2,628,061  through the exercise of warrants and $668,431 through the exercise of options.

Management believes that the Company’s existing cash and cash equivalents will enable them to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent operations and clinical trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are stock-based compensation expenses, and recorded amounts related to income taxes.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash balance of $44,443,439 at December 31, 2021 at these institutions exceed federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (“NAV”). The Company has adopted FASB ASU 2016-01, Financial Instruments, for the year ended December 31, 2021 which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

Short-term investments at December 31, 2021 consisted of mutual funds with a fair value of $167,466,167.

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

The Company’s short-term investment instruments of $167,466,167 at December 31, 2021 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations as unrealized gain on short-term investments. The Company recorded an unrealized loss of $611,382 and an unrealized gain of $139,267, included in other income (expense) for the years ended December 31, 2021 and 2020, respectively.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At December 31, 2021 and 2020, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2021 and 2020. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

Net Loss per Common Share

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of Class A convertible preferred stock, Series A preferred stock, options and warrants to purchase common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net losses in each period.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year ended December 31,	Year ended December 31,
	2021	2020
Common stock warrants	3,208,777	2,670,633
Common stock options	10,330,622	3,905,737
Total	13,539,399	6,576,370

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The amendments in this ASU require annual disclosures to increase the transparency of government assistance received by a business entity including information about the nature of the government transactions, related accounting policy, the line items on the balance sheet and income statement that are affected, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this ASU are effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect this standard to have a material impact on the consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call options that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

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

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic did not significantly impact the Company. The Company continues to monitor the COVID-19 related concerns and the related economic impacts.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2021	December 31, 2020
Insurance	$353,300	$527,600
Research and Development	10,708,800	291,800
Legal	11,000	11,000
Other	228,400	72,800
Total	$11,301,500	$903,200

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following (rounded to nearest $00):

	Useful lives	December 31, 2021	December 31, 2020
Computer and software	3 years	$16,700	$16,700
Less: accumulated depreciation		(16,700)	(15,400)
Fixed assets, net		$-	$1,300

For the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $1,258 and $3,752, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2021	December 31, 2020
Research and development	$1,928,000	$2,183,800
Professional fees	168,000	150,900
Accrued bonus	1,191,000	1,444,900
Accrued vacation	450,400	351,200
Other	131,000	126,200
Total	$3,868,400	$4,257,000

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2021 and 2020, the Company issued 0 and 42,475 shares of common stock for cashless exercise of 0 and 60,513 warrants, respectively.

During the years ended December 31, 2021 and 2020, the Company issued 433,856 and 1,159,989 shares of common stock for the exercise of warrants for proceeds of $2,628,061 and $8,056,416, respectively.

During the year ended December 31, 2021 and 2020, the Company issued 0 and 90,204 shares of common stock for cashless exercise of 0 and 98,370 options, respectively.

During the year ended December 31, 2021 and 2020, the Company issued 174,619 and 155,558 shares of common stock for the exercise of options for proceeds of $668,431 and 735,514, respectively.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company is not obligated to sell any shares under the agreement. During the years ended December 31, 2021 and 2020, the Company issued 651,674 and 427,700 shares of common stock for net cash proceeds of $23,416,036 and $19,791,644 under the agreement, respectively.

On December 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and Jefferies LLC, as representatives of the several underwriters, in connection with an underwritten public offering (the “Offering”) of 8,823,530 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issued and sold by the Company at a price to the public of $17.00 per share (with a price to the Underwriters of $15.98 per share). Pursuant to the Underwriting Agreement, the Underwriters were granted an option for a period of 30 days to purchase from the Company up to an additional 1,323,529 shares of Common Stock, at the same price per share, which was exercised in full on December 9, 2021. The Offering, including the issuance and sale of shares pursuant to the Underwriters’ exercise in full of their option to purchase additional shares, closed on December 13, 2021. Net proceeds from the offering totaled $161,226,945.

During the years ended December 31, 2021 and 2020, there were no common stock shares issued for issuances of restricted common stock.

Stock-based compensation - options

In December 2014, the Board of Directors adopted and the shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “2014 Plan”), which allows for the granting of 5,152,942 common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors.

In May 2021, the Company’s Board of Directors adopted and shareholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which allowed for the granting of 1,500,000 options or other stock awards.

These combined plans allowed for the granting of up to 6,652,942 options or other stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest either over four years or upon achievement of certain specified corporate or other milestones. As of December 31, 2021, there were no shares available to be granted under either the 2014 or 2021 Plan. The shareholders will vote at their annual meeting in 2022 on a management proposal to increase the shares available to be issued under the 2021 Plan by 3,900,000 shares; there can be no assurance such amendment will be approved. As of December 31, 2021, options for 3,821,118 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be void.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

On December 22, 2021, the Company awarded a total of 65,000 options to various consultants with an exercise price of $21.11 and a 10-year term, vesting over a 1 to 4-year period. The options have an aggregate fair value of approximately $1.1 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.23 – 1.31% (2) expected life of 5.5 – 6.25 years, (3) expected volatility of 96 – 98%, and (4) zero expected dividends. These awards are subject to shareholder approval of the above-described amendment to the 2021 Plan.

On December 17, 2021, the Company awarded a total of 5,477,004 options to the board or directors, various employees, and consultants  with an exercise price of $19.03 and a 10-year term, vesting over a 1 to 4-year period. The options have an aggregate fair value of approximately $81.6 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.18 - 1.26% (2) expected life of 5.2 - 5.00 years, (3) expected volatility of 97 - 99%, and (4) zero expected dividends. 3,821,118 of the awards are subject to shareholder approval of the above-described amendment to the 2021 Plan.

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

On January 6, 2021, the Company awarded a total of 1,490,000 options to employees and directors with an exercise price of $33.43 and a 10-year term vesting over a 4-year period. The options granted include time based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $39.7 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of December 31, 2021, six performance metrics for 520,000 options were met. Vesting of such options is subject to the passage of time. At December 31, 2021, the Company incurred expense of $3,392,419 related to these options.

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

During the year ended December 31, 2020, the Company recognized additional compensation expense of approximately $1,500,000 related to acceleration of vesting and a nominal amount related to the modification of certain options in connection with the separation and settlement agreement with Dr. Ottavio Vitolo (see note 10).

During the year ended December 31, 2020, the Company recognized compensation expense of approximately $484,000 related to the extended period of time to allow for some options to vest under the separation and settlement agreement with Dr. Thomas Wessel. This was considered a Type III modification and as a result the total expense of $1.8 million previously recognized was reversed as the options would not have vested prior to the modification (see note 10).

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

A summary of the changes in options outstanding for the years ended December 31, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2019	3,615,602	$19.96	9.2	$74,837,043
Granted	1,000,000	39.50	9.3	-
Exercised	(253,927)	-	-	-
Forfeited	(455,938)	-	-	-
Outstanding and expected to vest at December 31, 2020	3,905,737	$24.32	8.4	$48,952,339
Granted	7,057,004	21.15	9.8	-
Exercised	(174,619)	-	-	-
Forfeited	(457,500)	-	-	-
Outstanding and expected to vest at December 31, 2021	10,330,622	$22.52	9.0	$46,088,534
Options exercisable at December 31, 2021	2,140,490	$20.99	7.3	$19,511,463

At December 31, 2021, the Company has unrecognized stock-based compensation expense of approximately $143,200,000 related to unvested stock options over the weighted average remaining service period of 2.94 years. The weighted average fair value of options granted during the years ended December 31, 2021 and 2020 was approximately $22.15 and $32.45 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended	Years Ended
	December 31,	December 31,
	2021	2020
Risk free interest rate	0.59 to 1.31%	0.36 to 0.83%
Dividend yield	0%	0%
Volatility	97-101%	101-108%
Expected term (in years)	5 to 6.25	6.25

Warrants

A summary of the changes in outstanding warrants during the years ended December 31, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	3,646,870	$6.83
Issued	250,000	$33.32
Exercised	(1,211,199)	$7.27
Forfeited/Expired	(15,040)	$16.80
Outstanding at December 31, 2020	2,670,633	$9.11
Issued	972,000	$31.98
Exercised	(433,856)	$6.06
Outstanding at December 31, 2021	3,208,777	$16.45
Warrants exercisable at December 31, 2021	2,767,246	$13.92

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

On October 1, 2021, the Company awarded a total of 42,000 warrants to a consultant with an exercise price of $26.74 and a 10-year term, vesting 25% after year one and 6.25% quarterly there after until 100% vested. The warrants have an aggregate fair value of $891,265 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.10% (2) expected life of 6.25 years, (3) expected volatility of 99%, and (4) zero expected dividends.

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

On January 6, 2021, the Company awarded a total of 400,000 warrants to consultants with an exercise price of $33.43 and a 10-year term, vesting over 4-year period. The warrants granted include time-based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The warrants have an aggregate fair value of $10.6 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of December 31, 2021, six performance metrics for 200,000 warrants were met. Vesting of such options is subject to the passage of time. At December 31, 2021, the Company incurred expense of $1,304,776 related to these warrants.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

At December 31, 2021, the Company had $12.4 million of unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2021, the aggregate intrinsic value of warrants vested and outstanding was $31.3 million.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations (rounded to nearest $00):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Research and development	$15,835,900	$4,038,500
General and administrative	24,658,600	16,738,800
Total	$40,494,500	$20,777,300

NOTE 8 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Federal net operating loss	$19,434,000	$15,227,000
State net operating loss	12,508,000	9,361,000
Research and development tax credits	5,333,000	3,407,000
Capitalized R&D	38,360,000	14,387,000
Nonqualified Stock Options	15,511,000	7,352,000
Accruals	655,000	645,000
Intangibles and Fixed Assets	4,394,000	41,000
Less: valuation allowance	(96,195,000)	(50,420,000)
Total	$-	$-

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

The Company has maintained a full valuation allowance against its deferred tax assets at December 31, 2021 and 2020. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance increased/(decreased) for the years ended December 31, 2021 and 2020 by approximately $45,775,000 and $24,469,000, respectively. Deferred tax asset for net operating loss carryforwards at December 31, 2021 was adjusted with the corresponding offset to valuation allowance.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

At December 31, 2021, the Company had federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $92,543,000, $91,755,000 and $91,371,000 respectively, which begin expiring in 2027, 2032 and 2032 respectively. Approximately $47,072,000 federal NOL can be carried forward indefinitely but it is limited to 80% of future taxable income. The Company also has federal research and development tax credit carryforwards of approximately $5,308,000 that will begin to expire in 2028. The Company's ability to use its NOL carryforwards may be limited if it experiences an "ownership change" as defined in Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2021.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State (net of federal benefit)	14.22%	15.50%
Non-deductible expenses	(0.38)%	0.42%
R&D Credit	1.53%	3.21%
Other	0.02%	1.01%
Change in valuation allowance	(36.41)%	(41.15)%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at December 31, 2021 and 2020, that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 23, 2022, no discussions are active between the Company and Wonpung.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2021, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Leases and Subleases

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon Blvd., Floor 3 Coral Gables, Florida 33134 pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022. As the Company’s leases consist of one lease for their corporate headquarters, which is for a period of 12 months or less. The Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

The Company incurred rent expense of approximately $111,800 and $165,900 for the years ended December 31, 2021 and 2020, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. On June 8, 2017 the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of December 31, 2021 and 2020, the balance of unearned interest income was approximately $4,000 and $14,900, respectively.

The future minimum lease payments to be received under the lease for each year as of December 31, 2021 are as follows:

2022	$90,348
Total	$90,348

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

Lawsuit Brought by Current Employee

On July 15, 2020, an employee of the Company filed a Complaint alleging unequal pay based on gender and other employment-based claims. On April 9, 2021, the Company settled this Complaint for an immaterial amount.

NOTE 10 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Vitolo entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company paid Dr. Vitolo a severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until September 6, 2020. Dr. Vitolo had until March 6, 2021 to exercise his vested options and was allowed to use a cashless exercise provision to exercise his vested options. Dr. Vitolo exercised 126,562 during 2020 and the remaining options expired on March 6, 2021. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company paid accrued and unpaid salary, vacation time and attorney’s fees totaling approximately $45,000.

Effective December 31, 2020, Dr. Wessel entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company paid Dr. Wessel a severance of $237,500 in accordance with his employment contract. In addition, Dr. Wessel’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until June 30, 2021. Dr. Wessel had until December 31, 2021 to exercise his vested options and was allowed to use a cashless exercise provision to exercise his vested options. All of Dr. Wessel’s options expired on December 31, 2021. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company paid accrued vacation time totaling approximately $28,940.

NOTE 11 - OTHER POSTRETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $112,910 and $90,692 for the years ended December 31, 2021 and 2020, respectively.

NOTE 12 - SUBSEQUENT EVENTS

From January 1st through March 23, 2022, 20,000 options with an exercise price of $3.24 were exercised, for net proceeds of $64,800.

On February 7, 2022, the Company issued a total of 655,593 common shares through its ATM equity offering facility for net proceeds of $10,994,486.

On March 7, 2022, the Company issued a total of 953,750 common shares through its ATM equity offering facility for net proceeds of $18,604,055.

From January 1st through March 14, 2022, 160,000 options were issued to various consultants with an exercise price ranging from $ 18.00 to $22.53. These awards are subject to shareholder approval of the amendment to the 2021 Plan described in Note 6 above.

The Company’s lease agreement at 2222 Ponce de Leon Blvd expired on December 31, 2021 and has been renewed for calendar year 2022 for an average monthly cost of approximately $6,550.

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

3.2	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

Exhibit Number	Description

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.7	Form of 2018 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

4.9	Description of Securities (incorporated by reference to the description of the Company’s common stock, par value $0.001 per share, under the heading “Description of Securities We May Offer—Authorized Capital Stock; Issued and Outstanding Capital Stock,” “—Common Stock,” “—Forum for Adjudication of Disputes, “—Anti-takeover Effects of Our Articles of Incorporation and By-laws, and “—Anti-takeover Effects of Nevada Law” in the Company’s Registration Statement on Form S-3 (File No. 333-245054), filed with the Securities and Exchange Commission on August 12, 2020)

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.3	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.4	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.5	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

Exhibit Number	Description

10.7	Assignment and Consent Agreement, dated June 6, 2017, among 275 Madison Avenue RPW 1 LLC, 275 Madison Avenue RPW 2, LLC, Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.21 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.8	Lease Agreement, dated May 2, 2017, between Relmada Therapeutics, Inc. and Regus Management Group, LLC. (incorporated by reference to Exhibit 10.22 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.9	Amended and Restated License Agreement, dated June 8, 2017, between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.23 of Relmada’s Form 10-K filed with the SEC on September 28, 2017).

10.10	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.11	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.12	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.13	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.14	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

Exhibit Number	Description

10.15	Lease Agreement, effective January 1, 2019, between Relmada Therapeutics, Inc. and 880 Third Avenue Tenant LLC (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.16	Settlement Agreement, dated February 6, 2019, among Najib Babul, Laidlaw & Company (UK) Ltd., Sandesh Seth, and Sergio Traversa (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.17	Consulting Agreement, effective March 25, 2019, between Relmada Therapeutics, Inc. and Najib Babul (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on February 13, 2019).

10.18	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.19	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.20	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.5 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.21	Amended and Restated Unit Purchase Agreement dated November 27, 2019, between Relmada Therapeutics, Inc., and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.22	Amendment No.1 To License Agreement dated December 2, 2019, to the License Agreement dated January 16, 2018 between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.23	Director Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

Exhibit Number	Description

10.24	Indemnity Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.25	Director Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.26	Indemnity Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.27	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.28	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.29	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.30	Amendment No. 5 to Stock Option and Equity incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 9, 2020).

10.31	Severance and Separation Agreement, dated April 1, 2020, by and between Ottavio Vitolo and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.32	Open Market Sale AgreementSM dated as of May 15, 2020 by and between Relmada Therapeutics, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 10.7 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.33*	Relmada Therapeutics, Inc., 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 of Relmada’s Form 10-K filed with the SEC on March 24, 2021).

10.34

License Agreement dated as of July 16, 2021, between Arbormentis, LLC and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on August 10, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

23.1	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 25, 2022	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer, and Director	March 25, 2022
Sergio Traversa

/s/ Maged Shenouda	Chief Financial Officer	March 25, 2022
Maged Shenouda

/s/ Charles J. Casamento	Chairman of the Board	March 25, 2022
Charles J. Casamento

/s/ Paul Kelly	Director	March 25, 2022
Paul Kelly

/s/ Eric Schmidt	Director	March 25, 2022
Eric Schmidt

/s/ John Glasspool	Director	March 25, 2022
John Glasspool