Form 10-Q
period 2022-03-31
RELMADA THERAPEUTICS, INC.
filed 2022-05-05
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 29,990,790 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31,	As of
	2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,934,376	$44,443,439
Short-term investments	175,715,526	167,466,167
Lease payments receivable – short term	65,454	86,377
Prepaid expenses	5,063,960	11,301,535
Total current assets	225,779,316	223,297,518
Other assets	28,293	28,293
Total assets	$225,807,609	$223,325,811

Commitments and Contingencies (See Note 7)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,670,149	$11,192,502
Accrued expenses	4,739,328	3,868,423
Total current liabilities	15,409,477	15,060,925
Total liabilities	15,409,477	15,060,925

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,402,824 and 27,740,147 shares issued and outstanding, respectively	29,403	27,740
Additional paid-in capital	555,181,624	513,304,258
Accumulated deficit	(344,812,895)	(305,067,112)
Total stockholders’ equity	210,398,132	208,264,886
Total liabilities and stockholders’ equity	$225,807,609	$223,325,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Operating expenses:
Research and development	$25,012,853	$14,022,227
General and administrative	13,284,570	8,382,976
Total operating expenses	38,297,423	22,405,203

Loss from operations	(38,297,423)	(22,405,203)

Other (expenses) income:
Interest/investment income, net	329,949	419,974
Realized loss on short-term investments	(15,022)	(52,789)
Unrealized loss on short-term investments	(1,763,287)	(177,163)
Total other (expense) income	(1,448,360)	190,022

Net loss	$(39,745,783)	$(22,215,181)

Loss per common share – basic and diluted	$(1.40)	$(1.34)

Weighted average number of common shares outstanding – basic and diluted	28,392,601	16,572,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock based compensation	-	-	11,930,681	-	11,930,681
ATM offering, net	1,609,343	1,610	29,581,932	-	29,583,542
Warrant exercised for cash	33,334	33	299,973	-	300,006
Options exercised for cash	20,000	20	64,780	-	64,800
Net loss	-	-	-	(39,745,783)	(39,745,783)
Balance – March 31, 2022	29,402,824	$29,403	$555,181,624	$(344,812,895)	$210,398,132

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock based compensation	-	-	5,851,284	-	5,851,284
Warrant exercised for cash	273,491	273	1,460,233	-	1,460,506
Options exercised for cash	141,625	142	467,631	-	467,773
Net loss	-	-	-	(22,215,181)	(22,215,181)
Balance - March 31, 2021	16,748,055	$16,748	$292,660,864	$(201,530,484)	$91,147,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(39,745,783)	$(22,215,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	806
Stock-based compensation	11,930,681	5,851,284
Realized loss on short-term investments	15,022	52,789
Unrealized loss on short-term investments	1,763,287	177,163
Change in operating assets and liabilities:
Lease payment receivable	20,923	19,247
Prepaid expenses	6,237,575	(87,505)
Accounts payable	(522,353)	(263,679)
Accrued expenses	870,905	379,601
Net cash used in operating activities	(19,429,743)	(16,085,475)

Cash flows from investing activities
Purchase of short-term investments	(25,915,957)	(20,663,535)
Sale of short-term investments	15,888,289	36,129,376
Net cash (used in) provided by investing activities	(10,027,668)	15,465,841

Cash flows from financing activities
Proceeds from issuance of common stock	29,583,542	-
Proceeds from options exercised for common stock	64,800	467,773
Proceeds from warrants exercised for common stock	300,006	1,460,506
Net cash provided by financing activities	29,948,348	1,928,279
Net increase in cash and cash equivalents	490,937	1,308,645
Cash and cash equivalents at beginning of the period	44,443,439	2,495,397

Cash and cash equivalents at end of the period	$44,934,376	3,804,042

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $19,429,743 for the three months ended March 31, 2022 and has an accumulated deficit of $344,812,895 from inception through March 31, 2022.

Relmada has funded its past operations through equity raises and most recently in the three months ended March 31, 2022, the Company raised net proceeds of $29,583,542 from the sale of common stock through our at-the-market (ATM) equity offering, $64,800 through the exercise of options and $300,006 through the exercise of warrants.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that the Company’s existing cash and cash equivalents will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent clinical trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are stock-based compensation expenses and recorded amounts related to income taxes.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents at these institutions exceed federally insured limits. The Company’s cash balance of $44,934,376 at March 31, 2022 at these institutions exceed the federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). Substantially all equity investments in nonconsolidated entities are measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the condensed consolidated statement of operations. Short term investment activity is presented in the investing activities section on the condensed consolidated statement of cash flows.

Short-term investments at March 31, 2022 consisted of mutual funds with a fair value of $175,715,526.

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

The Company’s short-term investment instruments of $175,715,526 at March 31, 2022 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded unrealized losses of $1,763,287 and $177,163 included in other income for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2022 and December 31, 2021, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2022 and December 31, 2021. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the three months ended March 31, 2022 and 2021, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Three months ended
	March 31, 2022	March 31, 2021
Stock options	10,262,184	5,165,987
Common stock warrants	3,175,443	2,797,142
Total	13,437,627	7,963,129

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The amendments in this ASU require annual disclosures to increase the transparency of government assistance received by a business entity including information about the nature of the government transactions, related accounting policy, the line items on the balance sheet and income statement that are affected, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this ASU are effective for annual periods beginning after December 15, 2021. The Company adopted this standard effective January 1, 2022 and the standard did not have a significant impact on our condensed consolidated financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call options that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company adopted this standard effective January 1, 2022 and the standard did not have a significant impact on our condensed consolidated financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2022	December 31, 2021
Insurance	$164,600	$353,300
Research and Development	4,743,700	10,708,800
Legal	11,000	11,000
Other	144,700	228,400
Total	$5,064,000	$11,301,500

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2022	December 31, 2021
Research and development	$3,585,200	$1,928,000
Professional fees	113,700	168,000
Accrued bonus	422,700	1,191,000
Accrued vacation	503,500	450,400
Other	114,200	131,000
Total	$4,739,300	$3,868,400

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2022, the Company issued 33,334 shares of common stock for cash exercises of warrants for proceeds of $300,006.

During the three months ended March 31, 2022, the Company issued 20,000 shares of common stock for the exercise of options for proceeds of $64,800.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company was not obligated to sell any shares under the agreement. During the three months ended March 31, 2022, the Company issued 1,609,343 shares of common stock for net cash proceeds of $29,583,542 under the agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Options and Warrants

In December 2014, the Board of Directors adopted and the Company’s shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of 5,152,942 common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In May 2021, the Company’s Board of Directors adopted and shareholders approved Relmada’s 2021 Equity Incentive Plan which allows for the granting of 1,500,000 options or stock awards. These combined plans allow for the granting of up to 6,652,942 options or stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2022, no shares were available for future grants under the Plan. The shareholders will vote at their annual meeting in 2022 on a management proposal to increase the shares available to be issued under the 2021 Plan by 3,900,000 shares; there can be no assurance such amendment will be approved. As of March 31, 2022, options for 3,609,242 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be forfeited.

As of March 31, 2022, no stock appreciation rights have been issued.

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

On January 1, 2022, 50,000 options were issued to a consultant with an exercise price of $22.53 and a 10-year term, vesting over a 1-year period. The options granted include performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of approximately $847,583 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.53% (2) expected life of 5.5 years, (3) expected volatility of 96%, and (4) zero expected dividends. These awards are subject to shareholder approval of the above-described amendment to the 2021 Plan.

From January 1, 2022  through March 14, 2022, 110,000 options were issued to various consultants with an exercise price ranging from $18.00 to $21.46 and a 10-year term, vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $1.6 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.53 – 2.00% (2) expected life of 6.25 years, (3) expected volatility of 98%, and (4) zero expected dividends. These awards are subject to shareholder approval of the above-described amendment to the 2021 Plan.

On March 28, 2022, the Company awarded a total of 15,000 options to an employee with an exercise price of $25.76 and a 10-year term vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of $307,845 calculated using the Black Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.55% (2) expected life of 6.25 years, (3) expected volatility of 98%, and (4) zero expected dividends. These awards are subject to shareholder approval of the above-described amendment to the 2021 Plan.

At March 31, 2022, the Company has unrecognized stock-based compensation expense of approximately $129.7 million related to unvested stock options over the weighted average remaining service period of 2.72 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2021	10,330,622	$22.52	9.00	$46,088,534
Granted	175,000	$20.35	9.84	$-
Exercised	(20,000)	$3.24	-	$-
Forfeited	(223,438)	$27.22	-	$-
Outstanding at March 31, 2022	10,262,184	$22.42	8.79	$78,393,636
Options exercisable at March 31, 2022	2,748,859	$21.56	7.42	$29,334,704

Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2021	3,208,777	$16.45
Granted	-	$-
Exercised	(33,334)	$9.00
Outstanding at March 31, 2022	3,175,443	$16.53
Warrants Vested at March 31, 2022	2,799,693	$14.40

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

At March 31, 2022, the Company had approximately $8.6 million of unrecognized compensation expense related to outstanding warrants.

At March 31, 2022, the aggregate intrinsic value of warrants vested and outstanding was approximately $39.6 million.

Stock -based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the three months ended March 31, 2022 and 2021 (rounded to nearest $00):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Research and development	$1,258,400	$545,800
General and administrative	10,672,300	5,305,500
Total	$11,930,700	$5,851,300

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective March 6, 2020, Dr. Ottavio Vitolo, the Company’s Chief Medical Officer and Head of Research and Development, entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Vitolo severance of $200,000 in accordance with his employment contract. In addition, Dr. Vitolo’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continued to vest until September 6, 2020. Dr. Vitolo had until March 6, 2021 to exercise his vested options and was allowed to use a cashless exercise provision to exercise his vested options. Dr. Vitolo exercised 126,562 options during 2020 and the remaining options expired on March 6, 2021. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company paid accrued and unpaid salary, vacation time and attorney’s fees totaling approximately $45,000.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 31, 2022, no discussions are active between the Company and Wonpung.

The Company received an upfront license fee of $1,500,000 and will earn royalties of up to 12% of net sales for up to two licensed products it was developing at the time of the signing of the agreement. The licensing terms for the ROFR products are subject to future negotiations and binding arbitration. The terms of each licensing agreement will expire on the earlier of any time from 15 years to 20 years after licensing or on the date of commercial availability of a generic product to such licensed product in the licensed territory.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of March 31, 2022, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of March 31, 2022, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 with monthly rent of approximately $6,500. The Company’s previous lease at 880 Third Avenue, 12th Floor, New York, NY 10022 was terminated as of July 31, 2021. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. For the three months ended March 31, 2022 and 2021, the Company recognized lease expense of approximately $19,500 and $15,900, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the three months ended March 31, 2022 and 2021, the Company recognized lease income of approximately $1,700 and $3,300, respectively. As of March 31, 2022 and 2021, the balance of unearned interest income was approximately $2,300 and $11,500, respectively.

NOTE 8 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $31,600 and $40,320 for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2022, 73,266 outstanding warrants were exercised for total cash proceeds of $447,723.

On April 7, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $100,000,000. The Company is not obligated to sell any shares under the agreement. On April 8, 2022, the Company issued a total of 484,900 common shares through this ATM equity offering facility for net proceeds of $13,284,548.

Subsequent to March 31, 2022, 10,000 options were granted to a new employee with an exercise price of $25.52.

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

In the REL-1017-202 study, 62 subjects, with an average age of 49.2 years, with an average Hamilton Depression Rating Scale score of 25.3 and an average Montgomery-Asberg Depression Rating Scale (MADRS) score of 34.0 (severe depression), were randomized. Other demographic characteristics were balanced across all arms. After an initial screening period, subjects were randomized to one of three arms: placebo, REL-1017 25 mg or REL-1017 50 mg, in addition to stable background antidepressant therapy. Subjects in the REL-1017 treatment arms received one loading dose of either 75 mg (25 mg arm) or 100 mg (50 mg arm) of REL-1017. Subjects were treated inpatient for 7 days and discharged home at Day 9. They returned for follow-up visits at Day 14 and Day 21. Efficacy was measured on Days 2, 4 and 7 in the dosing period and on Day 14, one week after treatment discontinuation. 61 subjects received all treatment doses and were included in the per-protocol population (PPP) treatment analysis; 57 subjects completed all visits. All 62 randomized subjects were part of the intention-to-treat (ITT) analysis. No differences were observed between the ITT and PPP analyses and results.

Key findings:

We observed that subjects in both the REL-1017 25 mg and 50 mg treatment groups experienced statistically significant improvement on all efficacy measures tested as compared to subjects in the placebo group, including: MADRS; the Clinical Global Impression – Severity (CGI-S) scale; the Clinical Global Impression – Improvement (CGI-I) scale; and the Symptoms of Depression Questionnaire (SDQ).

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

Following discussions with the Food and Drug Administration (FDA), Relmada’s adjunctive MDD Phase 3 program includes the following key attributes:

●	The Phase 3 program consists of two sister, two-arm, placebo-controlled clinical trials. Each trial is being conducted in 55 clinical sites in the United States and will include planned enrollment of 364 MDD patients with inadequate response to standard antidepressants in their current depression episode. Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated will be the change from baseline on the MADRS score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data could support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score will serve as a key secondary endpoint and will provide information on the time to treatment effect.

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

On October 4, 2021, Relmada announced RELIANCE III, the ongoing monotherapy trial for the Company’s lead product candidate, REL-1017, which aims to randomize 364 patients and it is expected to be completed in mid-2022.

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

Human Abuse Potential (HAP) Study top-line results - Ketamine:

On February 23, 2022, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg, and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses, respectively) tested in recreational drug users, demonstrated a substantial (30+ points) and statistically significant difference vs. the active control drug, intravenous ketamine 0.5 mg/kg over 40 minutes, and were statistically equivalent to placebo. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at this moment”, using a 1-100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. Consistent results are seen for the secondary endpoints.

Results of the primary endpoint are summarized in the table below:

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

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of RELIANCE III monotherapy MDD rial in mid-2022.

●	Results of RELIANCE I and RELIANCE II adjunctive MDD trials in the second half of 2022.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in the second half of 2022.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $39,745,783 for the three months ended March 31, 2022. At March 31, 2022, we have an accumulated deficit of $344,812,895.

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

We plan to further develop esmethadone as our priority program. As the drug esmethadone is an NCE, the regulatory pathway required to support a new drug application (NDA) submission involves a full clinical development program. We plan to continue to generate intellectual property (IP) that will further protect our products from competition. We will also continue to prioritize our product development activities after taking into account the resources we have available, market dynamics and potential for adding value.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, upon NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in Phase 3 trials for the adjunctive and monotherapy treatment of MDD.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial, the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Completed Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended March 31, 2022 versus March 31, 2021

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021	Increase
Operating Expenses
Research and development	$25,012,853	$14,022,227	$10,990,626
General and administrative	13,284,570	8,382,976	4,901,594
Total	$38,297,423	$22,405,203	$15,892,220

Research and Development Expense

Research and development expense for the three months ended March 31, 2022 was approximately $25,012,900 compared to $14,022,200 for the three months ended March 31, 2021, an increase of approximately $10,990,700. The change was primarily driven by:

●	Increase in study costs of $7,783,500 associated with the execution of our four Phase 3 trials;

●	Decrease in manufacturing and drug storage costs of $612,500;

●	Decrease in compensation expense of $453,600 due to lower employee-related costs;

●	Increase in stock-based compensation expense of $712,700; and

●	Increase in other research expenses of $3,560,600 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2022 was approximately $13,284,600 compared to $8,383,000 for the three months ended March 31, 2021, an increase of approximately $4,901,600. The change was primarily due to:

●	Decrease in compensation expense of $115,600 due to lower employee-related costs;

●	Increase in stock-based compensation expense of $5,366,800 primarily related to options granted to employees; and

●	Decrease in other general and administrative expenses of $349,600 primarily due to a decrease in consulting services.

Other Income (Expense)

Interest / investment (expense) income was approximately $(1,448,400) and $190,000 for the three months ended March 31, 2022 and 2021, respectively. Realized loss on short-term investments was approximately $15,000 and $52,800 for the three months ended March 31, 2022 and 2021, respectively. Unrealized loss on short-term investments was approximately $1,763,300 and $177,200 for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2022 and 2021, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the three months ended March 31, 2022 and 2021 was approximately $39,745,800 and $22,215,200, respectively. The Company had loss per share, basic and diluted of $1.40 and $1.34 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $19,429,743 for the three months ended March 31, 2022 and has an accumulated deficit of $344,812,895 from inception through March 31, 2022.

Relmada has funded its past operations through equity raises and in the three months ended March 31, 2022, the Company raised net proceeds of $29,583,542 from the sale of common stock through our ATM equity offering, $64,800 through the exercise of options and $300,006 through the exercise of warrants.

Subsequent to quarter end, in April 2022, we entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. On April 8, 2022, we raised net proceeds of $13,284,548 from the sale of common stock through this ATM facility.

Management believes that the Company’s existing cash and cash equivalents will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent clinical trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash used in operating activities	$(19,429,743)	$(16,085,475)
Cash provided by (used in) investing activities	(10,027,668)	15,465,841
Cash provided by financing activities	29,948,348	1,928,279
Net increase (decrease) in cash and cash equivalents	$490,937	1,308,645

For the three months ended March 31, 2022, cash used in operating activities was $19,429,743 primarily due to the net loss of $39,745,783, a decrease in accounts payable of $522,353, and an increase in accrued expenses of $870,905, offset by non-cash stock compensation charges of $11,930,681, unrealized losses of $1,763,287, realized losses of $15,022, a decrease in prepaid expenses of $6,237,575, and a decrease in short-term lease payment receivable of $20,923.

For the three months ended March 31, 2021, cash used in operating activities was $16,085,475 primarily due to the net loss of $22,215,181, prepaid expense of $87,505, and accounts payable of $263,679, offset by non-cash stock compensation charges of $5,851,284, unrealized loss of $177,163, realized loss of $52,789 and accrued expenses of $379,601.

For the three months ended March 31, 2022, cash used by investing activities was $10,027,668 related to the purchase of $25,915,957 and the sale of $15,888,289 short-term investments.

For the three months ended March 31, 2021, cash used in investing activities was $15,465,841 related to the purchase of $20,663,535 and the sale of $36,129,376 short-term investments.

Net cash provided by financing activities for the three months ended March 31, 2022 was $29,948,348 due to sales of common stock of $29,583,542, proceeds from warrants exercised for common stock of $300,006, and proceeds from options exercised for common stock of $64,800.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,928,279 due proceeds from options exercised for common stock of $467,773 and proceeds from options exercised for common stock of $1,460,506.

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

Commitments and Contingencies

Please refer to Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2022 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, managements estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.

We evaluate our estimates and assumptions on an ongoing basis and none of the Company’s estimates and assumptions used within the unaudited condensed consolidated financial statements involve a high level of estimation uncertainty. For additional discussion regarding the application of the significant accounting policies, see Note 2 to the Company’s unaudited condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2021, which include more detailed risk factors related to COVID-19.

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

Date: May 5, 2022	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)