Form 10-Q
period 2022-06-30
RELMADA THERAPEUTICS, INC.
filed 2022-08-11
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 30,060,518 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30, 2022 (unaudited)	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$37,260,866	$44,443,439
Short-term investments	174,694,211	167,466,167
Lease payments receivable – short term	42,234	86,377
Prepaid expenses	3,483,744	11,301,535
Other current assets	256,192	-
Total current assets	215,737,247	223,297,518
Other assets	35,238	28,293
Total assets	$215,772,485	$223,325,811

Commitments and Contingencies (See Note 7)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,539,686	$11,192,502
Accrued expenses	11,381,468	3,868,423
Total current liabilities	18,921,154	15,060,925

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,024,594 and 27,740,147 shares issued and outstanding, respectively	30,025	27,740
Additional paid-in capital	581,569,169	513,304,258
Accumulated deficit	(384,747,863)	(305,067,112)
Total stockholders’ equity	196,851,331	208,264,886
Total liabilities and stockholders’ equity	$215,772,485	$223,325,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$30,912,671	$17,331,507	$55,925,524	$31,353,734
General and administrative	14,599,401	9,130,373	27,883,971	17,513,349
Total operating expenses	45,512,072	26,461,880	83,809,495	48,867,083

Loss from operations	(45,512,072)	(26,461,880)	(83,809,495)	(48,867,083)

Other (expenses) income:
Gain on settlement of fees	6,351,606		6,351,606
Interest/investment income, net	387,333	322,807	717,282	742,781
Realized (loss) gain on short-term investments	24,502	(123,590)	9,480	(176,379)
Unrealized loss on short-term investments	(1,186,337)	(289,281)	(2,949,624)	(466,444)
Total other (expenses) income	5,577,104	(90,064)	4,128,744	99,958

Net loss	$(39,934,968)	$(26,551,944)	$(79,680,751)	$(48,767,125)

Loss per common share – basic and diluted	$(1.33)	$(1.56)	$(2.73)	$(2.90)

Weighted average number of common shares outstanding – basic and diluted	29,935,895	17,054,646	29,168,511	16,814,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock based compensation	-	-	11,930,681	-	11,930,681
ATM offering, net	1,609,343	1,610	29,581,932	-	29,583,542
Warrant exercised for cash	33,334	33	299,973	-	300,006
Options exercised for cash	20,000	20	64,780	-	64,800
Net loss	-	-	-	(39,745,783)	(39,745,783)
Balance – March 31, 2022	29,402,824	29,403	555,181,624	(344,812,895)	210,398,132
Stock based compensation	-	-	12,295,016	-	12,295,016
Warrant exercised for cash	91,058	91	595,259	-	595,350
Options exercised for cash	45,812	46	352,698	-	352,744
ATM offering, net of offering costs	484,900	485	13,144,572	-	13,145,057
Net loss	-	-	-	(39,934,968)	(39,934,968)
Balance – June 30, 2022	30,024,594	$30,025	$581,569,169	$(384,747,863)	$196,851,331

	Three and Six months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock based compensation			5,851,284	-	5,851,284
Warrant exercised for cash	273,491	273	1,460,233	-	1,460,506
Options exercised for cash	141,625	142	467,631	-	467,773
Net loss	-	-	-	(22,215,181)	(22,215,181)
Balance - March 31, 2021	16,748,055	16,748	292,660,864	(201,530,484)	91,147,128
Stock based compensation	-	-	8,268,376	-	8,268,376
Warrant exercised for cash	62,059	62	481,387	-	481,449
Options exercised for cash	7,031	7	49,491	-	49,498
ATM offering, net of offering costs	651,674	652	23,457,398		23,458,050
Net loss	-	-	-	(26,551,944)	(26,551,944)
Balance - June 30, 2021	17,468,819	$17,469	$324,917,516	$(228,082,428)	$96,852,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(79,680,751)	$(48,767,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,258
Stock-based compensation	24,225,697	14,119,660
Gain on settlement of fees	(6,351,606)
Realized loss (gain) on short-term investments	(9,480)	176,379
Unrealized loss on short-term investments	2,949,624	466,444
Change in operating assets and liabilities:
Lease payment receivable	44,143	38,899
Other current assets	(256,192)	-
Prepaid expenses and other assets	7,810,846	(645,690)
Accounts payable	2,698,790	2,109,447
Accrued expenses	7,513,045	(796,162)
Net cash used in operating activities	(41,055,884)	(33,296,890)

Cash flows from investing activities
Purchase of short-term investments	(33,412,425)	(56,872,459)
Sale of short-term investments	23,244,237	66,426,021
Net cash (used in) provided by investing activities	(10,168,188)	9,553,562

Cash flows from financing activities
Proceeds from issuance of common stock, net	42,728,599	23,458,050
Proceeds from options exercised for common stock	417,544	517,271
Proceeds from warrants exercised for common stock	895,356	1,941,955
Net cash provided by financing activities	44,041,499	25,917,276
Net (decrease)/increase in cash and cash equivalents	(7,182,573)	2,173,948
Cash and cash equivalents at beginning of the period	44,443,439	2,495,397

Cash and cash equivalents at end of the period	$37,260,866	$4,669,345

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income Tax	$-	$-

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $41,055,884 for the six months ended June 30, 2022 and has an accumulated deficit of $384,747,863 from inception through June 30, 2022.

Relmada has funded its past operations through equity raises and most recently in the six months ended June 30, 2022, the Company raised net proceeds of $42,728,599 from the sale of common stock through our at-the-market (ATM) equity offering, $417,544 through the exercise of options and $895,356 through the exercise of warrants.

On April 8, 2022, we raised net proceeds of $13,145,057 from the sale of common stock through our ATM equity offering. On April 6, 2022, we entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash balance of $37,260,866 at June 30, 2022 at these institutions exceed the federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). Substantially all equity investments are nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the unaudited condensed consolidated statement of operations. Short term investment activity is presented in the investing activities section on the unaudited condensed consolidated statement of cash flows.

Short-term investments at June 30, 2022 consisted of mutual funds with a fair value of $174,694,211.

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

Other Current Assets

The Company recognizes other current assets as a transaction that will be converted into cash within a year on the balance sheet. The Company’s other current assets consist entirely of unsettled funds from an option exercise on June 30, 2022.

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

Level 3 Inputs – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by Accounting Standard Codification (ASC) Topic No. 820 – 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s short-term investment instruments of $174,694,211 at June 30, 2022 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded unrealized loss of $1,186,337 and $2,949,624 included in other income for the three and six months ended June 30, 2022, respectively. The Company recorded unrealized losses of $289,281 and $466,444 included in other income for the three and six months ended June 30, 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2022 and December 31, 2021, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2022 and December 31, 2021. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments.

Net Loss per Common Share

Basic loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options and warrants to purchase common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss in each period.

For the six months ended June 30, 2022 and 2021, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Six months ended
	June 30, 2022	June 30, 2021
Stock options	10,427,310	5,158,956
Common stock warrants	3,084,385	2,755,083
Total	13,511,695	7,914,039

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2022	December 31, 2021
Insurance	$643,300	$353,300
Research and Development	2,624,600	10,708,800
Legal	11,000	11,000
Other	204,800	228,400
Total	$3,483,700	$11,301,500

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2022	December 31, 2021
Research and development	$9,799,100	$1,928,000
Professional fees	111,800	168,000
Accrued bonus	780,400	1,191,000
Accrued vacation	572,000	450,400
Other	118,200	131,000
Total	$11,381,500	$3,868,400

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2022, the Company issued 124,392 shares of common stock, for cash exercises of warrants for proceeds of $895,356.

During the six months ended June 30, 2022, the Company issued 65,812 shares of common stock for cash exercises of options for proceeds of $417,544.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company was not obligated to sell any shares under the agreement. During the six months ended June 30, 2022, the Company issued 2,094,243 shares of common stock for net cash proceeds of $42,728,599 under the agreement.

Options and Warrants

In December 2014, the Board of Directors adopted and Company’s shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of 5,152,942 common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In May 2021, the Company’s Board of Directors adopted and shareholders approved Relmada’s 2021 Equity Incentive Plan which allows for the granting of 1,500,000 options or stock awards. In May 2022, the Company’s Board of Directors adopted and Shareholders approved an amendment to the 2021 Equity Incentive Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2022, there were 125,632 shares available for future grants under the combined Equity Incentive Plans.

As of June 30, 2022, no stock appreciation rights have been issued.

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

On January 1, 2022, 50,000 options were issued to a consultant with an exercise price of $22.53 and a 10-year term, vesting over a 1-year period. The options granted include performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $847,583, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.53% (2) expected life of 5.5 years, (3) expected volatility of 96%, and (4) zero expected dividends.

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

From April 25, 2022  through May 5, 2022, 260,000 options were issued to various consultants with an exercise price ranging from $22.40 to $25.52 and a 10-year term, vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $4.6 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.85 – 3.04% (2) expected life of 6.25 years, (3) expected volatility of 95%, and (4) zero expected dividends.

At June 30, 2022, the Company has unrecognized stock-based compensation expense of approximately $122.7 million related to unvested stock options over the weighted average remaining service period of 2.51 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2021	10,330,622	$22.52	9.00	$46,088,534
Granted	435,000	$21.65	9.75	$-
Exercised	(65,812)	$6.34	-	$-
Forfeited	(272,500)	$29.30	-	$-
Outstanding and expected to vest at June 30, 2022	10,427,310	$22.41	8.60	$19,951,999
Options exercisable at June 30, 2022	3,252,058	$21.43	7.30	$18,294,480

Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2021	3,208,777	$16.45
Granted	-	$-
Exercised	(124,392)	$7.20
Outstanding at June 30, 2022	3,084,385	$16.82
Vested at June 30, 2022	2,763,948	$14.93

At June 30, 2022, the Company had approximately $7.7 million of unrecognized compensation expense related to outstanding warrants.

At June 30, 2022, the aggregate intrinsic value of warrants vested and outstanding was approximately $22.9 million.

Stock -based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the six months ended June 30, 2022 and 2021 (rounded to nearest $00):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Research and development	$2,494,800	$2,506,700
General and administrative	21,730,900	11,613,000
Total	$24,225,700	$14,119,700

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

Effective December 31, 2020, Dr. Thomas Wessel, the Company’s Executive Vice President, Head of Research and Development, entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Wessel severance of $237,500 in accordance with his employment contract. In addition, Dr. Wessel’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continue to vest until June 30, 2021. Dr. Wessel had until December 31, 2021 to exercise his vested options and he was allowed to use a cashless exercise provision to exercise his vested options. All of Dr. Wessel’s options expired on December 31, 2021. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company paid accrued vacation time totaling approximately $28,940.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of June 30, 2022, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2022, the Company has not generated any revenue related to this license agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of June 30, 2022, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 with monthly rent of approximately $9,000. The Company’s previous lease at 880 Third Avenue, 12th Floor, New York, NY 10022 was terminated as of July 31, 2021. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. For the six months ended June 30, 2022 and 2021, the Company recognized lease expense of approximately $44,000 and $38,700, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium will continue to license the furniture, fixtures, equipment and tenant improvements located in its office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium shall have at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. On July 7, 2022, Actinium exercised their right to purchase the FFE for $52,698. The license of FFE qualified as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the six months ended June 30, 2022 and 2021, the Company recognized lease income of approximately $2,500 and $6,300, respectively. As of June 30, 2022, there was no unearned interest income as a result of the exercised right to purchase.

NOTE 8 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $62,800 and $78,800 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On July 1, 2022, 150,000 options were granted to a consultant with an exercise price of $18.30.

Subsequent to June 30, 2022, 17,886 outstanding options were exercised for total cash proceeds of $286,176.

Subsequent to June 30, 2022, 18,038 outstanding warrants were exercised for total cash proceeds of $129,478.

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

Following discussions with the Food and Drug Administration (FDA), Relmada’s adjunctive MDD Phase 3 program includes the following key attributes:

●	The Phase 3 program consists of two sister, two-arm, placebo-controlled clinical trials. Each trial is being conducted in 55 clinical sites in the United States. Patients will add either a 25 mg oral dose of REL-1017 once per day or placebo to their ongoing antidepressant treatment.

●	The primary endpoint to be evaluated will be the change from baseline on the MADRS score at day-28 for REL-1017 compared to placebo. Success on this endpoint with the collection of sufficient safety data could support the use of REL-1017 for chronic treatment, if approved.

●	The change from baseline and the 7-day MADRS score will serve as a key secondary endpoint and will provide information on the time to treatment effect.

On April 1, 2021, Relmada announced the initiation of RELIANCE II, the second of two sister pivotal Phase 3 clinical trials (RELIANCE I and RELIANCE II) for the Company’s lead product candidate, REL-1017, as an adjunctive treatment for MDD.

On October 4, 2021, Relmada announced RELIANCE III, the ongoing monotherapy trial for the Company’s lead product candidate, REL-1017.

On August 9, 2022, Relmada announced that the FDA granted Fast Track designation to REL-1017 as a monotherapy for the treatment MDD.

Patients who complete the RELIANCE trials are eligible to rollover into the long-term, open-label study, which also is expected to include subjects who had not previously participated in a REL-1017 clinical trial.

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

Human Abuse Potential (HAP) Study top-line results - Oxycodone:

On July 27, 2021, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses (MTD), respectively) tested in recreational opioid users, demonstrated a highly statistically significant difference vs. the active control drug, oxycodone 40 mg. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at the moment”, using a 1=100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. In summary, all tested doses of REL-1017, including the 150 mg maximum tolerated dose, showed a highly statistically significant difference in abuse potential versus oxycodone with p-values less than 0.05. Consistent results were seen for the secondary endpoints. Additionally, all REL-1017 doses including 150 mg (6 times the therapeutic dose and MTD) were statistically equivalent to placebo (p<0.05). These results support the lack of opioid effects on REL-1017.

Human Abuse Potential (HAP) Study top-line results - Ketamine:

On February 23, 2022, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg, and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses, respectively) tested in recreational drug users, demonstrated a substantial (30+ points) and statistically significant difference vs. the active control drug, intravenous ketamine 0.5 mg/kg over 40 minutes, and, importantly, were statistically equivalent to placebo. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at this moment”, using a 1-100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. Consistent results are seen for the secondary endpoints.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of RELIANCE III monotherapy MDD trials in the second half of 2022 with last patient enrolled by the end of August, 2022.

●	Results of RELIANCE I and RELIANCE II adjunctive MDD trials in the second half of 2022.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in the first half of 2023.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $79,680,751 for the six months ended June 30, 2022. At June 30, 2022, we have an accumulated deficit of $384,747,863.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of CNS markets and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of CNS diseases. We have assembled a management team along with both scientific advisors, including recognized experts in the fields of depression, and business advisors with significant industry and regulatory experience to lead and execute the development and commercialization of esmethadone.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially provide coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia”, which, upon NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in Phase 3 trials for the adjunctive and monotheraphy treatment of MDD.

●	Robust, and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial, the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications potentially provide coverage beyond 2033.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended June 30, 2022 versus June 30, 2021

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
Operating Expenses
Research and development	$30,912,671	$17,331,507	$13,581,164
General and administrative	14,599,401	9,130,373	5,469,028
Total	$45,512,072	$26,461,880	$19,050,192

Research and Development Expense

Research and development expense for the three months ended June 30, 2022 was approximately $30,912,700 compared to $17,331,500 for the three months ended June 30, 2021, an increase of approximately $13,581,200. The increase was primarily due to:

●	Increase in study costs of $6,651,300 associated with the execution of our Phase 3 studies.

●	Increase in manufacturing and drug storage costs of $132,500;

●	Increase in compensation expense of $58,100 due to a increase in research and development employees and their related bonuses;

●	A decrease in stock-based compensation expense of $724,400;

●	Increase in other research expenses of $7,463,700 primarily associated with the addition of consultants, clinical research associates, and medical science liaisons contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2022 was approximately $14,599,400 compared to $9,130,400 for the three months ended June 30, 2021, an increase of approximately $5,469,000. The increase was primarily due to:

●	Decrease in compensation expense of $151,600 related a decrease of general and administrative employees;

●	Increase in stock-based compensation expense of $4,751,000 primarily related to options granted to employees, as well as key consultants;

●	Increase in other general and administrative expenses of $869,600 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $387,300 and $322,800 for the three months ended June 30, 2022 and 2021, respectively. Realized gain on short-term investments was approximately $24,500 for the three months ended June 30, 2022 compared to a realized loss of approximately $123,600 for the three months ended June 30, 2021. Unrealized loss on short-term investments was approximately $1,186,300 for the three months ended June 30, 2022 compared to an unrealized loss of approximately $289,300 for the three months ended June 30, 2021. Gain of settlement of fees was $6,351,600 for the three months ended June 30,2022.

Net Loss

The net loss for the Company for the three months ended June 30, 2022 and 2021 was approximately $39,935,000 and $26,551,900, respectively. The Company had loss per share basic and diluted of $1.33 and $1.56 for the three months ended June 30, 2022 and 2021, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2022 and 2021, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2022 versus June 30, 2021

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
Operating Expenses
Research and development	$55,925,524	$31,353,734	$24,571,790
General and administrative	27,883,971	17,513,349	10,370,622
Total	$83,809,495	$48,867,083	$34,942,412

Research and Development Expense

Research and development expense for the six months ended June 30, 2022 was approximately $55,925,500 compared to $31,353,700 for the six months ended June 30, 2021, an increase of approximately $24,571,800. The increase was primarily due to:

●	Increase in study costs of $14,434,700 associated with the execution of our Phase 3 studies.

●	Decrease in manufacturing and drug storage costs of $479,900;

●	Increase in pre-clinical and toxicology expenses of $336,200;

●	Decrease in compensation expense of $395,500 due to a decrease in research and development employees and their related bonuses;

●	A decrease in stock-based compensation expense of $11,900;

●	Increase in other research expenses of $10,688,200 primarily associated with the addition of consultants, clinical research associates, and medical science liaisons contracted to assist in the execution of our Phase 3 trials.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2022 was approximately $27,884,000 compared to $17,513,300 for the six months ended June 30, 2021, an increase of approximately $10,370,700. The increase was primarily due to:

●	Decrease in compensation expense of $267,200 primarily related a decrease of general and administrative employees;

●	Increase in stock-based compensation expense of $10,117,900 related to option grants to employees and key consultants;

●	Increase in other general and administrative expenses of $520,000 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $717,300 and $742,800 for the six months ended June 30, 2022 and 2021, respectively. Realized gain on short-term investments was approximately $9,500 for the six months ended June 30, 2022 compared to a realized loss of approximately $176,400 for the six months ended June 30,2021. Unrealized loss on short-term investments was approximately $2,949,600 and $466,400 for the six months ended June 30, 2022 and 2021, respectively. Gain on settlement fees of $6,351,600 for the six months ended June 30, 2022.

Net Loss

The net loss for the Company for the six months ended June 30, 2022 and 2021 was approximately $79,680,800 and $48,767,100, respectively. The Company had loss per share basic and diluted of $2.73 and $2.90 for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2022 and 2021, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $41,055,884 for the six months ended June 30, 2022 and has an accumulated deficit of $384,747,863 from inception through June 30, 2022. At June 30, 2022, the Company had cash and short term investments of $211,955,077.

Relmada has funded its past operations through equity raises and in the six months ended June 30, 2022, the Company raised net proceeds of $42,728,599 from the sale of common stock through our ATM equity offering, and $417,544 through the exercise of options and $895,356 through the exercise of warrants.

On April 8, 2022, we raised net proceeds of $13,145,057 from the sale of common stock through our ATM equity offering. On April 6, 2022, we entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash used in operating activities	$(41,055,884)	$(33,296,890)
Cash (used in) provided by investing activities	(10,168,188)	9,553,562
Cash provided by financing activities	44,041,499	25,917,276
Net (decrease) increase in cash and cash equivalents	$(7,182,573)	$2,173,948

For the six months ended June 30, 2022, cash used in operating activities was $41,055,884 primarily due to the net loss of $79,680,751, decrease in accounts payable of 3,652,816, increase in other current assets of $256,192, realized gain of 9,480, offset by non-cash stock compensation charges of $24,225,697, decrease in prepaid expenses and other assets of $7,810,846, increase in accrued expenses of $7,513,045 and unrealized loss of $2,949,624.

For the six months ended June 30, 2021, cash used in operating activities was $33,296,890 primarily due to the net loss of $48,767,125, increase in prepaid expense and other assets of $645,690, decrease in accrued expenses of $796,162, offset by non-cash stock compensation charges of $14,119,660, increase in accounts payable of $2,109,447, unrealized loss of $466,444, and realized loss of $176,379.

For the six months ended June 30, 2022, cash used in investing activities was $10,168,188 related to the net purchase and sale of short-term investments.

For the six months ended June 30, 2021, cash provided by investing activities was $9,553,562 related to the net purchase and sale of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2022 was $44,041,499 due to proceeds from options exercised for common stock of $417,544, proceeds from warrants exercised for common stock of $895,356, and sales of common stock of $42,728,599.

Net cash provided by financing activities for the six months ended June 30, 2021 was $25,917,276 due to proceeds from options exercised for common stock of $517,271, proceeds from warrants exercised for common stock of $1,941,955, and sales of common stock of $23,458,050.

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents and short term investments. Because of their liquidity, these assets are not directly affected by inflation. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2022 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, managements estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the results of operations or financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2022	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)