Form 10-Q
period 2022-09-30
RELMADA THERAPEUTICS, INC.
filed 2022-11-10
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 30,099,203 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30,	As of
	2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,524,369	$44,443,439
Short-term investments	141,627,805	167,466,167
Lease payments receivable – short term	-	86,377
Prepaid expenses	2,953,739	11,301,535
Total current assets	187,105,913	223,297,518
Other assets	16,095	28,293
Total assets	$187,122,008	$223,325,811

Commitments and Contingencies (See Note 7)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,425,841	$11,192,502
Accrued expenses	10,351,312	3,868,423
Total current liabilities	20,777,153	15,060,925

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 28,641,991 and 27,740,147 shares issued and outstanding, respectively	28,642	27,740
Additional paid-in capital	590,482,783	513,304,258
Accumulated deficit	(424,166,570)	(305,067,112)
Total stockholders’ equity	166,344,855	208,264,886
Total liabilities and stockholders’ equity	$187,122,008	$223,325,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$30,529,108	$33,993,974	$86,454,632	$65,347,708
General and administrative	8,208,053	8,659,661	36,092,024	26,173,010
Total operating expenses	38,737,161	42,653,635	122,546,656	91,520,718

Loss from operations	(38,737,161)	(42,653,635)	(122,546,656)	(91,520,718)

Other (expenses) income:
Gain on settlement of fees	-	-	6,351,606	-
Interest/investment income, net	827,614	297,648	1,544,898	1,040,429
Realized loss on short-term investments	(561,648)	(336,949)	(552,171)	(513,328)
Unrealized (loss) gain on short-term investments	(947,512)	86,745	(3,897,135)	(379,699)

Total other (expense) income – net	(681,546)	47,444	3,447,198	147,402

Net loss	$(39,418,707)	$(42,606,191)	$(119,099,458)	$(91,373,316)

Loss per common share – basic and diluted	$(1.31)	$(2.44)	$(4.04)	$(5.36)

Weighted average number of common shares outstanding – basic and diluted	30,063,735	17,478,477	29,470,198	17,038,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock based compensation	-	-	11,930,681	-	11,930,681
ATM offering, net	1,609,343	1,610	29,581,932	-	29,583,542
Warrant exercised for cash	33,334	33	299,973	-	300,006
Options exercised for cash	20,000	20	64,780	-	64,800
Net loss	-	-	-	(39,745,783)	(39,745,783)
Balance – March 31, 2022	29,402,824	29,403	555,181,624	(344,812,895)	210,398,132
Stock based compensation	-	-	12,295,016	-	12,295,016
Warrant exercised for cash	91,058	91	595,259	-	595,350
Options exercised for cash	45,812	46	352,698	-	352,744
ATM offering, net of offering costs	484,900	485	13,144,572	-	13,145,057
Net loss	-	-	-	(39,934,968)	(39,934,968)
Balance – June 30, 2022	30,024,594	30,025	581,569,169	(384,747,863)	196,851,331
Stock based compensation	-	-	8,343,139	-	8,343,139
Warrant exercised for cash	51,527	51	332,865	-	332,916
Options exercised for cash	17,886	18	286,158	-	286,176
Share exchange – Pre-funded warrants, net of fees	(1,452,016)	(1,452)	(48,548)	-	(50,000)
Net loss	-	-	-	(39,418,707)	(39,418,707)
Balance – September 30, 2022	28,641,991	$28,642	$590,482,783	$(424,166,570)	$166,344,855

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock based compensation	-	-	5,851,284	-	5,851,284
Warrant exercised for cash	273,491	273	1,460,233	-	1,460,506
Options exercised for cash	141,625	142	467,631	-	467,773
Net loss	-	-	-	(22,215,181)	(22,215,181)
Balance – March 31, 2021	16,748,055	16,748	292,660,864	(201,530,484)	91,147,128
Stock based compensation	-	-	8,268,376	-	8,268,376
Warrant exercised for cash	62,059	62	481,387	-	481,449
Options exercised for cash	7,031	7	49,491	-	49,498
ATM offering, net of offering costs	651,674	652	23,457,398		23,458,050
Net loss	-	-	-	(26,551,944)	(26,551,944)
Balance – June 30, 2021	17,468,819	17,469	324,917,516	(228,082,428)	96,852,557
Warrants issued for license agreement	-	-	10,241,599	-	10,241,599
Stock based compensation	-	-	8,013,970	-	8,013,970
Warrant exercised for cash	20,835	21	174,993	-	175,014
Options exercised for cash	11,900	12	52,144	-	52,156
Equity offering costs	-	-	(42,041)	-	(42,014)
Net loss	-	-	-	(42,606,191)	(42,606,191)
Balance – September 30, 2021	17,501,554	$17,502	$343,358,208	$(270,688,619)	$72,687,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(119,099,458)	$(91,373,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,258
Warrants issued for license agreement	-	10,241,599
Stock-based compensation	32,568,836	22,133,630
Realized loss on short-term investments	552,171	513,328
Unrealized loss on short-term investments	3,897,135	379,699
Change in operating assets and liabilities:
Lease payment receivable	86,377	58,967
Prepaid expenses and other assets	8,359,994	(1,812,288)
Accounts payable	(766,661)	4,362,071
Accrued expenses	6,482,889	1,281,821
Net cash used in operating activities	(67,918,717)	(54,213,231)

Cash flows from investing activities
Purchase of short-term investments	(38,993,173)	(82,476,539)
Sale of short-term investments	60,382,229	119,541,235
Net cash provided by investing activities	21,389,056	37,064,696

Cash flows from financing activities
Payment of fees for warrants issued for common stock	(50,000)	-
Proceeds from issuance of common stock – net	42,728,599	23,416,036
Proceeds from options exercised for common stock	703,720	569,427
Proceeds from warrants exercised for common stock	1,228,272	2,116,969
Net cash provided by financing activities	44,610,591	26,102,432
Net (decrease) / increase in cash and cash equivalents	(1,919,070)	8,953,897
Cash and cash equivalents at beginning of the period	44,443,439	2,495,397

Cash and cash equivalents at end of the period	$42,524,369	11,449,294

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Share exchange for Pre-funded warrants	$1,452	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $67,918,717 for the nine months ended September 30, 2022 and has an accumulated deficit of $424,166,570 from inception through September 30, 2022.

Relmada has funded its past operations through equity raises, and most recently in the nine months ended September 30, 2022, the Company raised net proceeds of $42,728,599 from the sale of common stock, through our at-the-market (ATM) equity offering, $703,720 through the exercise of options and $1,228,272 through the exercise of warrants.

On April 8, 2022, we raised net proceeds of $13,145,057 from the sale of common stock through our ATM equity offering. On April 6, 2022, we entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of September 30, 2022, no shares have been issued under this agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated quarterly financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent clinical trials does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash balance of $42,524,369 at September 30, 2022 at these institutions exceed the federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). insubstantially all equity investments are nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the unaudited condensed consolidated statement of operations. Short-term investment activity is presented in the investing activities section on the unaudited condensed consolidated statement of cash flows.

Short-term investments at September 30, 2022 consisted of mutual funds with a fair value of $141,627,805.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, short-term investments, and accounts payable. Due to the short-term nature of cash and accounts payable the carrying amounts of these assets and liabilities approximate their fair value.

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

The Company’s short-term investment instruments of $141,627,805 at September 30, 2022 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded unrealized losses of $947,512 and $3,897,135 included in other income for the three and nine months ended September 30, 2022, respectively. The Company recorded an unrealized gain of $86,745 and an unrealized loss of $379,699 included in other income for the three and nine months ended September 30, 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2022 and December 31, 2021, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2022 and December 31, 2021. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments.

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

For the nine months ended September 30, 2022 and 2021, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2022	September 30, 2021
Stock options	10,719,424	5,043,931
Common stock warrants	4,484,874	3,244,248
Total	15,204,298	8,288,179

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2022	December 31, 2021
Insurance	$478,500	$353,300
Research and Development	2,415,500	10,708,800
Legal	11,000	11,000
Other	48,700	228,400
Total	$2,953,700	$11,301,500

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2022	December 31, 2021
Research and development	$8,058,900	$1,928,000
Professional fees	172,000	168,000
Accrued bonus	1,182,900	1,191,000
Accrued vacation	648,300	450,400
Other	289,200	131,000
Total	$10,351,300	$3,868,400

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2022, the Company issued 175,919 shares of common stock for cash exercises of warrants for proceeds of $1,228,272.

During the nine months ended September 30, 2022, the Company issued 83,698 shares of common stock for the exercise of options for proceeds of $703,720.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company was not obligated to sell any shares under the agreement. During the nine months ended September 30, 2022, the Company issued 2,094,243 shares of common stock for net cash proceeds of $42,728,599 under the agreement.

On April 6, 2022, we entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of September 30, 2022, no shares have been issued under this agreement.

Options and Warrants

In December 2014, the Company’s Board of Directors adopted, and shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended, which allows for the granting of 5,152,942 common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. In May 2021, the Company’s Board of Directors adopted, and shareholders approved Relmada’s 2021 Equity Incentive Plan (the “2021 Plan”) which allows for the granting of 1,500,000 options or stock awards. In May 2022, the Company’s Board of Directors adopted, and shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The shareholders will vote at their annual meeting in 2023 on a management proposal to increase the shares available to be issued under the 2021 Plan. There can be no assurance such amendment will be approved. As of September 30, 2022, options for 166,482 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be forfeited.

As of September 30, 2022, no stock appreciation rights have been issued.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

From July 1, 2022 through September 29, 2022, 260,000 options were issued to various consultants with an exercise price ranging from $18.30 to $36.19 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $5.0 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.9 – 3.94% (2) expected life of 6.25 years, (3) expected volatility of 93-94%, and (4) zero expected dividends.

On March 30, 2021, 50,000 options were issued to a consultant with an exercise price of $34.93 and a 10-year term, vesting over a 10-year period. The options granted include performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $1.6 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.73% (2) expected life of 10 years, (3) expected volatility of 102%, and (4) zero expected dividends.

At September 30, 2022, the Company has unrecognized stock-based compensation expense of approximately $121.7 million related to unvested stock options over the weighted average remaining service period of 2.43 years.

Options

A summary of the changes in options during the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2021	10,330,622	$22.52	9.00	$46,088,534
Granted	745,000	$23.61	9.55	$-
Exercised	(83,698)	$8.41	-	$-
Forfeited	(272,500)	$29.28	-	$-
Outstanding at September 30, 2022	10,719,424	$22.53	8.40	$163,311,188
Options exercisable at September 30, 2022	3,706,254	$21.64	7.27	$62,486,845

Warrants

A summary of the changes in outstanding warrants during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and vested at December 31, 2021	3,208,777	$16.45
Granted	1,452,016	$0.001
Exercised	(175,919)	$6.98
Outstanding at September 30, 2022	4,484,874	$11.50
Warrants Vested at September 30, 2022	4,190,999	$10.04

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

On September 20, 2022, the Company entered into an agreement with an investor to exchange 1,452,016 shares of outstanding common stock for 1,452,016 prefunded warrants. The 1,452,016 shares of common stock were returned to treasury. These warrants have an exercise price of $0.001 and a 9.99% beneficial ownership limitation.

At September 30, 2022, the Company had approximately $6.7 million of unrecognized compensation expense related to outstanding warrants.

At September 30, 2022, the aggregate intrinsic value of warrants vested and outstanding was approximately $113.1 million and $113.1 million, respectively.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (rounded to nearest $00):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Research and development	$5,674,600	$14,341,700
General and administrative	26,894,200	18,033,500
Total	$32,568,800	$32,375,200

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Effective December 31, 2020, Dr. Thomas Wessel, the Company’s Executive Vice President, Head of Research and Development, entered into a Separation and Severance Agreement with the Company. Pursuant to the terms of the agreement, the Company agreed to pay Dr. Wessel severance of $237,500 in accordance with his employment contract. In addition, Dr. Wessel’s options granted under the Company’s 2014 Stock Option and Equity Incentive Plan continue to vest until June 30, 2021. Dr. Wessel had until December 31, 2021 to exercise his vested options and he shall be allowed to use a cashless exercise provision to exercise his vested options. All of Dr. Wessel’s options expired on December 31, 2021. The agreement also contains customary confidentiality, release, and non-disparagement provisions, and the Company paid accrued vacation time totaling approximately $28,940.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of September 30, 2022, no discussions are active between the Company and Wonpung.

The Company received an upfront license fee of $1,500,000 and will earn royalties of up to 12% of net sales for up to two licensed products was developing at the time of the signing of the agreement. The licensing terms for the ROFR products are subject to future negotiations and binding arbitration. The terms of each licensing agreement will expire on the earlier of any time from 15 years to 20 years after licensing or on the date of commercial availability of a generic product to such licensed product in the licensed territory.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2022, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of September 30, 2022, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with a monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 with monthly rent of approximately $9,000. The Company’s previous lease at 880 Third Avenue, 12th Floor, New York, NY 10022 was terminated as of July 31, 2021. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. For the nine months ended September 30, 2022 and 2021, the Company recognized lease expense of approximately $75,700 and $87,100, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium licensed the furniture, fixtures, equipment and tenant improvements located in its office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium had at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. On July 7, 2022, Actinium exercised its right to purchase the FFE for $52,698. The license of FFE qualified as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. For the nine months ended September 30, 2022 and 2021, the Company recognized lease income of approximately $2,500 and $8,800, respectively. As of September 30, 2022, there were no future payments to be received as a result of the exercised right to purchase.

NOTE 8 – OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $87,900 and $101,100 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On October 19, 2022, a cashless exercise of the 1,452,016 prefunded warrants was transacted with 1,451,795 shares of common shares issued and the remaining 221 warrants being cancelled.

Subsequent to September 30, 2022, 5,417 outstanding warrants were exercised for total cash proceeds of $36,252.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q (this Report) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report, which may cause our or our Industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

On October 4, 2021, Relmada announced RELIANCE III, the monotherapy trial for the Company’s lead product candidate, REL-1017.

On August 9, 2022, Relmada announced that the FDA granted Fast Track designation to REL-1017 as a monotherapy for the treatment of MDD.

On October 13, 2022, Relmada announced that its RELIANCE III study, evaluating REL-1017 in the monotherapy setting for Major Depressive Disorder (MDD), did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the Montgomery-Asberg Depression Rating Scale (MADRS) on Day 28. In the study, the REL-1017 treatment arm showed a MADRS reduction of 14.8 points at Day 28 versus 13.9 points for the placebo arm, a higher than expected placebo response.

Patients who complete the RELIANCE trials are eligible to rollover into the long-term, open-label study, which also is expected to include subjects who had not previously participated in a REL-1017 clinical trial.

In addition, in order to support potential regulatory submissions seeking approval for REL-1017 as an adjunctive treatment, the FDA confirmed that, based on what is known at this time, Relmada will not be required to conduct a two-year carcinogenicity study of REL-1017, as sufficient clinical data have been generated to date. The FDA also confirmed that Relmada does not need to conduct a thorough QT analysis (TQT) cardiac study in humans to support cardiac safety in potential regulatory submissions for REL-1017, as the data provided so far and the data generated by the Phase 3 program will be adequate to evaluate the cardiac safety profile of REL-1017.

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

Human Abuse Potential (HAP) Study top-line results - Ketamine:

On February 23, 2022, we announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg, and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses, respectively) tested in recreational drug users, demonstrated a substantial (30+ points) and statistically significant difference vs. the active control drug, intravenous ketamine 0.5 mg/kg over 40 minutes, and, importantly, were statistically equivalent to placebo. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at this moment”, using a 1-100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. Consistent results were seen for the secondary endpoints.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of RELIANCE I adjunctive MDD trial by year-end 2022.

●	Results of RELIANCE II adjunctive MDD trial during 2023.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in the first half of 2023.

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

In addition to the high failure rate, only two of the marketed products for depression, esketamine (marketed by Johnson and Johnson as Spravato®), an in-clinic nasal spray treatment, and dextromethorphan-bupropion (marketed by Axsome as Auvelity™), can demonstrate rapid antidepressant effects, while the other currently approved products can take two to eight weeks to show activity. The urgent need for improved, faster acting antidepressant treatments is underscored by the fact that severe depression can be life-threatening, due to heightened risk of suicide.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

In addition to developing esmethadone as an adjunctive treatment of MDD, we are evaluating other indications that Relmada may explore in the future, including restless leg syndrome and other glutamatergic system activation related diseases.

Recent Development

On September 20, 2022, we entered into an agreement with an investor to exchange 1,452,016 shares of outstanding common stock for 1,452,016 prefunded warrants. The 1,452,016 shares of common stock were returned to treasury. These warrants had an exercise price of $0.001 and a 9.99% beneficial ownership limitation. On October 19, 2022, the investor net exercised all 1,452,016 prefunded warrants, with 1,451,795 shares of common stock issued and the remaining 221 warrants being cancelled.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs and novel verions of drug products that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $119,099,458 for the nine months ended September 30, 2022. At September 30, 2022, we have an accumulated deficit of $424,166,570.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), Zulresso® (Sage), Spravato® (Johnson & Johnson) and Auvelity™ (Axsome).

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

Results of Operations

For the Three Months Ended September 30, 2022 versus September 30, 2021

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease)
Operating Expenses
Research and development	$30,529,108	$33,993,974	$(3,464,866)
General and administrative	8,208,053	8,659,661	(451,608)
Total	$38,737,161	$42,653,635	$(3,916,474)

Research and Development Expense

Research and development expense for the three months ended September 30, 2022 was approximately $30,529,100 compared to $33,994,000 for the three months ended September 30, 2021, a decrease of approximately $3,464,900. The decrease was primarily driven by:

●	Decrease in stock-based compensation expense of $8,655,200 primarily related to warrants issued for a license agreement to Arbormentis, LLC in 2021 for $10,241,600;

●	Increase in other research expenses of $5,825,500 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials;

●	Decrease in study costs of $516,700 associated with the execution of four Phase 3 trials;

●	Decrease in manufacturing and drug storage costs of $332,800; and

●	Increase in compensation expense of $214,300 due to higher employee-related salaries and benefits.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2022 was approximately $8,208,100 compared to $8,659,700 for the three months ended September 30, 2021, a decrease of approximately $451,600. The decrease was primarily due to:

●	Decrease in stock-based compensation expense of $1,257,200 primarily related to options granted to employees;

●	Increase in other general and administrative expenses of $608,600 primarily due to an increase in consulting services; and

●	Increase in compensation expense of $197,000 due to higher employee-related salaries and benefits.

Other Income (Expense)

Interest / investment income was approximately $827,600 and $297,600 for the three months ended September 30, 2022 and 2021, respectively. Realized loss on short-term investments was approximately $561,600 and $336,900 for the three months ended September 30, 2022 and 2021, respectively. Unrealized loss on short-term investments was approximately $947,500 for the three months ended September 30, 2022 compared to an unrealized gain of $86,700 for the three months ended September 30, 2021.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2022 and 2021, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the three months ended September 30, 2022 and 2021 was approximately $39,418,700 and $42,606,200 respectively. The Company had loss per share, basic and diluted of $1.31 and $2.44 for the three months ended September 30, 2022 and 2021, respectively.

For the Nine Months Ended September 30, 2022 versus September 30, 2021

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease)
Operating Expenses
Research and development	$86,454,632	$65,347,708	$21,106,924
General and administrative	36,092,024	26,173,010	9,919,014
Total	$122,546,656	$91,520,718	$31,025,938

Research and Development Expense

Research and development expense for the nine months ended September 30, 2022 was approximately $86,454,600 compared to $65,347,700 for the nine months ended September 30, 2021, an increase of approximately $21,106,900. The increase was primarily driven by:

●	Increase in other research expenses of $16,849,800 primarily associated with the addition of consultants contracted to assist in the execution of our Phase 3 trials;

●	Increase in study costs of $13,918,200 associated with the execution of four Phase 3 trials;

●	Decrease in stock-based compensation expense of $8,667,100 primarily related to warrants issued for license agreement to Arbormentis, LLC in 2021 for $10,241,600;

●	Decrease in manufacturing and drug storage costs of $812,800; and

●	Decrease in compensation expense of $181,200 due to lower employee-related salaries and benefits.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2022 was approximately $36,092,000 compared to $26,173,000 for the nine months ended September 30, 2021, an increase of approximately $9,919,000. The increase was primarily due to:

●	Increase in stock-based compensation expense of $8,860,800 primarily related to options granted to employees, as well as the hiring of two additional employees;

●	Increase in other general and administrative expenses of $1,128,400 primarily due to an increase in consulting services; and

●	Decrease in compensation expense of $70,200 due to lower employee-related costs.

Other Income (Expense)

Interest / investment income was approximately $1,544,900 and $1,040,400 for the nine months ended September 30, 2022 and 2021, respectively. Realized loss on short-term investments was approximately $552,200 and $513,300 for the nine months ended September 30, 2022 and 2021, respectively. Unrealized loss on short-term investments was approximately $3,897,100 and $379,700 for the nine months ended September 30, 2022 and 2021, respectively. Gain on settlement fees was $6,351,600 for the nine months ended September 30, 2022.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2022 and 2021, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the nine months ended September 30, 2022 and 2021 was approximately $119,099,500 and $91,373,300 respectively. The Company had loss per share, basic and diluted of $4.04 and $5.36 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $67,918,717 for the nine months ended September 30, 2022 and has an accumulated deficit of $424,166,570 from inception through September 30, 2022. At September 30, 2022 the Company had cash and cash equivalents, and short-term investments of $184,152,174.

Relmada has funded its past operations through equity raises and in the nine months ended September 30, 2022, the Company raised net proceeds of $42,728,599 from the sale of common stock through our ATM equity offering, and $703,720 through the exercise of options and $1,228,272 through the exercise of warrants.

On April 8, 2022, we raised net proceeds of $13,145,057 from the sale of common stock through our ATM equity offering. On April 6, 2022, we entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of September 30, 2022, no shares have been issued under this agreement.

Management believes that the Company’s existing cash and cash equivalents, and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. Further, additional financing related to subsequent clinical trials does not affect the Company’s conclusion that the Company has sufficient funds to maintain operations for at least 12 months from the filing of this report.

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash used in operating activities	$(67,918,717)	$(54,213,231)
Cash provided by investing activities	21,389,056	37,064,696
Cash provided by financing activities	44,610,591	26,102,432
Net (decrease) / increase in cash and cash equivalents	$(1,919,070)	8,953,897

For the nine months ended September 30, 2022, cash used in operating activities was $67,918,717 primarily due to the net loss of $119,099,458, decrease in accounts payable of $766,661, offset by non-cash stock compensation charges of $32,568,836, decrease in prepaid expenses and other assets of $8,359,994, increase in accrued expenses of $6,482,889, decrease in lease payment receivable of $86,377, unrealized loss of $3,897,135, and realized loss of $552,171.

For the nine months ended September 30, 2021, cash used in operating activities was $54,213,231 primarily due to the net loss of $91,373,316, increase in prepaid expense of $1,812,288, offset by non-cash stock compensation charges of $32,375,229, increase in accounts payable of 4,362,071, increase in accrued expenses of 1,281,821, decrease in lease payment receivable of $58,967, unrealized loss of $379,699, and realized loss of $513,328.

For the nine months ended September 30, 2022, cash provided by investing activities was $21,389,056 related to the net purchase of short-term investments.

For the nine months ended September 30, 2021, cash provided by investing activities was $37,064,696 related to the net purchase of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $44,610,591 due to sales of common stock of $42,728,599, proceeds from warrants exercised for common stock of $1,228,272, and proceeds from options exercised for common stock of $703,720.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2022 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 20, 2022, we entered into an agreement with an investor to exchange 1,452,016 shares of outstanding common stock for 1,452,016 prefunded warrants. The 1,452,016 shares of common stock were returned to treasury. These warrants had an exercise price of $0.001 and a 9.99% beneficial ownership limitation. On October 19, 2022, the investor net exercised all 1,452,016 prefunded warrants, with 1,451,795 shares of common stock issued and the remaining 221 warrants being cancelled. Both the issuance of the warrants and the issuance of the shares of common stock upon their exercise were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9) thereof.

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

Date: November 10, 2022	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)