Form 10-K
period 2022-12-31
RELMADA THERAPEUTICS, INC.
filed 2023-03-23
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $562,983,180, based on the closing price on that date as reported on the NASDAQ.

As of March 20, 2023, there were 30,099,203 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Business Overview

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a clinical-stage biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. Esmethadone, an isomer of methadone, is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

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

Phase 2 Clinical Trial

In the REL-1017-202 study, 62 subjects, with an average age 49.2 years, with an average Hamilton Depression Rating Scale score of 25.3 and an average Montgomery-Asberg Depression Rating Scale (MADRS) score of 34.0 (severe depression), were randomized. Other demographic characteristics were balanced across all arms. After an initial screening period, subjects were randomized to one of three arms: placebo, REL-1017 25 mg or REL-1017 50 mg, in addition to stable background antidepressant therapy. Subjects in the REL-1017 treatment arms received one loading dose of either 75 mg (25 mg arm) or 100 mg (50 mg arm) of REL-1017. Subjects were treated inpatient for 7 days and discharged home at Day 9. They returned for follow-up visits at Day 14 and Day 21. Efficacy was measured on Days 2, 4 and 7 in the dosing period and on Day 14, one week after treatment discontinuation. 61 subjects received all treatment doses and were included in the per-protocol population (PPP) treatment analysis; 57 subjects completed all visits. All 62 randomized subjects were part of the intention-to-treat (ITT) analysis. No differences were observed between the ITT and PPP analyses and results.

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

On October 4, 2021, Relmada announced the initiation of RELIANCE III study, a monotherapy trial for the Company’s lead product candidate, REL-1017.

On August 9, 2022, Relmada announced that the FDA granted Fast Track designation to REL-1017 as a monotherapy for the treatment of MDD.

On October 13, 2022, Relmada announced that its RELIANCE III study, evaluating REL-1017 in the monotherapy setting for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm showed a MADRS reduction of 14.8 points at Day 28 versus 13.9 points for the placebo arm, a higher than expected placebo response.

On December 7, 2022, Relmada announced that its RELIANCE I study, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm (n= 113) showed a MADRS reduction of 15.1 points at Day 28 versus 12.9 points for the placebo arm (n=114), which is a clinically meaningful difference of 2.2 points on the MADRS. The study also showed a nominally statistically significant difference in the response rate, with a response rate of 39.8% in the REL-1017 arm vs 27.2% in the placebo arm (p<0.05).

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

Human Abuse Potential (HAP) Studies

Top-line Results - Oxycodone:

On July 27, 2021, Relmada announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg and 150 mg, the therapeutic, supratherapeutic and maximum tolerated doses (MTD), respectively, tested in recreational opioid users, demonstrated a highly statistically significant difference vs. the active control drug, oxycodone 40 mg. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at the moment”, using a 1-100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. In summary, all tested doses of REL-1017, including the 150 mg MTD, showed a highly statistically significant difference in abuse potential versus oxycodone with p-values less than 0.05. Consistent results were seen for the secondary endpoints. Additionally, all REL-1017 doses including 150 mg (6 times the therapeutic dose and MTD) were statistically equivalent to placebo (p<0.05). These results support the lack of opioid effects of REL-1017.

Top-line Results - Ketamine:

On February 23, 2022, Relmada announced top-line results that showed that all three doses of REL-1017 (25 mg, 75 mg, and 150 mg, the therapeutic, supratherapeutic and MTD, respectively) tested in recreational drug users, demonstrated a substantial (30+ points) and statistically significant difference vs. the active control drug, intravenous ketamine 0.5 mg/kg over 40 minutes, and, importantly, were statistically equivalent to placebo. The study’s primary endpoint was a measure of “likability” with the subjects rating the maximum effect (or Emax) for Drug Liking “at this moment”, using a 1-100 bipolar rating scale (known as a visual analog scale or VAS), with 100 as the highest likability, 50 as neutral (placebo-like), and 0 the highest dislike. Consistent results are seen for the secondary endpoints.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of RELIANCE II, the second of two adjunctive MDD trials, in the first half of 2024.

●	Initiation of a new Phase III adjunctive MDD trial in mid-2023 with completion anticipated in the second half of 2024.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in mid-2023.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

While our current strategy is currently to focus on the further development of esmethadone as an adjunctive treatment for MDD, we may in the future re-commence testing of esmethadone as a monotherapy for MDD. In addition, we are evaluating other indications that Relmada may explore in the future, including restless leg syndrome and other glutamatergic system activation related diseases.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing New Chemical Entities (NCEs) and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $157,043,800 and $125,751,800 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of approximately $462,110,900.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), Zulresso® (Sage), Spravato® (Johnson & Johnson) and Auvelity® (Axsome).

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially provide coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia,” (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella-zoster, or herpes zoster, virus). which, upon NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus additional 6 month of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Esmethadone License Agreement

As a result of a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2022, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2022, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

The License Agreement includes standard termination rights for Licensor in the event of our insolvency, challenge of the licensed patents and uncured material breach of our obligations under the License Agreement. In addition, the License Agreement contains certain “Key Man” provisions such that Licensor may terminate the License Agreement if we terminate the employment of our Chief Executive Officer, Dr Sergio Traversa, for any reason other than for specified causes determined by a majority of our Board of Directors (including fraud, gross negligence, unauthorized use of our confidential information, conduct including harassment or discrimination, breach of fiduciary duty or uncured material breach), or if we (a) substantially modify Dr. Traversa’s job responsibilities or decision-making rights in connection with the development and commercialization of esmethadone, (b) remove him from the role of Chief Executive Officer other than in connection with a permitted change-of-control transaction, (c) materially reduce his compensation, or (d) assign or transfer our rights under the License Agreement or the esmethadone intellectual property without Dr. Traversa’s consent, in each case (termination or the events in (a) through (d)) during the period commencing on the effective date and ending on the later of five years from the original effective date of the License Agreement or December 31, 2022. The December 2019 amendment to the License Agreement made certain clarifications to the nature of a termination for Cause, including to clarify that termination due to Dr. Traversa’s death or disability does not give Licensor the right to terminate the License Agreement. On December 27, 2022, the Licensor and the Company entered into a new amendment extending the “Key Man” provision period until December 31, 2027. The License Agreement was not otherwise modified.

Wonpung License Agreement

In 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 23, 2023, no discussions are active between the Company and Wonpung.

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

Psilocybin License Agreement

In July 2021, we executed a License Agreement with Arbormentis, LLC which gives us the development and commercial rights to a novel psilocybin and derivate program. Under the terms of the agreement, we paid Arbormentis, LLC an up-front fee of $12.7 million consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC is also eligible to receive a low single digit percentage royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by us but is perpetual and not terminable by the licensor absent material breach of its terms by us. We will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Importantly, neuroplasticity also plays a key role in the activity of REL-1017, Relmada’s lead program. Dr. Paolo Manfredi, our Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, our Acting Chief Clinical Officer, are among the scientists affiliated with Arbormentis, LLC.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in the second of three Phase 3 trials for the adjunctive treatment of MDD.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial with the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

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

Fast Track Designation

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the submission of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

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

In the case of a non-racemic drug containing as an active ingredient a single enantiomer that is contained in a racemic drug approved in another NDA, the NDA for the non-racemic drug may elect to have the single enantiomer not be considered the same active ingredient as that contained in the approved racemic drug and therefore eligible for NCE exclusivity, if certain conditions are met. These conditions include: (1) the single enantiomer has not been previously approved except in the approved racemic drug, (2) the NDA for the non-racemic drug includes full reports of new clinical investigations necessary for the approval of the product conducted or sponsored by the applicant and not submitted for approval of the racemic drug, and (3) the NDA for the non-racemic drug is not submitted for approval of a condition of use in a therapeutic category in which the approved racemic drug has been approved or for which any other enantiomer of the racemic drug has been approved. In addition, FDA will not approve the non-racemic drug for any condition of use in the therapeutic category in which the racemic drug has been approved for a period of 10 years after approval of the non-racemic drug, and the labeling of the non-racemic drug will include a statement in the indication that the non-racemic drug is not approved, and has not been shown to be safe and effective, for any condition of use of the racemic drug. The applicant for the non-racemic drug may make this election only in an application submitted before October 1, 2027.

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

Controlled Substances

The active ingredients in esmethadone are regulated as controlled substances pursuant to the Comprehensive Drug Abuse Prevention and Control Act of 1970 (CSA) and regulations promulgated by the United States Drug Enforcement Administration (DEA). The CSA and its implementing regulations establish a closed chain of distribution for entities handling controlled substances. The DEA is responsible for enforcing the law and regulations that impose registration, security, inventory, recordkeeping, reporting and storage requirements on entities that manufacture, distribute, import and export, prescribe, dispense or otherwise physically handle controlled substances. The law and regulations require those individuals or entities that handle controlled substances to comply with these requirements in order to ensure legitimate use and prevent the diversion of controlled substances to illicit channels of commerce.

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

The CSA classifies controlled substances into one of five schedules – Schedule I, II, III, IV, or V – depending on the potential for abuse and physical or psychological dependence. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. They may not be marketed or sold for dispensing to patients in the U.S. Pharmaceutical products having a currently accepted medical use and that are otherwise approved for marketing may be listed as Schedule II, III, IV, or V substances depending on the comparative abuse potential of the drug or substance, with Schedule II substances classified as having the highest potential for abuse and physical or psychological dependence, and Schedule V substances classified as having the lowest relative potential for abuse and dependence. Schedule II substances are subject to the strictest regulatory requirements involving registration, storage, recordkeeping, reporting and security. Schedule II drugs are subject to manufacturing quotas and the distribution and dispensing of Schedule II drugs are more limited and tightly controlled. For example, Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. Schedules III, IV and V controlled substances are subject to registration, recordkeeping, reporting and security requirements, but these requirements are less restrictive than Schedule II drugs.

The DEA conducts cyclic inspections of manufacturers, distributors, importers, and exporters to review compliance with the CSA and DEA regulations including security, record keeping and reporting prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled by the registrant. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. For example, manufacturers and distributors must store Schedule I and II drugs in secure vault with specific structural requirements. Other physical security requirements that apply to all controlled substances include safes and cages, and the use of alarm systems and surveillance cameras. Regulations also require that registrants restrict employee access to controlled substances. Once registered, manufacturing, distribution, exporting or importing facilities must maintain records documenting the manufacture, receipt, distribution, import, or export of all controlled substances. Manufacturers and distributors must also submit regular reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and certain other designated substances. All DEA registrants must report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import or export of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. DEA conducts cyclic inspections to determine whether registrants are complying with these requirements.

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

Other Healthcare Laws

In the United States, biotechnology company activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare& Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments.

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

Further, pursuant to the Patient Protection and Affordable Care Act (ACA), the Centers for Medicare & Medicaid Services (CMS), has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (IRA), which will, among other things, allow the Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the IRA will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Human Capital

As of December 31, 2022, we had a total of 14 employees. We understand people are our greatest asset and that our innovation and operational excellence are ultimately noted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.

Inclusion & Diversity

Inclusion and diversity is a focus of our corporate human capital strategy. By embracing inclusion and diversity, we enhance our work environment and drive business success. We endeavor to create a culture of inclusion in which our employees feel empowered to bring their full, authentic selves to work and pursue their professional goals in a setting of equality. Fostering such a culture welcomes different perspectives and generates innovation and growth. We honor the diversity of our employees—in gender, race/ethnicity, age, gender identity, sexual orientation, socio-economic status, language, nationality, abilities and life experiences. As of December 31, 2022, our employee population was approximately 60% female.

Total Rewards and Employee Engagement

We maintain a competitive compensation and benefits package including incentive compensation tied to both company and individual performance, and retirement benefits. Our performance-based compensation strategy is designed to recognize and reward employees for their contribution to our success, and we strive to provide strong, equitable incentives for performance. Compensation is comprised of two elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; and an annual bonus, which is a cash award determined based on a combination of individual and company performance during the period to which the bonus relates. We seek to determine compensation on the basis of merit and without regard to demographic characteristics. During 2022, we employed a third-party consultant to assist us in evaluating our pay practices. In conducting this exercise, we found no meaningful difference in compensation based upon gender, race or any other defining characteristic examined.

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

Risk Factors Discussion

Risks Related to Our Business

Our business depends on the success of esmethadone (d-methadone, dextromethadone, REL-1017), our only product candidate currently in clinical development, which is in a pivotal clinical trials for the adjunctive treatment of MDD. If we are unable to obtain regulatory approval for and successfully commercialize REL-1017 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been esmethadone (d-methadone, dextromethadone, REL-1017) for the adjunctive and monotherapy treatment of patients with MDD. Currently, esmethadone is our only product candidate under clinical development. This may make an investment in our Company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a setback of a lead candidate. Successful continued development and ultimate regulatory approval of esmethadone for the adjunctive treatment of MDD, and potentially as a monotherapy for MDD, or other indications is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of esmethadone. If we cannot successfully develop, obtain regulatory approval for and commercialize esmethadone, we may not be able to continue our operations. The future regulatory and commercial success of esmethadone is subject to a number of risks, including the following:

●	we may not be able to obtain adequate evidence from clinical trials to support the efficacy and safety for esmethadone for the adjunctive treatment of MDD, monotherapy for MDD, or other indications;

●	we may not be able to demonstrate that the benefits of esmethadone for the adjunctive treatment of MDD, monotherapy for MDD, or other indications outweigh the risks;

●	in our clinical trials for esmethadone, enrollment may be slower than anticipated and we may need additional clinical trial sites than originally planned, which could delay our clinical trial progress;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;

●	patients in our clinical trials may suffer serious adverse effects for reasons that may or may not be related to esmethadone, which could delay or prevent further clinical development;

●

the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require in pivotal clinical trials with respect to the adjunctive treatment of MDD, monotherapy for MDD, or any other indication for the approval of esmethadone;

●	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our preclinical studies and Phase 1 and 2 clinical trials;

●

we cannot be certain of the number and type of clinical trials and preclinical or toxicology studies that the FDA or other regulatory agencies will require in order to approve esmethadone for the adjunctive treatment of MDD, monotherapy for MDD, or any other indication;

●	we may not have sufficient financial and other resources to complete the necessary clinical trials for esmethadone, including, but not limited to, the clinical trials needed to obtain drug approval;

●

if approved for the adjunctive treatment of MDD, monotherapy for MDD, esmethadone will likely compete with products that may reach approval prior to esmethadone, products that are currently approved for the adjunctive treatment of MDD, monotherapy for MDD, and the off-label use of currently marketed products for MDD; and

●	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Esmethadone and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities, if at all. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as esmethadone, may not prove to be safe and effective in clinical trials. We have limited experience as a company in conducting later stage clinical trials required to obtain regulatory approval. We may be unable to conduct future clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience as a company designing clinical trials, we may be unable to design and execute clinical trials to support regulatory approval.

There is a high failure rate for drugs and biological products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of esmethadone or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Owing in part to the complexity of biological pathways, esmethadone or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. Our Phase 2 clinical study of REL-1017 involved a small population of subjects with MDD, and, because of the small sample size in such trial, the results of this clinical trial may be subject to substantial variability and may not be indicative of either future top-line results or final results. On October 13, 2022, we announced that the RELIANCE III study, evaluating REL-1017 in the monotherapy setting for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the MADRS on Day 28. On December 7, 2022, we announced that the RELIANCE I study did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the MADRS on Day 28. With these findings, even if RELIANCE II or additional Phase III studies achieve their primary endpoints, we may not have sufficient evidence to demonstrate the efficacy of REL-1017 as an adjunctive treatment of MDD. If we are unable to successfully demonstrate the safety and efficacy of esmethadone or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

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

Preliminary or top-line results may not accurately reflect the complete results of the clinical study.

Preliminary or top-line data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data. As a result, preliminary or top-line data should be viewed with caution until the final data are available.

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

The License Agreement includes standard termination rights for Licensor in the event of our insolvency, challenge of the licensed patents and uncured material breach of our obligations under the License Agreement. In addition, the License Agreement contains certain “Key Man” provisions such that the Licensor may terminate the License Agreement if we terminate the employment of our Chief Executive Officer, Mr. Sergio Traversa, for any reason other than for specified causes determined by a majority of our Board of Directors (including fraud, gross negligence, unauthorized use of our confidential information, conduct including harassment or discrimination, breach of fiduciary duty or uncured material breach), or if we (a) substantially modify Mr. Traversa’s job responsibilities or decision-making rights in connection with the development and commercialization of esmethadone, (b) remove him from the role of Chief Executive Officer other than in connection with a permitted change-of-control transaction, (c) materially reduce his compensation, or (d) assign or transfer our rights under the License Agreement or the esmethadone intellectual property without Mr. Traversa’s consent, in each case (termination or the events in (a) through (d) during the period commencing on the effective date and ending on the later of five years from the original effective date of the License Agreement on December 31, 2022. The December 2019 amendment to the License Agreement made certain clarifications to the nature of a termination for Cause, including to clarify that termination due to Mr. Traversa’s death or disability does not give Licensor the right to terminate the License Agreement. On December 27, 2022, the Licensor and the Company entered into a new amendment extending the “Key Man” provision period until December 31, 2027. The License Agreement was not otherwise modified.

As a result of the provisions described above, we are limited in our ability to terminate, as well as to decrease the salary or authority of, our Chief Executive Officer until December 31, 2027. In addition, the agreement provides that any assignor that we assign the agreement to must agree in writing to all terms of the license, including the key man provisions, and as noted above, our Chief Executive Officer has the right to consent to any such assignment of the agreement unless previously terminated for cause or due to death. As the license agreement relates to our only product candidate currently under clinical development, these provisions may be deemed to have an anti-takeover effect and may delay, deter or prevent a tender offer or takeover attempt that a stockholder might consider to be in its best interests, including attempts that might result in a premium being paid over the market price for the shares held by stockholders. If we fail to comply with the terms of the License Agreement, our rights to those patents may be terminated, and we will be unable to conduct our business.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $462.1 million at December 31, 2022. The Company had cash, cash equivalents and short-term investments of approximately $148.3 million at December 31, 2022. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

As of December 31, 2022, we had Federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $118,877,000, $74,792,000 and $74,608,000, respectively, which begin expiring in 2028, 2033 and 2033, respectively. Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income in the year. It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of stock offerings or as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not completed an analysis to determine whether any such limitations have been triggered. If any were determined to be triggered, our ability to use our current NOLs and other pre-change tax attributes to offset post-change taxable income or taxes would be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

We may not be successful in hiring and retaining key employees.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer, Dr. Paolo Manfredi, Acting Chief Scientific Officer, and Dr. Cedric O’Gorman, Chief Medical Officer. If any terminates employment with us, such a departure would have a material adverse effect on our business.

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

The COVID-19 pandemic and efforts to contain the outbreak have led to economic disruption, including changes in interest rates, extreme volatility in financial markets, fluctuations in foreign currency exchange rates, changes in economic activity and changes in unemployment claims. While the potential economic impact brought by COVID-19 may be difficult to assess or predict, a more protracted pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

The continued spread of COVID-19 globally could also adversely affect our planned clinical trial operations, including our ability to initiate trials on expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and an outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

Our business could be adversely affected by the effects of Russia’s invasion of Ukraine.

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

Results from early clinical trials may not support moving a drug candidate to later-stage clinical trials. Phase 3 clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. For example, our RELIANCE I study did not achieve its primary endpoint, statistically significant improvements in depression symptoms compared to placebo on Day 28, even though our Phase 2 study was positive. Further, our monotherapy Phase 3 study, RELIANCE III, also did not meet its primary endpoint, statistically significant improvements in depression symptoms compared to placebo on Day 28. Even if our RELIANCE II or other Phase 3 clinical trials are positive, we or our collaborators may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

Our clinical trials and our future clinical trials for esmethadone measure clinical symptoms, such as depression that are not biologically measurable. The primary measure of depression is subjective and can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed animal studies or we have observed in our clinical trials conducted to date may not be predictive of results from our future clinical trials. For example, our RELIANCE III and RELIANCE I studies did not achieve their primary endpoints, statistically significant improvements in depression symptoms compared to placebo on Day 28. In addition, clinical trial results from the study of depression are inherently difficult to predict.

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

The FDA’s and other regulatory agencies’ decision to approve our depression product candidate will depend on our ability to demonstrate with substantial clinical evidence through adequate well-controlled clinical trials, that the product candidate is effective, as measured statistically by comparing the overall improvement in depression in actively-treated patients against improvement in depression in the control group (a placebo control). However, there is a possibility that our data may fail to show a statistically significant difference from the placebo control or the active control. For example, our RELIANCE III and RELIANCE I studies did not achieve their primary endpoints, statistically significant improvements in depression symptoms compared to placebo on Day 28. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

Any regulatory approvals that our drug candidates receive may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and record keeping for the drug will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The manufacturing facilities used to manufacture our product candidates will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMPs requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning or untitled letters, holds on clinical trials, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

We have obtained orphan drug designation for esmethadone for the treatment of postherpetic neuralgia. If the product candidate were to obtain orphan drug exclusivity upon approval, such exclusivity would prevent the FDA from approving another application to market a drug containing the same active moiety for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use, such as MDD, that is broader than the indication for which it received orphan designation.

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

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the United States, if approved. The Hatch-Waxman Amendments provide marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Federal Food, Drug, and Cosmetic Act. For esmethadone, which we intend to elect to have not be considered the same active ingredient as methadone and therefore an NCE, we anticipate obtaining 5-year exclusivity. If FDA were to determine that we do not meet the requirements to make the election, we may not be able to obtain 5-year exclusivity for the product. In addition, under the statute, this election currently may only be made in an NDA  submitted before October 1, 2027.

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

The manufacture, shipment, storage, sale and use of controlled substances are highly regulated, including security, recordkeeping and reporting obligations enforced by the DEA. Schedule II substances (as well as substances defined as narcotics in any Schedule) are subject to the strictest regulatory requirements and restrictions involving registration, storage, security, recordkeeping and reporting. In particular, distribution and dispensing of Schedule II drugs are strictly controlled. For example, all Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

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

Our pharmaceutical excipients and other APIs are multisource, although not all sources have an active Drug Master File (DMF) with the FDA. A DMF is a submission to the FDA used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of drugs to support drug development and approval. In addition, some of the countries for our multisource APIs may not be same as our drug manufacturing locations. Thus, any disruption in supply from our preferred vendors could result in significant delays with our pharmaceutical development, clinical trials, NDA submission, NDA approval or commercial sale of the finished product due to contract delays, the need to manufacture a new batch of API, out of specification API, the need for import and export permits, and the failure of the newly sourced API to perform to the standards of the previously sourced API.

Modifications to our products, if approved, may require new NDA approvals.

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

On November 29, 2006, the FDA required a boxed warning to be added to the Prescribing Information for racemic methadone, a parent compound to our esmethadone related to cardiac death. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of esmethadone we are and have actively assessed the cardiac safety profile of esmethadone in our Phase 3 clinical trials. There is no assurance that the results of our clinical studies will demonstrate an absence of cardiac adverse events with esmethadone. An adverse safety outcome could result in a similar bolded warning on the label of esmethadone or in a decision not to approve esmethadone, either one of which could have serious consequences for our continued operation.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make a product that is similar to our current and future product candidates we intend to commercialize that is not covered by the patents that we own or license and have the right to enforce;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our current and future patent applications will not lead to issued patents;

●	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges; and

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and we may not develop additional proprietary technologies that are patentable.

Risks Related to Government Regulation

We may undertake international operations, which will subject us to risks inherent with operations outside of the United States.

Although we do not have any foreign operations at this time, we intend to seek to obtain market clearances in foreign markets that we deem to generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

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

Enacted and future legislation may affect the prices we may set. The full effect of recent United States healthcare reform and other changes in the healthcare industry, laws, and regulations and in healthcare spending is currently unknown, and the reform and other changes may adversely affect our business model.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect our ability to profitably sell any products for which we obtain marketing approval.

The commercial potential for our products, if any, could also be affected by changes in healthcare spending and policy in the United States and abroad. New laws, regulations, or judicial decisions or new interpretations of existing laws, regulations, or decisions, related to healthcare availability, the method of delivery, or payment for healthcare products and services could adversely affect our business, operations, and financial condition, if and when we are able to obtain marketing approval and commercialize our products. For example, the ACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners.

There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the law also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Thus, the IRA will likely have a significant impact on the pharmaceutical industry.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price transparency reporting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or otherwise negatively impact our business model.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with other third parties, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to original manufacturers and we may have difficulty transferring such to other third parties. These factors would increase our reliance on such manufacturers or require us to obtain a license from such manufacturers in order to enable us, or to have other third parties, manufacture our product candidates.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce our products will be subject to periodic review and inspection by the FDA and foreign regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Or a third parties’ failure to execute on our manufacturing requirements, comply with cGMPs or maintain a compliance status acceptable to the FDA or foreign regulatory authorities could adversely affect our business in a number of ways, including:

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

We do not currently conduct preclinical studies or clinical trials on our own, and instead will rely on third parties, such as contract research organizations (CROs), medical institutions, clinical investigators and contract laboratories, to assist us with our preclinical studies and clinical trials. Accordingly, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than if we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any undiscovered current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement. In addition, as a smaller reporting company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting so long as we remain a smaller reporting company, which could increase the likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers whose independent registered public accounting firms have provided such attestations.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	negative or poor clinical results;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	inability to develop or acquire new or needed technology or products.

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

On August 1, 2021, the Company changed its corporate headquarters to 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134.

Pursuant to a lease agreement, dated August 1, 2021, and renewed in 2022 and 2023, the Company leased the space for a total average monthly cost of $11,000. For 2022, the lease agreement was renewed at an average monthly rent rate of approximately $9,000. For 2023, the lease agreement was renewed at an average monthly rent rate of approximately $7,000.

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

Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 for approximately $15,000 per month, that expires on December 31, 2023.

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

Holders

As of March 20, 2023, 30,099,203 shares of common stock were issued and outstanding, which were held by 136 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of our Class A convertible preferred stock outstanding. Our transfer agent is:

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. On May 20, 2021, at the annual shareholders meeting, our shareholders approved our 2021 Equity Incentive Plan (the 2021 Plan) which allows for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance share awards and other equity-based awards for up to 1,500,000 options or stock awards. At the annual shareholders meeting on May 25, 2022, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares. At the annual shareholders meeting (currently anticipated for May 25, 2023), our shareholders will vote on a management proposal to increase the shares authorized for awards under the 2021 Plan by 2,500,000 shares but there can be no assurance such amendment will be approved. With these grants and approvals, as of December 31, 2022, the Company had 930,336 awards available to be issued.

The following table summarizes our equity compensation plan information as of December 31, 2022:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,122,606	$18.19	930,336

Equity compensation plans not approved by security holders	-	-	-

Total	12,122,606	$18.19	930,336

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the years ended December 31, 2022 and 2021. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

On October 4, 2021, Relmada announced the initiation of the RELIANCE III study, the monotherapy trial for the Company’s lead product candidate, REL-1017.

On August 9, 2022, Relmada announced that the FDA granted Fast Track designation to REL-1017 as a monotherapy for the treatment of MDD.

On October 13, 2022, Relmada announced that its RELIANCE III study, evaluating REL-1017 in the monotherapy setting for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm showed a MADRS reduction of 14.8 points at Day 28 versus 13.9 points for the placebo arm, a higher than expected placebo response.

On December 7, 2022, Relmada announced that its RELIANCE I study, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm (n= 113) showed a MADRS reduction of 15.1 points at Day 28 versus 12.9 points for the placebo arm (n=114), which is a clinically meaningful difference of 2.2 points on the MADRS, as well as a statistically significant difference in the response rate, with a response rate of 27.2% on placebo vs 39.8% in the REL1017 arm (p<0.05).

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $157,043,800 and $125,751,800 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, we have an accumulated deficit of approximately $462,110,900.

Results of Operations

For the Year Ended December 31, 2022 vs the Year Ended December 31, 2021

Research and Development Expense

Total research and development expense for the year ended December 31, 2022 was approximately $113,323,000, as compared to $90,621,600 for the same period of 2021, an increase of $22,701,400. The increase in research and development expense was primarily due to:

●	Increase in other research expenses of $19,073,100 primarily associated with additional consultants contracted to assist in the execution of our Phase 3 trials;

●	Increase in study costs of $14,689,700 associated with the execution of three Phase 3 trials and one open label extension safety study;

●	Increase in pre-clinical and toxicology expenses of $225,500;

●	Decrease in stock-based compensation expense of $7,953,200 primarily related to warrants issued for a license agreement to Arbormentis, LLC in 2021 for $10,241,600;

●	Decrease in manufacturing and drug storage costs of $3,213,900 related to materials needed to complete the Phase 3 program; and

●	Decrease in compensation expense of $119,800 due to lower employee-related costs.

General and Administrative Expense

Total general and administrative expense for the year ended December 31, 2022 was approximately $47,926,100, as compared to $35,081,900 for the same period of 2021, an increase of $12,844,200. The increase in general and administrative expenses was primarily due to:

●	Increase in stock-based compensation expense of $11,653,600 primarily related to options granted to employees and the board of directors during 2021;

●	Increase in other general and administrative expenses of $1,762,100 due to increases in professional fees and consulting expenses during 2022; and

●	Decrease in compensation expense of $571,500 due to lower employee-related costs.

Other Income, Net

Gain on settlement fees was approximately $6,351,600 received from a settlement during 2022.

Interest/investment income was approximately $2,659,400 for the year ended December 31, 2022 compared to approximately $1,199,100 for the same period of 2021, an increase of $1,460,300. The increase was primarily related to a lower average investment balance during 2021 as compared to 2022.

Realized loss on short-term investments was approximately $585,500 compared to approximately $636,000 for the same period of 2021, a decrease of $50,500. The decrease was related to the timing of the sales of short-term investments along with market conditions.

Unrealized loss on short-term investments was approximately $4,220,300 compared to approximately $611,400 for the same period of 2021, an increase of $3,608,900. The increase was related to the market conditions.

Income Taxes

The Company did not provide for income taxes for the years ended December 31, 2022 and 2021, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The Company recorded a net loss of approximately $157,043,800 and $125,751,800 or $5.30 and $7.16 per common share, basic and diluted, during the years ended December 31, 2022 and 2021, respectively, based on the factors described above.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $103,801,617 for the year ended December 31, 2022 and has an accumulated deficit of $462,110,935 from inception through December 31, 2022.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2022, Relmada raised $42,728,599 in net proceeds from the sale of common stock, $1,264,523 through the exercise of warrants, and $703,720 through the exercise of options.

Management believes that due to the recent equity raises completed and exercises of options and warrants and the resulting cash position on its balance sheet, it has obtained sufficient funding, based on its budgeted cash flow requirements, to continue ongoing operations for at least 12 months from the filing of this annual report.

The following table sets forth selected cash flow information for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2022	2021
Cash used in operating activities	$(103,801,617)	$(91,873,395)
Cash provided by (used in) investing activities	19,733,609	(54,118,036)
Cash provided by financing activities	45,020,474	187,939,473
Net increase/(decrease) in cash and cash equivalents	$(39,047,534)	$41,948,042

For the year ended December 31, 2022, cash used in operating activities was $103,801,617 primarily due to the net loss of $157,043,823. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $44,194,765 and a gain on settlement of $6,351,606. There were realized and unrealized losses on short term investments of $585,522 and $4,220,255, respectively. In addition, there were increases in operating assets and liabilities for the year ended December 31, 2022 of $10,593,270.

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

For the year ended December 31, 2022, cash provided by investing activities was $19,733,609, due to $47,293,763 of purchases of short term investments offset by $67,027,372 of sales of short term investments.

For the year ended December 31, 2021, cash used in investing activities was $54,118,036, due to $222,981,675 of purchases of short term investments offset by $168,863,639 of sales of short term investments.

Net cash provided by financing activities for the year ended December 31, 2022, was $45,020,474 due to proceeds from issuance of common stock of $42,728,599, proceeds from warrants exercised for common stock of $1,264,523, proceeds from options exercised for common stock of $703,720, proceeds from 16b short swing profit of $373,632 offset by the payment of fees for warrants issued for common stock of $50,000.

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

Lease Obligations

The Company is obligated to pay approximately $274,000 under 2 office operative leases over the next year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2022 and 2021 for the years then ended are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2022, such disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at December 31, 2022.

ITEM 9B.  OTHER INFORMATION

On March 17, 2023, our Board of Directors unanimously approved, subject to stockholder approval, an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), increasing by 2,500,000 shares the number of shares of our common stock that will be available for issuance of awards under the 2021 Plan. The 2021 Plan as adopted and approved by our shareholders originally authorized awards for up to 1,500,000 shares of our common stock. On May 25, 2022, shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares.

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

Shares Available for Awards. Subject to adjustment in certain circumstances in accordance with the terms of the 2021 Plan, we will reserve for issuance under the 2021 Plan no more than 7,900,000 shares of common stock (subject to adjustment in certain circumstances as provided in the Plan). Shares of Common Stock available for distribution under the 2021 Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Shares of Common Stock subject to an award that expires or is canceled, forfeited, or terminated without issuance of the full number of shares of Common Stock to which the award related, as well as any shares of common stock subject to an award that are (a) tendered in payment of an option, (b) delivered or withheld by the company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award, shall be added back to the shares of common stock available for issuance of awards or delivery under the 2021 Plan.

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

The proposed amendment to the 2021 Plan will be submitted for the approval of our shareholders at our 2023 Annual Meeting of Stockholders. If the proposed amendment is not approved by the shareholders, the 2021 Plan will remain effective with respect to the number of shares of common stock originally authorized. Options for 930,336 shares of commons stock were issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be void.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required for the Items contained in Part III is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2022.

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

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 23, 2023

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,395,905	$44,443,439
Short-term investments	142,926,781	167,466,167
Lease payments receivable – short term	-	86,377
Other receivables	512,432	-
Prepaid expenses	4,035,186	11,301,535
Total current assets	152,870,304	223,297,518
Other assets	34,875	28,293
Total assets	$152,905,179	$223,325,811

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,261,936	$11,192,502
Accrued expenses	7,206,941	3,868,423
Total current liabilities	12,468,877	15,060,925
Total liabilities	12,468,877	15,060,925

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,099,203 and 27,740,147 shares issued and outstanding, respectively	30,099	27,740
Additional paid-in capital	602,517,138	513,304,258
Accumulated deficit	(462,110,935)	(305,067,112)
Total stockholders’ equity	140,436,302	208,264,886
Total liabilities and stockholders’ equity	$152,905,179	$223,325,811

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021
Operating expenses:
Research and development	$113,322,999	$90,621,570
General and administrative	47,926,077	35,081,922
Total operating expenses	161,249,076	125,703,492

Loss from operations	(161,249,076)	(125,703,492)

Other income (expenses):
Gain on settlement of fees	6,351,606	-
Interest/investment income, net	2,659,424	1,199,077
Realized loss on short-term investments	(585,522)	(636,012)
Unrealized loss on short-term investments	(4,220,255)	(611,382)
Total other income (expenses), net	4,205,253	(48,317)

Net loss	$(157,043,823)	$(125,751,809)

Net loss per common share – basic and diluted	$(5.30)	$(7.16)

Weighted average number of common shares outstanding – basic and diluted	29,628,664	17,552,738

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2020	16,332,939	$16,333	$284,881,716	$(179,315,303)	$105,582,746
Stock-based compensation expense	-	-	40,494,476	-	40,494,476
Equity offering, net	10,147,059	10,147	161,216,798	-	161,226,945
Warrants exercised	651,674	652	23,415,384	-	23,416,036
Cashless exercise of warrants	433,856	433	2,627,628	-	2,628,061
Options exercised	174,619	175	668,256	-	668,431
Net loss	-	-	-	(125,751,809)	(125,751,809)
Balance – December 31, 2021	27,740,147	27,740	513,304,258	(305,067,112)	208,264,886
Stock-based compensation expense	-	-	44,194,765	-	44,194,765
ATM offering, net	2,094,243	2,094	42,726,505	-	42,728,599
Share exchange -Prefunded warrants, net of fees	(1,452,016)	(1,452)	(48,548)	-	(50,000)
Net exercise -Prefunded warrants	1,451,795	1,452	(1,452)	-	-
Warrants exercised	181,336	181	1,264,342	-	1,264,523
Options exercised	83,698	84	703,636	-	703,720
Short swing profit, net	-	-	373,632	-	373,632
Net loss	-	-	-	(157,043,823)	(157,043,823)
Balance – December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net loss	$(157,043,823)	$(125,751,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,258
Stock-based compensation	44,194,765	40,494,476
Gain on settlement	(6,351,606)	-
Realized loss on short-term investments	585,522	636,012
Unrealized loss on short-term investments	4,220,255	611,382
Change in operating assets and liabilities:
Lease payment receivable	86,377	79,457
Other receivable	(512,432)	-
Prepaid expenses and other assets	7,259,767	(10,401,638)
Accounts payable	421,040	2,846,027
Accrued expenses	3,338,518	(388,560)
Net cash used in operating activities	(103,801,617)	(91,873,395)

Cash flows from investing activities
Purchase of short-term investments	(47,293,763)	(222,981,675)
Sale of short-term investments	67,027,372	168,863,639
Net cash provided by (used in) investing activities	19,733,609	(54,118,036)

Cash flows from financing activities
Payment of fees for warrants issued for common stock	(50,000)	-
Proceeds from issuance of common stock	42,728,599	184,642,981
Proceeds from options exercised for common stock	703,720	668,431
Proceeds from warrants exercised for common stock	1,264,523	2,628,061
Proceeds from short swing profit, net	373,632	-
Net cash provided by financing activities	45,020,474	187,939,473
Net increase (decrease) in cash and cash equivalents	(39,047,534)	41,948,042
Cash and cash equivalents at beginning of the period	44,443,439	2,495,397

Cash and cash equivalents at end of the period	$5,395,905	$44,443,439

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2022 and 2021

	2022	2021
Supplemental disclosure of cash flow information:

Non-cash operating transactions:
Forgiveness of accounts payable related to gain	$3,212,583	$-

Non-cash investing and financing transactions:
Share exchange for Pre-funded warrants	$1,452	$-
Net exercise of Pre-funded warrants	$(1,452)	$-

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred negative operating cash flows of $103,801,617 for the year ended December 31, 2022 and has an accumulated deficit of $462,110,935 from inception through December 31, 2022.

Relmada has funded its past operations through equity raises and most recently in the year ended December 31, 2022, Relmada raised $42,728,599 in proceeds from the sale of common stock through an ATM offering, $1,264,523 through the exercise of warrants, and $703,720 through the exercise of options.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash balance of $5,395,905 at December 31, 2022 at these institutions exceed federally insured limits.

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

Short-term investments at December 31, 2022 consisted of mutual funds with a fair value of $142,926,781.

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

Gain on Settlement

The Company recognizes a gain when cash (or other assets, such as claims to cash) has been received without the expectation of repayment. A gain is recorded when the assets are readily convertible to know amounts of cash or claims to cash. Gains are reported as part of other income (expense) on the consolidated statement of operations. The Company recorded an gain on settlement of $6,351,606 and $0 included in other income (expense) for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s short-term investment instruments of $142,926,781 at December 31, 2022 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations as unrealized gain on short-term investments. The Company recorded an unrealized loss of $4,220,255 and $611,382, included in other income (expense) for the years ended December 31, 2022 and 2021, respectively.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At December 31, 2022 and 2021, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2022 and 2021. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year ended December 31,	Year ended December 31,
	2022	2021
Common stock warrants	3,027,441	3,208,777
Common stock options	12,122,606	10,330,622
Total	15,150,047	13,539,399

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The amendments in this ASU require annual disclosures to increase the transparency of government assistance received by a business entity including information about the nature of the government transactions, related accounting policy, the line items on the balance sheet and income statement that are affected, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this ASU are effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard effective January 1, 2022 and the standard did not have a significant impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company will evaluate the impact of ASU 2021-08 on any business combinations entered into the future.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call options that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company adopted this standard effective January 1, 2022 and the standard did not have a significant impact on our consolidated financial statements.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic did not significantly impact the Company. The Company continues to monitor the COVID-19 related concerns and the related economic impacts.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2022	December 31, 2021
Insurance	$313,200	$353,300
Research and Development	3,619,800	10,708,800
Legal	-	11,000
Other	102,200	228,400
Total	$4,035,200	$11,301,500

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2022	December 31, 2021
Research and development	$5,809,800	$1,928,000
Professional fees	116,500	168,000
Accrued bonus	492,100	1,191,000
Accrued vacation	529,800	450,400
Other	258,700	131,000
Total	$7,206,900	$3,868,400

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2022 and 2021, the Company issued 181,336 and 433,856 shares of common stock for the exercise of warrants for proceeds of $1,264,523 and $2,628,061, respectively.

During the year ended December 31, 2022 and 2021, the Company issued 83,698 and 174,619 shares of common stock for the exercise of options for proceeds of $703,720 and $668,431, respectively.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company is not obligated to sell any shares under the agreement. During the years ended December 31, 2022 and 2021, the Company issued 2,094,243 and 651,674 shares of common stock for net cash proceeds of $42,728,599 and $23,416,036 under the agreement, respectively.

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

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of December 31, 2022, no shares have been issued under this agreement.

During the years ended December 31, 2022 and 2021, there were no common stock shares issued for issuances of restricted common stock.

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

These combined plans allowed for the granting of up to 10,552,942 options or other stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest either over four years or upon achievement of certain specified corporate or other milestones. As of December 31, 2022, there were no shares available to be granted under either the 2014 or 2021 Plan. The shareholders will vote at their annual meeting in 2023 on a management proposal to increase the shares available to be issued under the 2021 Plan. There can be no assurance such amendment will be approved. As of December 31, 2022, options for 1,569,664 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be forfeited.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

From December 16, 2022 through December 21, 2022, the Company awarded a total of 2,800,000 options to consultants and employees with an exercise price ranging from $3.20 to $3.37 and a 10-year term vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of $8,169,325 calculated using the Black Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.60 – 3.78% (2) expected life of 6.25 years, (3) expected volatility of 115%, and (4) zero expected dividends.

On December 16, 2022, the Company awarded a total of 199,432 options to employees with an exercise price of $3.37 and a 10-year term vesting immediately. The options have an aggregate fair value of $561,902 calculated using the Black Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.61% (2) expected life of 5 years, (3) expected volatility of 120%, and (4) zero expected dividends

From July 1, 2022 through September 29, 2022, 260,000 options were issued to various consultants with an exercise price ranging from $18.30 to $36.19 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $5.0 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.9 – 3.94% (2) expected life of 6.25 years, (3) expected volatility of 93-94%, and (4) zero expected dividends.

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

From January 5, 2022 through March 14, 2022, 110,000 options were issued to various consultants with an exercise price ranging from $18.00 to $21.46 and a 10-year term, vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $1.6 million, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.53 – 2.00% (2) expected life of 6.25 years, (3) expected volatility of 98%, and (4) zero expected dividends.

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

On January 6, 2021, the Company awarded a total of 1,490,000 options to employees and directors with an exercise price of $33.43 and a 10-year term vesting over a 4-year period. The options granted include time-based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The options have an aggregate fair value of $39.7 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of December 31, 2021, six performance metrics for 520,000 options were met. Vesting of such options is subject to the passage of time. At December 31, 2022 and 2021, the Company incurred expense of $3,304,310 and $3,392,419, respectively, related to these options.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Options

A summary of the changes in options outstanding for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2020	3,905,737	$24.32	8.4	$48,952,339
Granted	7,057,004	21.15	9.8	-
Exercised	(174,619)	-	-	-
Forfeited	(457,500)	-	-	-
Outstanding and expected to vest at December 31, 2021	10,330,622	$22.52	9.0	$46,088,534
Granted	3,744,432	7.40	9.8	-
Exercised	(83,698)	-	-	-
Forfeited	(1,868,750)	-	-	-
Outstanding and expected to vest at December 31, 2022	12,122,606	$18.19	8.5	$417,998
Options exercisable at December 31, 2022	4,356,099	$21.83	7.4	$74,348

At December 31, 2022, the Company has unrecognized stock-based compensation expense of approximately $95,400,000 related to unvested stock options over the weighted average remaining service period of 2.7 years. The weighted average fair value of options granted during the years ended December 31, 2022 and 2021 was approximately $7.40 and $22.15 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended	Years Ended
	December 31,	December 31,
	2022	2021
Risk free interest rate	1.53 to 3.94%	0.59 to 1.31%
Dividend yield	0%	0%
Volatility	93-120%	97-101%
Expected term (in years)	5 to 6.25	5 to 6.25

Warrants

A summary of the changes in outstanding warrants during the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	2,670,633	$9.11
Issued	972,000	31.98
Exercised	(433,856)	6.06
Outstanding at December 31, 2021	3,208,777	$16.45
Issued	1,452,016	$0.001
Exercised	(1,633,352)	$0.77
Outstanding at December 31, 2022	3,027,441	$17.02
Warrants exercisable at December 31, 2022	2,770,004	$15.58

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

On September 20, 2022, the Company entered into an agreement with an investor to exchange 1,452,016 shares of outstanding common stock for 1,452,016 prefunded warrants. The 1,452,016 shares of common stock were returned. These warrants have an exercise price of $0.001 and a 9.99% beneficial ownership limitation. On October 19, 2022 a cashless exercise of the 1,452,016 prefunded warrants was transacted with 1,451,795 shares of common shares issued and the remaining 221 warrants being cancelled.

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

On January 6, 2021, the Company awarded a total of 400,000 warrants to consultants with an exercise price of $33.43 and a 10-year term, vesting over 4-year period. The warrants granted include time-based vesting grants and performance vesting based on the Company’s achievement of performance metrics. The warrants have an aggregate fair value of $10.6 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.59% (2) expected life of 6.25 years, (3) expected volatility of 101%, and (4) zero expected dividends. As of December 31, 2021, six performance metrics for 200,000 warrants were met. Vesting of such options is subject to the passage of time. For the year ended December 31, 2021, the Company incurred expense of $1,304,776 related to these warrants.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

At December 31, 2022, the Company had approximately $6,200,000 of unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2022, the aggregate intrinsic value of warrants vested and outstanding was approximately $7,000.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations (rounded to nearest $00):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Research and development	$7,882,700	$15,835,900
General and administrative	36,312,100	24,658,600
Total	$44,194,800	$40,494,500

NOTE 6 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Federal net operating loss	$24,964,000	$19,434,000
State net operating loss	13,781,000	12,508,000
Research and development tax credits	7,902,000	5,333,000
Capitalized R&D	45,666,000	38,360,000
Nonqualified Stock Options	19,803,000	15,511,000
Accruals	1,546,000	655,000
Intangibles and Fixed Assets	2,732,000	4,394,000
Other	2,000	-
Less: valuation allowance	(116,396,000)	(96,195,000)
Total	$-	$-

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

The Company has maintained a full valuation allowance against its deferred tax assets at December 31, 2022 and 2021. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance increased for the years ended December 31, 2022 and 2021 by approximately $20,201,000 and $45,775,000, respectively. Deferred tax asset for net operating loss carryforwards at December 31, 2022 was adjusted with the corresponding offset to valuation allowance.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

At December 31, 2022, the Company had federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $118,877,000, $74,792,000 and $74,408,000 respectively, which begin expiring in 2028, 2033 and 2033 respectively. Approximately $73,357,000 federal NOL can be carried forward indefinitely but it is limited to 80% of future taxable income. The Company also has federal research and development tax credit carryforwards of approximately $7,877,000 that will begin to expire in 2028. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State (net of federal benefit)	(9.46)%	14.26%
Non-deductible expenses	(0.53)%	(0.38)%
R&D Credit	1.64%	1.53%
Other	0.22%	0.0%
Change in valuation allowance	(12.87)%	(36.41)%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at December 31, 2022 and 2021, that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement, then the Company shall be able to engage in discussions with other potential licensors. As of March 23, 2023, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2022, the Company has not generated any revenue related to this license agreement.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2022, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

The new licensed program stems from an international collaboration among U.S., European and Swiss scientists that has focused on the discovery and development of compounds that may promote neural plasticity.  Dr. Paolo Manfredi, Relmada’s Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, Relmada’ s Acting Chief Clinical Officer, are among the scientists affiliated with Arbormentis, LLC.

Leases and Subleases

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134 pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 at an average monthly rent of approximately $9,000. As the Company’s leases consist of one lease for their corporate headquarters, which is for a period of 12 months or less. The Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

The Company Incurred rent expense of approximately $129,600 and $111,800 for the years ended December 31, 2022 and 2021, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium licensed the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium had at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. On July 7, 2022, Actinium exercised its right to purchase the FFE for $52,698. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of December 31, 2021, the balance of unearned interest income was approximately $4,000. As of December 31, 2022, there was no unearned interest income.

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

NOTE 8–- RELATED PARTY TRANSACTIONS

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

NOTE 9–- OTHER POSTRETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $105,216 and $112,910 for the years ended December 31, 2022 and 2021, respectively.

NOTE 10–- SUBSEQUENT EVENTS

From January 1, 2023 through March 23, 2023, 620,000 options were issued to various employees and new Board of Director with an exercise price ranging from $3.18 to $4.30 and a 10-year term, vesting over a 4-year period. 220,000 of the options awarded are subject to shareholder approval.

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

(vi) Certificate of Amendment to Articles of Incorporation dated September 22, 2022 (incorporated by reference to Exhibit 3.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).

3.2	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

Exhibit Number	Description

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.7	Form of 2018 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

4.9	Form of Exchanged Warrant [(incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).]

4.10	Description of Securities (incorporated by reference to the description of the Company’s common stock, par value $0.001 per share, under the heading “Description of Securities We May Offer—Authorized Capital Stock; Issued and Outstanding Capital Stock,” “—Common Stock,” “—Forum for Adjudication of Disputes, “—Anti-takeover Effects of Our Articles of Incorporation and By-laws, and “—Anti-takeover Effects of Nevada Law” in the Company’s Registration Statement on Form S-3 (File No. 333-245054), filed with the Securities and Exchange Commission on August 12, 2020)

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.3	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.4	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.5	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

Exhibit Number	Description

10.7	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.8	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.9	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.10	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.11	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.12	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.13	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.14	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.5 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.15	Amended and Restated Unit Purchase Agreement dated November 27, 2019, between Relmada Therapeutics, Inc., and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.16	Amendment No. 1 To License Agreement dated December 2, 2019, to the License Agreement dated January 16, 2018 between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.17	Director Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.18	Indemnity Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.19	Director Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

Exhibit Number	Description

10.20	Indemnity Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.21	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.22	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.23	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.24	Amendment No. 5 to Stock Option and Equity incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 9, 2020).

10.25	Open Market Sale AgreementSM dated as of May 15, 2020 by and between Relmada Therapeutics, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 10.7 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.26	Relmada Therapeutics, Inc., 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 of Relmada’s Form 10-K filed with the SEC on March 24, 2021).

10.27	License Agreement dated as of July 16, 2021, between Arbormentis, LLC and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on August 10, 2021).

10.28	Exchange Agreement between Relmada Therapeutics, Inc., and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners II, L.P., VHCP Co-Investment Holdings II, LLC, Venrock Healthcare Capital Partners III, L.P., and VHCP Co-Investment Holdings III, LLC, dated September 21, 2022 (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).

Exhibit Number	Description

10.29	Amendment No. 2 dated December 27, 2022, to the License Agreement originally dated January 16, 2018, as heretofore amended, between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 28, 2022).

10.30	Advisory Agreement dated as of January 1, 2023, between Relmada Therapeutics, Inc., and Paul Kelly (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 5, 2023).

10.31	Director Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

10.32	Indemnity Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.2 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

23.1	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 23, 2023	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer, and Director	March 23, 2023
Sergio Traversa

/s/ Maged Shenouda	Chief Financial Officer	March 23, 2023
Maged Shenouda

/s/ Charles J. Casamento	Chairman of the Board	March 23, 2023
Charles J. Casamento

/s/ Paul Kelly	Director	March 23, 2023
Paul Kelly

/s/ Eric Schmidt	Director	March 23, 2023
Eric Schmidt

/s/ John Glasspool	Director	March 23, 2023
John Glasspool

/s/ Fabiana Fedeli	Director	March 23, 2023
Fabiana Fedeli