Form 10-Q
period 2023-03-31
RELMADA THERAPEUTICS, INC.
filed 2023-05-11
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, there were 30,099,203 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31,	As of
	2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,894,360	$5,395,905
Short-term investments	103,547,634	142,926,781
Other receivables	-	512,432
Prepaid expenses	3,089,580	4,035,186
Total current assets	135,531,574	152,870,304
Other assets	34,875	34,875
Total assets	$135,566,449	$152,905,179

Commitments and Contingencies (See Note 6)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,421,965	$5,261,936
Accrued expenses	5,675,292	7,206,941
Total current liabilities	10,097,257	12,468,877
Total liabilities	10,097,257	12,468,877

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,099,203 shares issued and outstanding	30,099	30,099
Additional paid-in capital	613,871,604	602,517,138
Accumulated deficit	(488,432,511)	(462,110,935)
Total stockholders’ equity	125,469,192	140,436,302
Total liabilities and stockholders’ equity	$135,566,449	$152,905,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Operating expenses:
Research and development	$15,861,010	$25,012,853
General and administrative	12,292,599	13,284,570
Total operating expenses	28,153,609	38,297,423

Loss from operations	(28,153,609)	(38,297,423)

Other income (expenses):
Interest/investment income, net	1,207,631	329,949
Realized loss on short-term investments	(666,708)	(15,022)
Unrealized gain (loss) on short-term investments	1,291,110	(1,763,287)
Total other income (expenses)	1,832,033	(1,448,360)

Net loss	$(26,321,576)	$(39,745,783)

Loss per common share – basic and diluted	$(0.87)	$(1.40)

Weighted average number of common shares outstanding – basic and diluted	30,099,203	28,392,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock based compensation	-	-	11,354,466	-	11,354,466
Net loss	-	-	-	(26,321,576)	(26,321,576)
Balance – March 31, 2023	30,099,203	$30,099	$613,871,604	$(488,432,511)	$125,469,192

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock based compensation	-	-	11,930,681	-	11,930,681
ATM offering, net	1,609,343	1,610	29,581,932	-	29,583,542
Warrant exercised for cash	33,334	33	299,973	-	300,006
Options exercised for cash	20,000	20	64,780	-	64,800
Net loss	-	-	-	(39,745,783)	(39,745,783)
Balance - March 31, 2022	29,402,824	$29,403	$555,181,624	$(344,812,895)	$210,398,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(26,321,576)	$(39,745,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-
Stock-based compensation	11,354,466	11,930,681
Realized loss on short-term investments	666,708	15,022
Unrealized (gain) loss on short-term investments	(1,291,110)	1,763,287
Change in operating assets and liabilities:
Lease payment receivable	-	20,923
Other receivables	512,432	-
Prepaid expenses	945,606	6,237,575
Accounts payable	(839,971)	(522,353)
Accrued expenses	(1,531,649)	870,905
Net cash used in operating activities	(16,505,094)	(19,429,743)

Cash flows from investing activities
Purchase of short-term investments	(34,767,287)	(25,915,957)
Sale of short-term investments	74,770,836	15,888,289
Net cash provided by (used in) investing activities	40,003,549	(10,027,668)

Cash flows from financing activities
Proceeds from issuance of common stock	-	29,583,542
Proceeds from options exercised for common stock	-	64,800
Proceeds from warrants exercised for common stock	-	300,006
Net cash provided by financing activities	-	29,948,348
Net increase in cash and cash equivalents	23,498,455	490,937
Cash and cash equivalents at beginning of the period	5,395,905	44,443,439

Cash and cash equivalents at end of the period	$28,894,360	$44,934,376

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $16,505,094 for the three months ended March 31, 2023 and has an accumulated deficit of $488,432,511 from inception through March 31, 2023.

Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent operations and clinical trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Further, additional financing does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents balance of $28,894,360 at March 31, 2023 at these institutions exceed the federally insured limits.

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

Short-term investments at March 31, 2023 consisted of mutual funds with a fair value of $103,547,634.

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

The Company’s short-term investment instruments of $103,547,634 at March 31, 2023 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded unrealized gain of $1,291,110 and an unrealized loss of $1,763,287 included in other income for the three months ended March 31, 2023 and 2022, respectively.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2023 and December 31, 2022, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2023 and December 31, 2022. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the three months ended March 31, 2023 and 2022, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Three months ended
	March 31, 2023	March 31, 2022
Stock options	12,487,917	10,262,184
Common stock warrants	3,027,441	3,175,443
Total	15,515,358	13,437,627

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and eliminates certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of this ASU did not have a significant impact on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2023	December 31, 2022
Insurance	$211,700	$313,200
Research and Development	2,589,800	3,619,800
Other	288,100	102,200
Total	$3,089,600	$4,035,200

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2023	December 31, 2022
Research and development	$4,806,000	$5,809,800
Professional fees	125,000	116,500
Accrued bonus	331,000	492,100
Accrued vacation	332,400	529,800
Other	80,900	258,700
Total	$5,675,300	$7,206,900

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2023 no shares of common stock were issued.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of March 31, 2023, no shares have been issued under this agreement.

Options and Warrants

In December 2014, the Board of Directors adopted, and the Company’s shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “Plan”), which allows for the granting of 5,152,942 common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors.

In May 2021, the Company’s Board of Directors adopted, and shareholders approved Relmada’s 2021 Equity Incentive Plan (the “2021 Plan”) which allows for the granting of 1,500,000 options or other stock awards.

In May 2022, the Company’s Board of Directors adopted, and shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares.

These combined plans allowed for the granting of up to 10,552,942 options or other stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2023, no shares were available for future grants under the 2014 or 2021 Plan. The shareholders will vote at their annual meeting in 2023 on a management proposal to increase the shares available to be issued under the 2021 Plan. There can be no assurance such amendment will be approved. As of March 31, 2023, options for 1,934,975 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be forfeited.

As of March 31, 2023, no stock appreciation rights have been issued.

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

From January 1, 2023 through March 31, 2023, 620,000 options were issued to various consultants and employees with an exercise price ranging from $3.18 to $4.30 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $1.9 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.46 – 4.12% (2) expected life of 6.25 years, (3) expected volatility of 115.4 - 115.6%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

At March 31, 2023, the Company has unrecognized stock-based compensation expense of approximately $84.5 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.62 years.

Options

A summary of the changes in options during the three months ended March 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2022	12,122,606	$18.19	8.5	$417,998
Granted	620,000	$3.60	9.79	$-
Forfeited	(93,750)	$-	-	$-
Cancelled	(160,939)	$-	-	$-
Outstanding at March 31, 2023	12,487,917	$17.35	8.33	$-
Options exercisable at March 31, 2023	4,774,660	$21.33	7.46	$-

Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2022	3,027,441	$17.02
Granted	-	$-
Exercised	-	$
Outstanding at March 31, 2023	3,027,441	$17.02
Warrants Vested at March 31, 2023	2,798,566	$15.75

At March 31, 2023, the Company had approximately $5.5 million of unrecognized compensation expense related to outstanding warrants.

At March 31, 2023, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the three months ended March 31, 2023 and 2022 (rounded to nearest $00):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Research and development	$1,994,200	$1,258,400
General and administrative	9,360,300	10,672,300
Total	$11,354,500	$11,930,700

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 31, 2023, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of March 31, 2023, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of March 31, 2023, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

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

The new licensed program stems from an international collaboration among U.S., European and Swiss scientists that has focused on the discovery and development of compounds that may promote neural plasticity.  Dr. Paolo Manfredi, Relmada’s Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, Relmada’ s prior Acting Chief Medical Officer, are among the scientists affiliated with Arbormentis, LLC.

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

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 and 2023 with monthly rent of approximately $9,000 and $7,000, respectively. Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $15,000, that expires on December 31, 2023. In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months. For the three months ended March 31, 2023 and 2022, the Company recognized lease expense of approximately $51,700 and $19,500, respectively.

On June 8, 2017, the Company entered into an agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium licensed the furniture, fixtures, equipment and tenant improvements located in its office (FFE) for a license fee of $7,529 per month until December 8, 2022. On July 7, 2022, Actinium exercised its right to purchase the FFE for $52,698. The license of FFE qualified as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of March 31, 2022, the balance of unearned interest income was approximately $2,300. As of March 31, 2023, there was no unearned interest income.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $40,400 and $31,600 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2023, 15,000 options were granted to two new employees with an exercise price ranging from $2.28 to $2.51.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q (this Report) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Business Overview

Relmada Therapeutics, Inc. (Relmada or the Company, we or us) (a Nevada corporation), is a clinical-stage biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. Esmethadone an isomer of methadone, is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders.

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

Our Development Program

Esmethadone (d-Methadone, dextromethadone, REL-1017) as a treatment for MDD

Background

In 2020, the National Institute of Mental Health (NIMH) estimated that 21.0 million adults aged 18 or older in the United States had at least one major depressive episode in the past year. According to data from nationally representative surveys supported by NIMH, only about half of Americans diagnosed with major depression in a given year receive treatment. Of those receiving treatment with as many as four different standard antidepressants, 33% of drug-treated depression patients do not achieve adequate therapeutic benefits according to the Sequenced Treatment Alternatives to Relieve Depression (STAR*D) trial published in the American Journal of Psychiatry.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

While our current strategy is currently to focus on the further development of esmethadone as an adjunctive treatment of MDD, we may in the future re-commence testing of esmethadone as a monotherapy for MDD. In addition, we are evaluating other indications that Relmada may explore in the future, including restless leg syndrome and other glutamatergic system activation related diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of $26,321,576 for the three months ended March 31, 2023. At March 31, 2023, we had an accumulated deficit of $488,432,511.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially provide coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia,” (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella-zoster, or herpes zoster, virus). which, upon potential NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus an additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in the second of two Phase 3 trials for the adjunctive treatment of MDD.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial with the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

●	Substantial IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended March 31, 2023 versus March 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022	Decrease
Operating Expenses
Research and development	$15,861,010	$25,012,853	$(9,151,843)
General and administrative	12,292,599	13,284,570	(991,971)
Total	$28,153,609	$38,297,423	$(10,143,814)

Research and Development Expense

Research and development expense for the three months ended March 31, 2023 was approximately $15,861,000 compared to $25,012,900 for the three months ended March 31, 2022, a decrease of approximately $9,151,900. The change was primarily driven by:

●	Decrease in study costs of $9,050,700 primarily associated with lower consultants costs due to the completion of RELIANCE I and RELIANCE III late in 2022;

●	Decrease in other research expenses of $1,124,900 associated with the completion of RELIANCE I and RELIANCE III late in 2022;

●	Decrease in manufacturing and drug storage costs of $351,200 related to materials needed to complete the Phase 3 program; offset by

●	Increase in stock-based compensation expense of $735,700; and

●	Increase in compensation expense of $639,200 due to higher employee-related costs.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2023 was approximately $12,292,600 compared to $13,284,600 for the three months ended March 31, 2022, a decrease of approximately $992,000. The change was primarily due to:

●	Decrease in stock-based compensation expense of $1,312,000 primarily related to options granted to employees; offset by

●	Increase in compensation expense of $229,200 due to higher employee-related costs; and

●	Increase in other general and administrative expenses of $90,800 primarily due to an increase in consulting services.

Other Income (Expense)

Interest/investment income was approximately $1,207,600 and $329,900 for the three months ended March 31, 2023 and 2022, respectively. The increase was due to higher interest rates and investment yields. Realized loss on short-term investments was approximately $666,700 and $15,000 for the three months ended March 31, 2023 and 2022, respectively. Unrealized gain on short-term investments was approximately $1,291,100 and an unrealized loss on short-term investments was $1,763,300 for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2023 and 2022, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the three months ended March 31, 2023 and 2022 was approximately $26,351,600 and $39,745,800, respectively. The Company had loss per common share, basic and diluted of $0.87 and $1.40 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $16,505,094 for the three months ended March 31, 2023 and has an accumulated deficit of $488,432,511 from inception through March 31, 2023.

Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent operations and clinical trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Further, additional financing does not affect the Company’s conclusion that based on the cash on hand and the budgeted cash flow requirements, the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash used in operating activities	$(16,505,094)	$(19,429,743)
Cash provided by (used in) investing activities	40,003,549	(10,027,668)
Cash provided by financing activities	-	29,948,348
Net increase in cash and cash equivalents	$23,498,455	$490,937

For the three months ended March 31, 2023, cash used in operating activities was $16,505,094 primarily due to the net loss of $26,321,576 offset by non-cash stock compensation charges of $11,354,466. There were realized losses and unrealized gains on short term investments of $666,708 and $1,291,110, respectively. In addition, there was a decrease in operating assets and liabilities of $913,582 for the three months ended March 31, 2023.

For the three months ended March 31, 2022, cash used in operating activities was $19,429,743 primarily due to the net loss of $39,745,783 offset by non-cash stock compensation charges of $11,930,681. There were realized losses of and unrealized losses on short term investments of $15,022 and $1,763,287, respectively. In addition, there was a decrease in operating assets and liabilities of $6,607,050.

For the three months ended March 31, 2023, cash provided by investing activities was $40,003,549 related to the purchase of $34,767,288 and the sale of $74,770,836 short-term investments.

For the three months ended March 31, 2022, cash used by investing activities was $10,027,668 related to the purchase of $25,915,957 and the sale of $15,888,289 short-term investments.

There was no cash provided by financing activities for the three months ended March 31, 2023.

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

Commitments and Contingencies

Please refer to Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2023 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in our Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2023, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2022.

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

Date: May 11, 2023	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)