Form 10-Q
period 2023-06-30
RELMADA THERAPEUTICS, INC.
filed 2023-08-08
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000 - 55347

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

As of August 3, 2023, there were 30,099,203 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,469,354	$5,395,905
Short-term investments	104,059,737	142,926,781
Other receivables	-	512,432
Prepaid expenses	3,474,540	4,035,186
Total current assets	122,003,631	152,870,304
Other assets	34,590	34,875
Total assets	$122,038,221	$152,905,179

Commitments and Contingencies (See Note 6)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,853,616	$5,261,936
Accrued expenses	5,848,850	7,206,941
Total current liabilities	10,702,466	12,468,877

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,099,203 shares issued and outstanding	30,099	30,099
Additional paid-in capital	625,041,121	602,517,138
Accumulated deficit	(513,735,465)	(462,110,935)
Total stockholders’ equity	111,335,755	140,436,302
Total liabilities and stockholders’ equity	$122,038,221	$152,905,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,740,205	$30,912,671	$29,601,215	$55,925,524
General and administrative	12,286,521	14,599,401	24,579,120	27,883,971
Total operating expenses	26,026,726	45,512,072	54,180,335	83,809,495

Loss from operations	(26,026,726)	(45,512,072)	(54,180,335)	(83,809,495)

Other (expenses) income:
Gain on settlement of fees	-	6,351,606	-	6,351,606
Interest/investment income, net	1,363,406	387,333	2,571,037	717,282
Realized (loss) gain on short-term investments	-	24,502	(666,708)	9,480
Unrealized (loss) gain on short-term investments	(639,634)	(1,186,337)	651,476	(2,949,624)
Total other income	723,772	5,577,104	2,555,805	4,128,744

Net loss	$(25,302,954)	$(39,934,968)	$(51,624,530)	$(79,680,751)

Loss per common share – basic and diluted	$(0.84)	$(1.33)	$(1.72)	$(2.73)

Weighted average number of common shares outstanding – basic and diluted	30,099,203	29,935,895	30,099,203	29,168,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock based compensation	-	-	11,354,466	-	11,354,466
Net loss	-	-	-	(26,321,576)	(26,321,576)
Balance – March 31, 2023	30,099,203	30,099	613,871,604	(488,432,511)	125,469,192
Stock based compensation	-	-	11,169,517	-	11,169,517
Net loss	-		-	(25,302,954)	(25,302,954)
Balance – June 30, 2023	30,099,203	$30,099	$625,041,121	$(513,735,465)	$111,335,755

	Three and Six months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock based compensation	-	-	11,930,681	-	11,930,681
ATM offering, net	1,609,343	1,610	29,581,932	-	29,583,542
Warrant exercised for cash	33,334	33	299,973	-	300,006
Options exercised for cash	20,000	20	64,780	-	64,800
Net loss	-	-	-	(39,745,783)	(39,745,783)
Balance – March 31, 2022	29,402,824	29,403	555,181,624	(344,812,895)	210,398,132
Stock based compensation	-	-	12,295,016	-	12,295,016
Warrant exercised for cash	91,058	91	595,259	-	595,350
Options exercised for cash	45,812	46	352,698	-	352,744
ATM offering, net of offering costs	484,900	485	13,144,572	-	13,145,057
Net loss	-	-	-	(39,934,968)	(39,934,968)
Balance – June 30, 2022	30,024,594	$30,025	$581,569,169	$(384,747,863)	$196,851,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(51,624,530)	$(79,680,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,523,983	24,225,697
Gain on settlement of fees	-	(6,351,606)
Realized loss (gain) on short-term investments	666,708	(9,480)
Unrealized (gain) loss on short-term investments	(651,476)	2,949,624
Change in operating assets and liabilities:
Lease payment receivable	-	44,143
Other receivables	512,432	(256,192)
Prepaid expenses and other assets	560,931	7,810,846
Accounts payable	(408,320)	2,698,790
Accrued expenses	(1,358,091)	7,513,045
Net cash (used in) operating activities	(29,778,363)	(41,055,884)

Cash flows from investing activities
Purchase of short-term investments	(45,577,832)	(33,412,425)
Sale of short-term investments	84,429,644	23,244,237
Net cash provided by (used in) investing activities	38,851,812	(10,168,188)

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	42,728,599
Proceeds from options exercised for common stock	-	417,544
Proceeds from warrants exercised for common stock	-	895,356
Net cash provided by financing activities	-	44,041,499
Net increase/(decrease) in cash and cash equivalents	9,073,449	(7,182,573)
Cash and cash equivalents at beginning of the period	5,395,905	44,443,439

Cash and cash equivalents at end of the period	$14,469,354	$37,260,866

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income Tax	$-	$-

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $29,778,363 for the six months ended June 30, 2023 and has an accumulated deficit of $513,735,465 from inception through June 30, 2023.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents balance of $14,469,354 at June 30, 2023 at these institutions exceed the federally insured limits.

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

Short-term investments at June 30, 2023 consisted of mutual funds with a fair value of $104,059,737.

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

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (an exit price,) in an orderly transaction between market participants at the reporting date. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company’s short-term investment instruments of $104,059,737 at June 30, 2023 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the unaudited condensed consolidated statement of operations under other income. The Company recorded unrealized loss of $639,634 and an unrealized gain of $651,476 included in other income for the three and six months ended June 30, 2023, respectively. The Company recorded unrealized losses of $1,186,337 and $2,949,624 included in other income for the three and six months ended June 30, 2022, respectively.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2023 and December 31, 2022, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2023 and December 31, 2022. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the six months ended June 30, 2023 and 2022, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Six months ended
	June 30, 2023	June 30, 2022
Stock options	12,483,856	10,427,310
Common stock warrants	3,027,441	3,084,385
Total	15,511,297	13,511,695

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and eliminates certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of this ASU did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2023	December 31, 2022
Insurance	$600,400	$313.200
Research and Development	2,618,600	3,619,800
Other	255,500	102,200
Total	$3,474,500	$4,035,200

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2023	December 31, 2022
Research and development	$4,590,300	$5,809,800
Professional fees	149,900	116,500
Accrued bonus	706,600	492,100
Accrued vacation	328,900	529,800
Other	73,200	258,700
Total	$5,848,900	$7,206,900

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2023, no shares of common stock were issued.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of June 30, 2023, no shares have been issued under this agreement.

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

In May 2021, the Company’s Board of Directors adopted and shareholders approved Relmada’s 2021 Equity Incentive Plan (the “2021 Plan”) which allows for the granting of 1,500,000 options or stock awards.

In May 2022, the Company’s Board of Directors adopted and shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares.

In May 2023, the Company’s Board of Directors adopted and shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,500,000 shares.

These combined plans allowed for the granting of up to 13,052,942 options or other stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2023, 569,086 shares were available for future grants under the 2014 or 2021 Plan.

As of June 30, 2023, no stock appreciation rights have been issued.

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

From January 1, 2023 through June 30, 2023, 680,000 options were issued to various consultants and employees with an exercise price ranging from $2.28 to $4.30 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $2.1 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.43 – 4.12% (2) expected life of 6.25 years, (3) expected volatility of 114.2 - 115.6%, and (4) zero expected dividends.

At June 30, 2023, the Company has unrecognized stock-based compensation expense of approximately $74.3 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.45 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the six months ended June 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2022	12,122,606	$18.19	8.5	$417,998
Granted	680,000	$3.53	9.57	$900
Forfeited	(157,811)	$32.11	-	$-
Cancelled	(160,939)	$19.16	-	$-
Outstanding at June 30, 2023	12,483,856	$17.20	8.09	$900
Options exercisable at June 30, 2023	5,601,974	$20.80	7.20	$-

Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	3,027,441	$17.02
Granted	-	$-
Exercised	-	$-
Outstanding at June 30, 2023	3,027,441	$17.02
Warrants vested at June 30, 2023	2,826,191	$15.91

At June 30, 2023, the Company had approximately $4.7 million of unrecognized compensation expense related to outstanding warrants.

At June 30, 2023, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock -based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the six months ended June 30, 2023 and 2022 (rounded to nearest $00):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Research and development	$3,716,800	$2,494,800
General and administrative	18,807,200	21,730,900
Total	$22,524,000	$24,225,700

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of June 30, 2023, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2023, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of June 30, 2023, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 and 2023 with monthly rent of approximately $9,000 and $7,000, respectively. Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $13,000, that expires on December 31, 2023. In accordance with ASC 842, Leases, the Company recognizes rent expense evenly over the 12 months. For the six months ended June 30, 2023 and 2022, the Company recognized lease expense of approximately $137,000 and $44,000, respectively.

On June 8, 2017, the Company entered into an agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium licensed the furniture, fixtures, equipment and tenant improvements located in its office (FFE) for a license fee of $7,529 per month until December 8, 2022. On July 7, 2022, Actinium exercised its right to purchase the FFE for $52,698. The license of FFE qualified as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of June 30, 2023 and 2022, there was no unearned interest income.

NOTE 7 - OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $80,900 and $62,800 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On August 1, 2023, 5,000 options were granted to a new employee with an exercise price of $2.56.

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

Our lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. On October 15, 2019, we reported top-line data from study REL-1017-202. During late 2022, we announced RELIANCE I and III did not achieve their primary endpoints. Relmada plans to complete two additional adjunctive Phase 3 trials (RELIANCE II and RELIGHT) and a long-term, open label study.

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

On December 7, 2022, Relmada announced that its RELIANCE I study, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm (n= 113) showed a MADRS reduction of 15.1 points at Day 28 versus 12.9 points for the placebo arm (n=114), which is a clinically meaningful difference of 2.2 points on the MADRS. The study also showed a nominally statistically significant difference in the response rate, with a response rate of 39.8% in the REL-1017 arm vs 27.2% in the placebo arm (p<0.05). Additionally, in a prespecified protocol analysis, the REL-1017 treatment arm (n=101) showed a MADRS reduction of 15.6 points at Day 28 versus 12.5 points for the placebo arm (n+97), a difference of 3.1 points, with p=0.051.

Patients who completed the RELIANCE trials were eligible to rollover into the long-term, open-label study, which also included subjects who had not previously participated in a REL-1017 clinical trial. This rollover study completed subject visits on July 11, 2023.

During the second half of 2023, Relmada anticipates RELIGHT, a Phase 3 clinical trial for REL-1017, as an adjunctive treatment for MDD, will commence.

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

Top-line Results -Oxycodone:

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

Top-line Results -Ketamine:

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

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Results of RELIANCE II, the second of three adjunctive MDD trials, in the first half of 2024.

●	Initiation of a new Phase III adjunctive MDD trial in mid-2023 with completion anticipated in the second half of 2024.

●	Results of RELIANCE – OLS (Long-term, Open-label) study in MDD in mid 2023.

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

In addition to the high failure rate, only two of the marketed products for depression, esketamine (marketed by Johnson and Johnson as Spravato®),an in-clinic nasal spray treatment, and dextromethorphan-bupropion (marketed by Axsome as Auvelity™), can demonstrate rapid antidepressant effects, while the other currently approved products can take two to eight weeks to show activity. The urgent need for improved, faster acting antidepressant treatments is underscored by the fact that severe depression can be life-threatening, due to heightened risk of suicide.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $51,624,530 for the six months ended June 30, 2023. At June 30, 2023, we had an accumulated deficit of $513,735,465.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially provide coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia” (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella-zoster, or herpes zoster, virus) which, upon potential NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus an additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

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

Results of Operations

For the Three Months Ended June 30, 2023 versus June 30, 2022

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)
Operating Expenses
Research and development	$13,740,205	$30,912,671	$(17,172,466)
General and administrative	12,286,521	14,599,401	(2,312,880)
Total	$26,026,726	$45,512,072	$(19,485,346)

Research and Development Expense

Research and development expense for the three months ended June 30, 2023, was approximately $13,740,200 compared to $30,912,700 for the three months ended June 30, 2022, a decrease of approximately $17,172,500. The decrease was primarily due to:

●	An increase in stock-based compensation expense of $486,200 related to options granted to employees;

●	Increase in compensation expense of $293,500 due to an increase in research and development employees and their related bonuses;

●	Decrease in study costs of $13,347,300 associated with the completion of the RELIANCE I and III in late 2022;

●	Decrease in other research expenses of $4,378,100 primarily associated with reduction of consultants, clinical research associates, and medical science liaisons contracted to assist in RELIANCE I and III that concluded in late 2022; and

●	Decrease in manufacturing and drug storage costs of $226,800.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2023, was approximately $12,286,500 compared to $14,599,400 for the three months ended June 30, 2022, a decrease of approximately $ 2,312,900. The decrease was primarily due to:

●	Increase in compensation expense of $157,400 primarily related an increase of general and administrative employees;

●	Decrease in stock-based compensation expense of $1,611,600 related to option grants to employees and key consultants; and

●	Decrease in other general and administrative expenses of $858,700 primarily due to a decrease in consulting services.

Other Income (Expense)

Interest / investment income was approximately $1,363,400 and $387,300 for the three months ended June 30, 2023 and 2022, respectively. The increase was due to higher interest rates and investment yields. Realized gain on short-term investments was approximately $0 and $24,500 for the three months ended June 30, 2023 and 2022, respectively. Unrealized loss on short-term investments was approximately $639,600 and $1,186,300 for the three months ended June 30, 2023 and 2022, respectively. Gain on settlement of fees was $6,351,600 for the three months ended June 30, 2022.

Net Loss

The net loss for the Company for the three months ended June 30, 2023 and 2022 was approximately $25,303,000 and $39,935,000, respectively. The Company had loss per share basic and diluted of $0.84 and $1.33 for the three months ended June 30, 2023 and 2022, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended June 30, 2023 and 2022, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2023 versus June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)
Operating Expenses
Research and development	$29,601,215	$55,925,524	$(26,324,309)
General and administrative	24,579,120	27,883,971	(3,304,851)
Total	$54,180,335	$83,809,495	$(29,629,160)

Research and Development Expense

Research and development expense for the six months ended June 30, 2023 was approximately $29,601,200 compared to $55,925,500 for the six months ended June 30, 2022, a decrease of approximately $26,324,300. The decrease was primarily due to:

●	An increase in stock-based compensation expense of $1,122,000;

●	Increase in compensation expense of $932,700 due to an increase in research and development employees and their related bonuses;

●	Decrease in study costs of $22,398,100 associated with the completion of RELIANCE I and III in late 2022;

●	Decrease in other research expenses of $5,371,900 primarily associated with the reduction consultants, clinical research associates, and medical science liaisons contracted to assist in the execution of our Phase 3 trials assist in RELIANCE I and III that concluded in late 2022;

●	Decrease in manufacturing and drug storage costs of $578,000; and

●	Decrease in pre-clinical and toxicology expenses of $131,000.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2023 was approximately $24,579,100 compared to $27,884,000 for the six months ended June 30, 2022, a decrease of approximately $3,304,900. The decrease was primarily due to:

●	Increase in compensation expense of $386,700 primarily related an increase of general and administrative employees and their related bonuses;

●	Decrease in stock-based compensation expense of $2,923,800 related to option grants to employees and key consultants; and

●	Decrease in other general and administrative expenses of $767,800 primarily due to a decrease in consulting services.

Other Income (Expense)

Interest / investment income was approximately $2,571,000 and $717,300 for the six months ended June 30, 2023 and 2022, respectively. The increase was due to higher interest rates and investment yields. Realized loss on short-term investments was approximately $666,700 for the six months ended June 30, 2023 compared to a realized gain of approximately $9,500 for the six months ended June 30, 2022. Unrealized gain on short-term investments was approximately $651,500 compared to an unrealized loss of approximately $2,949,600 for the six months ended June 30, 2023 and 2022, respectively. Gain on settlement of fees was $6,351,600 for the three months ended June 30, 2022.

Net Loss

The net loss for the Company for the six months ended June 30, 2023 and 2022 was approximately $51,624,500 and $79,680,800, respectively. The Company had loss per share basic and diluted of $1.72 and $2.73 for the six months ended June 30, 2023 and 2022, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2023 and 2022, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $29,778,363 for the six months ended June 30, 2023 and has an accumulated deficit of $513,735,465 from inception through June 30, 2023. At June 30, 2023, the Company had cash and cash equivalents and short term investments of $118,529,091.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash used in operating activities	$(29,778,363)	$(41,055,884)
Cash provided by (used in) investing activities	38,851,812	(10,168,188)
Cash provided by financing activities	-	44,041,499
Net increase (decrease) in cash and cash equivalents	$9,073,449	$(7,182,573)

For the six months ended June 30, 2023, cash used in operating activities was $29,778,363 primarily due to the net loss of $51,624,530 offset by non-cash stock-based compensation charges of $22,523,983. There were realized losses and unrealized gains on short-term investments of $666,708 and $651,476, respectively. In addition, there was a decrease in operating assets and liabilities of $693,048.

For the six months ended June 30, 2022, cash used in operating activities was $41,055,884 primarily due to the net loss of $79,680,751 offset by non-cash stock-based compensation charges of $24,225,697. There were realized gains and unrealized losses of $9,480 and $2,949,624, respectively. There was a gain on settlement of fees of $6,351,606. In addition, there was an increase in operating assets and liabilities of $17,810,632.

For the six months ended June 30, 2023, cash provided by investing activities was $38,851,812, due to $45,577,832 of purchases of short-term investments offset by $84,429,644 of sales of short-term investments.

For the six months ended June 30, 2022, cash used in investing activities was $10,168,188, due to $33,412,425 of purchases of short-term investments offset by $23,244,237 of sales of short-term investments.

There was no net cash provided by financing activities for the six months ended June 30, 2023.

Net cash provided by financing activities for the six months ended June 30, 2022 was $44,041,499 due to proceeds from the issuance of common stock of $42,728,599, proceeds from options exercised for common stock of $417,544, and proceeds from warrants exercised for common stock of $895,356.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2023 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2023, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2023	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)