Form 10-Q
period 2023-09-30
RELMADA THERAPEUTICS, INC.
filed 2023-11-08
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, there were 30,099,203 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30,	As of
	2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,698,599	$5,395,905
Short-term investments	99,568,502	142,926,781
Other receivables	-	512,432
Prepaid expenses	2,834,037	4,035,186
Total current assets	109,101,138	152,870,304
Other assets	47,715	34,875
Total assets	$109,148,853	$152,905,179

Commitments and Contingencies (See Note 6)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,856,752	$5,261,936
Accrued expenses	5,565,466	7,206,941
Total current liabilities	8,422,218	12,468,877

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,099,203 shares issued and outstanding	30,099	30,099
Additional paid-in capital	636,434,059	602,517,138
Accumulated deficit	(535,737,523)	(462,110,935)
Total stockholders’ equity	100,726,635	140,436,302
Total liabilities and stockholders’ equity	$109,148,853	$152,905,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$10,454,072	$30,529,108	$40,055,287	$86,454,632
General and administrative	12,238,566	8,208,053	36,817,686	36,092,024
Total operating expenses	22,692,638	38,737,161	76,872,973	122,546,656

Loss from operations	(22,692,638)	(38,737,161)	(76,872,973)	(122,546,656)

Other (expenses) income:
Gain on settlement of fees	-	-	-	6,351,606
Interest/investment income, net	1,321,441	827,614	3,892,478	1,544,898
Realized loss on short-term investments	(51,714)	(561,648)	(718,422)	(552,171)
Unrealized (loss) gain on short-term investments	(579,147)	(947,512)	72,329	(3,897,135)

Total other (expense) income – net	690,580	(681,546)	3,246,385	3,447,198

Net loss	$(22,002,058)	$(39,418,707)	$(73,626,588)	$(119,099,458)

Loss per common share – basic and diluted	$(0.73)	$(1.31)	$(2.45)	$(4.04)

Weighted average number of common shares outstanding – basic and diluted	30,099,203	30,063,735	30,099,203	29,470,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock-based compensation	-	-	11,354,466	-	11,354,466
Net loss	-	-	-	(26,321,576)	(26,321,576)
Balance – March 31, 2023	30,099,203	30,099	613,871,604	(488,432,511)	125,469,192
Stock-based compensation	-	-	11,169,517	-	11,169,517
Net loss	-	-	-	(25,302,954)	(25,302,954)
Balance – June 30, 2023	30,099,203	30,099	625,041,121	(513,735,465)	111,335,755
Stock-based compensation	-	-	11,392,938	-	11,392,938
Net loss	-	-	-	(22,002,058)	(22,002,058)
Balance – September 30, 2023	30,099,203	$30,099	$636,434,059	$(535,737,523)	$100,726,635

	Three and Nine months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock-based compensation	-	-	11,930,681	-	11,930,681
ATM offering, net	1,609,343	1,610	29,581,932	-	29,583,542
Warrant exercised for cash	33,334	33	299,973	-	300,006
Options exercised for cash	20,000	20	64,780	-	64,800
Net loss	-	-	-	(39,745,783)	(39,745,783)
Balance – March 31, 2022	29,402,824	29,403	555,181,624	(344,812,895)	210,398,132
Stock-based compensation	-	-	12,295,016	-	12,295,016
Warrant exercised for cash	91,058	91	595,259	-	595,350
Options exercised for cash	45,812	46	352,698	-	352,744
ATM offering, net of offering costs	484,900	485	13,144,572	-	13,145,057
Net loss	-	-	-	(39,934,968)	(39,934,968)
Balance – June 30, 2022	30,024,594	30,025	581,569,169	(384,747,863)	196,851,331
Stock-based compensation	-	-	8,343,139	-	8,343,139
Warrant exercised for cash	51,527	51	332,865	-	332,916
Options exercised for cash	17,886	18	286,158	-	286,176
Share exchange – Pre-funded warrants, net of fees	(1,452,016)	(1,452)	(48,548)	-	(50,000)
Net loss	-	-	-	(39,418,707)	(39,418,707)
Balance – September 30, 2022	28,641,991	$28,642	$590,482,783	$(424,166,570)	$166,344,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(73,626,588)	$(119,099,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,916,921	32,568,836
Realized loss on short-term investments	718,422	552,171
Unrealized (gain) loss on short-term investments	(72,329)	3,897,135
Change in operating assets and liabilities:
Lease payment receivable	-	86,377
Other receivable	512,432	-
Prepaid expenses and other assets	1,188,309	8,359,994
Accounts payable	(2,405,184)	(766,661)
Accrued expenses	(1,641,475)	6,482,889
Net cash used in operating activities	(41,409,492)	(67,918,717)

Cash flows from investing activities
Purchase of short-term investments	(57,151,963)	(38,993,173)
Sale of short-term investments	99,864,149	60,382,229
Net cash provided by investing activities	42,712,186	21,389,056

Cash flows from financing activities
Payment of fees for warrants issued for common stock	-	(50,000)
Proceeds from issuance of common stock – net	-	42,728,599
Proceeds from options exercised for common stock	-	703,720
Proceeds from warrants exercised for common stock	-	1,228,272
Net cash provided by financing activities	-	44,610,591

Net increase /(decrease) in cash and cash equivalents	1,302,694	(1,919,070)
Cash and cash equivalents at beginning of the period	5,395,905	44,443,439
Cash and cash equivalents at end of the period	$6,698,599	42,524,369

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Share exchange for Pre-funded warrants	$-	$1,452

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $41,409,492 for the nine months ended September 30, 2023 and has an accumulated deficit of $535,737,523 from inception through September 30, 2023.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents balance of $6,698,599 at September 30, 2023 at these institutions exceed the federally insured limits.

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

Short-term investments at September 30, 2023 consisted of mutual funds with a fair value of $99,568,502.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price), in an orderly transaction between market participants at the reporting date. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company’s short-term investment instruments of $99,568,502 at September 30, 2023 consist of mutual funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the unaudited condensed consolidated statement of operations under other (expenses) income. The Company recorded an unrealized loss of $579,147 for the three months ended September 30, 2023 and an unrealized gain of $72,329 included in other (expenses) income for the nine months ended September 30, 2023. The Company recorded unrealized loss of $947,512 and $3,897,135 included in other (expenses) income for the three and nine months ended September 30, 2022, respectively.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2023 and December 31, 2022, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2023 and December 31, 2022. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the nine months ended September 30, 2023 and 2022, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2023	September 30, 2022
Stock options	12,455,568	10,719,424
Common stock warrants	3,027,441	4,484,874
Total	15,483,009	15,204,298

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2023	December 31, 2022
Insurance	$445,100	$313,200
Research and Development	2,185,900	3,619,800
Other	203,000	102,200
Total	$2,834,000	$4,035,200

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2023	December 31, 2022
Research and development	$3,860,700	$5,809,800
Professional fees	174,900	116,500
Accrued bonus	1,106,900	492,100
Accrued vacation	355,900	529,800
Other	67,100	258,700
Total	$5,565,500	$7,206,900

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2023, no shares of common stock were issued.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of September 30, 2023, no shares have been issued under this agreement.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2023, 597,374 shares were available for future grants under the 2014 or 2021 Plan.

As of September 30, 2023, no stock appreciation rights have been issued.

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

From January 1, 2023 through September 30, 2023, 690,000 options were issued to various consultants and employees with an exercise price ranging from $2.28 to $4.30 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $2.1 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.43 – 4.44% (2) expected life of 6.25 years, (3) expected volatility of 113.3 – 115.6%, and (4) zero expected dividends.

On September 5, 2023, Dr. Eric Schmidt, a member of the Board of Directors (the “Board”), notified the Company that he would resign from the Board, effective immediately. On September 22, 2023, the Board voted and approved that all of Dr. Schmidt’s unvested options would vest immediately and be exercisable through the original term of the respective grants. In addition, the Board approved the extension of the exercise period for the options which were vested on September 5, 2023 from 90 days to the original term of the respective options. As a result of the modifications, the Company recorded approximately $1.2 million of stock-based compensation during the quarter ended September 30, 2023.

At September 30, 2023, the Company has unrecognized stock-based compensation expense of approximately $61.2 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.33 years.

Options

A summary of the changes in options during the nine months ended September 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2022	12,122,606	$18.19	8.5	$417,998
Granted	690,000	$3.52	9.33	$14,600
Forfeited	(191,099)	$-	-	$-
Cancelled	(165,939)	$-	-	$-
Outstanding at September 30, 2023	12,455,568	$17.20	7.86	$14,600
Options exercisable at September 30, 2023	6,559,124	$20.36	7.17	$-

Warrants

A summary of the changes in outstanding warrants during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	3,027,441	$15.24
Granted	-	$-
Exercised	-	$-
Outstanding at September 30, 2023	3,027,441	$15.24
Warrants vested at September 30, 2023	2,853,816	$16.08

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

At September 30, 2023, the Company had approximately $3.95 million of unrecognized compensation expense related to outstanding warrants.

At September 30, 2023, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (rounded to nearest $00):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Research and development	$5,463,100	$5,674,600
General and administrative	28,453,800	26,894,200
Total	$33,916,900	$32,568,800

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2023, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, the Company entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of September 30, 2023, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

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

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022 and 2023 with monthly rent of approximately $9,000 and $7,000 respectively. Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $14,500 that expires on December 31, 2023. In accordance with ASC 842, Leases, the Company recognizes rent expense evenly over the 12 months. For the nine months ended September 30, 2023 and 2022, the Company recognized lease expense of approximately $213,500 and $87,100, respectively.

On June 8, 2017, the Company entered into an agreement with Actinium Pharmaceuticals, Inc. Pursuant to the terms of the agreement, Actinium licensed the furniture, fixtures, equipment and tenant improvements located in its office (FFE) for a license fee of $7,529 per month until December 8, 2022. On July 7, 2022, Actinium exercised its right to purchase the FFE for $52,698. The license of FFE qualified as a sales type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of September 30, 2023 and 2022 there was no unearned interest income.

NOTE 7 – OTHER POST-RETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $118,800 and $87,900 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 8 – SUBSEQUENT EVENTS

None.

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

Our lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. On October 15, 2019 we reported top-line data from study REL-1017-202. During late 2022, we announced RELIANCE I and III did not achieve their primary endpoints. Relmada has completed its long term, open label study and plans to complete two additional adjunctive Phase 3 trials (RELIANCE II and RELIGHT).

Relmada also intends, in 2024, to enter human studies of its proprietary, non-psychedelic/low dose modified-release formulation of psilocybin for metabolic indications.

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

On December 7, 2022, Relmada announced that its RELIANCE I study, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm (n= 113) showed a MADRS reduction of 15.1 points at Day 28 versus 12.9 points for the placebo arm (n=114), which is a clinically meaningful difference of 2.2 points on the MADRS. The study also showed a nominally statistically significant difference in the response rate, with a response rate of 39.8% in the REL-1017 arm vs 27.2% in the placebo arm (p<0.05). Additionally, in a prespecified protocol analysis, the REL-1017 treatment arm (n=101) showed a MADRS reduction of 15.6 points at Day 28 versus 12.5 points for the placebo arm (n=97), a difference of 3.1 points, with p=0.051.

Patients who completed the RELIANCE trials were eligible to rollover into the long-term, open-label study, which also included subjects who had not previously participated in a REL-1017 clinical trial. This rollover study completed subject visits on July 11, 2023.

On August 23, 2023, Relmada announced the dosing of the first patient in RELIGHT, a Phase 3 clinical trial for REL-1017, as an adjunctive treatment for MDD.

On September 20, 2023, Relmada announced efficacy results for the de novo (or new to treatment) patients (204 patients) and safety results for all subjects (627 patients) from the Phase 3, long-term, open-label, registrational trial (Study 310) of REL-1017 in patients with Major Depressive Disorder (MDD). Patients treated daily with REL-1017 for up to one year experienced rapid, clinically meaningful, and sustained improvements in depressive symptoms and associated functional impairment. REL-1017 was well-tolerated with long-term dosing, showing low rates of adverse events and discontinuations due to adverse events. No new safety signals were detected.

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

Psilocybin Program:

On October 11, 2023, Relmada announced that it intends to enter human studies of its proprietary, non-psychedelic/low dose modified-release formulation of psilocybin for metabolic indications. The Company plans to commence a single-ascending dose Phase 1 trial in obese patients with steatotic liver disease in early 2024 to define the pharmacokinetic, safety and tolerability profile of Relmada's modified-release psilocybin formulation in this population, followed by a Phase 2a trial in the same patient population to establish clinical proof-of-concept.

Pre-clinical data in a rodent model of metabolic dysfunction-associated steatotic liver disease (MASLD) demonstrated beneficial effects of non-psychedelic/low dose psilocybin on multiple metabolic parameters, including reduced hepatic steatosis, reduced body weight gain, and fasting blood glucose levels.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12-18 months. These include:

●	Complete enrollment in ongoing RELIANCE II, which is planned to enroll approximately 300 patients, in the first half of 2024.

●	Complete enrollment in new Relight study, which is planned to enroll approximately 300 patients, in the second half of 2024.

●	Initiate Phase I trial of non-psychedelic/low dose modified-release formulation of psilocybin in early 2024.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

While our current strategy is to focus on the further development of esmethadone as an adjunctive treatment of MDD, we may in the future re-commence testing of esmethadone as a monotherapy for MDD. In addition, we are evaluating other indications that Relmada may explore in the future, including restless leg syndrome and other glutamatergic system activation related diseases.

Psilocybin Program

Relmada acquired the development and commercial rights to a novel psilocybin and derivative program from Arbormentis LLC in July of 2021. The original focus of the program was limited to neurodegenerative diseases. Psilocybin has neuroplastogen™ effects that have the potential to ameliorate the consequences of multiple neurodegenerative conditions. The pleiotropic metabolic effects of low-dose psilocybin were discovered while studying its neuroplastogen™ potential in a rodent model deficient in neurogenesis – obese rodents maintained on a high fructose, high fat diet (HFHFD). Specifically, in a rodent model of metabolic dysfunction-associated steatotic liver disease (MASLD), beneficial effects of non-psychedelic/low dose psilocybin were observed on multiple metabolic parameters, including reduced hepatic steatosis, reduced body weight gain, and fasting blood glucose levels.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases. We are also developing a novel non-psychedelic/low dose psilocybin for the treatment of metabolic indications.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of $73,626,588 for the nine months ended September 30, 2023. At September 30, 2023, we had an accumulated deficit of $535,737,523.

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

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially provide coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia" (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella zoster, or herpes zoster, virus) which, upon potential NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our actual and prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) plus an additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in the second of three Phase 3 trials for the adjunctive treatment of MDD.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial with the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications for esmethadone in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Substantial esmethadone IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

●

Portfolio diversification with the development of a novel non-psychedelic/low dose psilocybin for the treatment of metabolic indications. This program is expected to enter human studies, to define its pharmacokinetic, safety and tolerability profile, in early 2024.

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

Results of Operations

For the Three Months Ended September 30, 2023 versus September 30, 2022

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)
Operating Expenses
Research and development	$10,454,072	$30,529,108	$(20,075,036)
General and administrative	12,238,566	8,208,053	4,030,513
Total	$22,692,638	$38,737,161	$(16,044,523)

Research and Development Expense

Research and development expense for the three months ended September 30, 2023 was approximately $10,454,100 compared to $30,529,100 for the three months ended September 30, 2022, a decrease of approximately $20,075,000. The decrease was primarily due to:

●	Decrease in study costs of $12,875,800 associated with the completion of the RELIANCE I and III in late 2022;

●	Decrease in other research expenses of $6,137,200 primarily associated with the reduction of consultants contracted to assist in RELIANCE I and III that concluded in late 2022;

●	Decrease in stock-based compensation expense of $1,433,500;

●	Increase in compensation expense of $208,300 due to an increase in research and development employees and their related bonus; and

●	Increase in manufacturing and drug storage costs of $163,200.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2023 was approximately $12,238,600 compared to $8,208,100 for the three months ended September 30, 2022, an increase of approximately $4,030,500. The increase was primarily due to:

●	Increase in stock-based compensation expense of $4,483,200;

●	Increase in compensation expense of $29,100 related to an increase of general and administrative employees and their related bonuses; and

●	Decrease in other general and administrative expenses of $481,800 primarily due to a decrease in consulting services.

Other Income (Expense)

Interest / investment income was approximately $1,321,400 and $827,600 for the three months ended September 30, 2023 and 2022, respectively. The increase was due to higher interest rates and investment yields. Realized loss on short-term investments was approximately $51,700 and $561,600 for the three months ended September 30, 2023 and 2022, respectively. Unrealized loss on short-term investments was approximately $579,100 and $947,500 for the three months ended September 30, 2023 and 2022, respectively. Gain on settlement of fees was $6,351,600 for the three months ended September 30, 2022.

Net Loss

The net loss for the Company for the three months ended September 30, 2023 and 2022 was approximately $22,002,100 and $39,418,700 respectively. The Company had loss per share, basic and diluted of $0.73 and $1.31 for the three months ended September 30, 2023 and 2022, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2023 and 2022, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Nine Months Ended September 30, 2023 versus September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)
Operating Expenses
Research and development	$40,055,287	$86,454,632	$(46,399,345)
General and administrative	36,817,686	36,092,024	725,662
Total	$76,872,973	$122,546,656	$(45,673,683)

Research and Development Expense

Research and development expense for the nine months ended September 30, 2023 was approximately $40,055,300 compared to $86,454,600 for the nine months ended September 30, 2022, a decrease of approximately $46,399,300. The decrease was primarily driven by:

●	Decrease in study costs of $35,273,800 associated with the completion of RELIANCE I and III in late 2022;

●	Decrease in other research expenses of $11,640,300 primarily associated with the reduction of consultants contracted to assist in the execution of RELIANCE I and III that concluded in late 2022;

●	Decrease in manufacturing and drug storage costs of $414,700;

●	Decrease in stock-based compensation expense of $211,500; and

●	Increase in compensation expense of $1,141,000 due to an increase in research and development employees and their related bonuses.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2023 was approximately $36,817,700 compared to $36,092,000 for the nine months ended September 30, 2022, an increase of approximately $725,700. The increase was primarily due to:

●	Increase in stock-based compensation expense of $1,559,500 primarily related to options granted to employees and key consultants;

●	Increase in compensation expense of $415,800 related to an increase of general and administrative employees and their related bonuses; and

●	Decrease in other general and administrative expenses of $1,249,600 primarily due to a decrease in consulting services.

Other Income (Expense)

Interest / investment income was approximately $3,892,500 and $1,544,900 for the nine months ended September 30, 2023 and 2022, respectively. Realized loss on short-term investments was approximately $718,400 and $552,200 for the nine months ended September 30, 2023 and 2022, respectively. Unrealized gain on short-term investments was approximately $72,300 and unrealized loss on short-term investments was approximately $3,897,100 for the nine months ended September 30, 2023 and 2022, respectively. Gain on settlement fees was $6,351,600 for the nine months ended September 30, 2022.

Net Loss

The net loss for the Company for the nine months ended September 30, 2023 and 2022 was approximately $73,626,600 and $119,099,500 respectively. The Company had loss per share, basic and diluted of $2.45 and $4.04 for the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2023 and 2022, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $41,409,492 for the nine months ended September 30, 2023 and has an accumulated deficit of $535,737,523 from inception through September 30, 2023. At September 30, 2023 the Company had cash and cash equivalents, and short-term investments of $106,267,101.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash used in operating activities	$(41,409,492)	$(67,918,717)
Cash provided by investing activities	42,712,186	21,389,056
Cash provided by financing activities	-	44,610,591
Net increase/(decrease) in cash and cash equivalents	$1,302,694	(1,919,070)

For the nine months ended September 30, 2023, cash used in operating activities was $41,409,492 primarily due to the net loss of $73,626,588 offset by non-cash stock-based compensation charges of $33,916,921. There were realized losses and unrealized gains on short-term investments of $718,422 and $72,329, respectively. In addition, there was a decrease in operating assets and liabilities of $2,345,918.

For the nine months ended September 30, 2022, cash used in operating activities was $67,918,717 primarily due to the net loss of $119,099,458 offset by non-cash stock-based compensation charges of $32,568,836. There were realized and unrealized losses on short-term investments of $552,171 and $3,897,135, respectively. In addition, there was an increase in operating assets and liabilities of $14,162,599.

For the nine months ended September 30, 2023, cash provided by investing activities was $42,712,186 due to $57,151,963 of purchases of short-term investments offset by $99,864,149 of sales of short-term investments.

For the nine months ended September 30, 2022, cash provided by investing activities was $21,389,056 due to $38,996,173 of purchases of short-term investments offset by $60,382,229 of sales of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2023 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2023, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2023	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)