Form 10-K
period 2023-12-31
RELMADA THERAPEUTICS, INC.
filed 2024-03-19
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $72,952,616, based on the closing price on that date as reported on the NASDAQ.

As of March 15, 2024, there were 30,174,202 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Our lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. On October 15, 2019, we reported top-line data from study REL-1017-202. During late 2022, we announced RELIANCE I and III, both Phase 3 trials, did not achieve their primary endpoints. Relmada has completed its long term, open label study and plans to complete two additional ongoing adjunctive Phase 3 trials (RELIANCE II and RELIGHT).

Relmada also intends, in 2024, to enter human studies of its proprietary, modified-release formulation of psilocybin (REL-P11) in doses that we believe are lower than those associated with psychedelic effects for metabolic indications.

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

In addition, on October 4, 2021, Relmada announced that in order to support potential regulatory submissions seeking approval for REL-1017 as adjunctive and monotherapy treatment, the Food and Drug Administration (FDA) confirmed that, based on what was known at the time, Relmada would not be required to conduct a two-year carcinogenicity study of REL-1017, as sufficient clinical data had been generated to date. The FDA also confirmed that Relmada would not need to conduct a TQT cardiac study in humans to support cardiac safety in potential regulatory submissions for REL-1017, as the data already provided and the data to be generated by the Phase 3 program would be adequate to evaluate the cardiac safety profile of REL-1017.

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

On December 7, 2022, Relmada announced that its RELIANCE I study, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm (n= 113) showed a MADRS reduction of 15.1 points at Day 28 versus 12.9 points for the placebo arm (n=114), which is a clinically meaningful difference of 2.3 points on the MADRS. The study also showed a nominally statistically significant difference in the response rate, with a response rate of 39.8% in the REL-1017 arm vs 27.2% in the placebo arm (p<0.05). Additionally, in a prespecified per protocol population analysis, the REL-1017 treatment arm (n=101) showed a MADRS reduction of 15.6 points at Day 28 versus 12.5 points for the placebo arm (n=97), a difference of 3.1 points, with nominal p=0.051.

Patients who completed the RELIANCE trials were eligible to rollover into the long-term, open-label study, Study 310, which also included subjects who had not previously participated in a REL-1017 clinical trial. This rollover study completed subject visits on July 11, 2023. On September 20, 2023, Relmada announced efficacy results for the de novo (or new to treatment) patients (204 patients) and safety results for all subjects (627 patients) from Study 310 of REL-1017 in patients with MDD. Patients treated daily with REL-1017 for up to one year experienced rapid, clinically meaningful, and sustained improvements in depressive symptoms and associated functional impairment. REL-1017 was well-tolerated with long-term dosing, showing low rates of adverse events and discontinuations due to adverse events.  The most commonly reported adverse events deemed to be treatment-related all occurred included headache, nausea and dizziness. No new safety signals were detected.

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

Psilocybin Program (REL-P11):

On October 11, 2023, Relmada announced that it intends to enter human studies of its proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications in doses that we believe are lower than those associated with psychedelic effects. The Company plans to commence a single-ascending dose Phase 1 trial in obese patients in the first half of 2024 to define the pharmacokinetic, safety and tolerability profile of Relmada’s modified-release psilocybin formulation (REL-P11) in this population, followed by a Phase 2a trial to establish clinical proof-of-concept.

Pre-clinical data in a rodent model of metabolic dysfunction-associated steatotic liver disease (MASLD) demonstrated beneficial effects of psilocybin, on multiple metabolic parameters, including reduced hepatic steatosis, reduced body weight gain, and fasting blood glucose levels.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	Complete enrollment in the ongoing RELIANCE II study, which is planned to enroll approximately 300 patients, with top-line data in the second half of 2024.

●	Complete enrollment in the RELIGHT study (study 304), which is planned to enroll approximately 300 patients, by the end of 2024.

●	Initiate Phase 1 trial in obese patients with the modified-release formulation of psilocybin (REL-P11) in the first half of 2024.

Our Development Program

Esmethadone (d-Methadone, dextromethadone, REL-1017) as a treatment for MDD

Background

In 2021, the National Institute of Mental Health (NIMH) estimated that 21.0 million adults aged 18 or older in the United States had at least one major depressive episode in the past year. According to data from nationally representative surveys supported by NIMH, about 61% of adult Americans diagnosed with major depression received treatment in 2021. Of those receiving treatment with as many as four different standard antidepressants, 33% of drug-treated depression patients do not achieve adequate therapeutic benefits according to the Sequenced Treatment Alternatives to Relieve Depression (STAR*D) trial published in the American Journal of Psychiatry.

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

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

While our current strategy is currently to focus on the further development of esmethadone as an adjunctive treatment for MDD, we are evaluating other indications that Relmada may explore in the future, including restless leg syndrome and other glutamatergic system activation related diseases.

Psilocybin Program

Relmada acquired the development and commercial rights to a novel psilocybin and derivative program from Arbormentis LLC in July of 2021. The original focus of the program was limited to neurodegenerative diseases. Psilocybin has neuroplastogen™ effects that have the potential to ameliorate the consequences of multiple neurodegenerative conditions. The pleiotropic metabolic effects of low-dose psilocybin were discovered while studying its neuroplastogen™ potential in a rodent model deficient in neurogenesis – obese rodents maintained on a high fructose, high fat diet (HFHFD). Specifically, in a rodent model of metabolic dysfunction-associated steatotic liver disease (MASLD), beneficial effects of psilocybin were observed on multiple metabolic parameters, including reduced hepatic steatosis, reduced body weight gain, and fasting blood glucose levels.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of depression and other CNS diseases. We are also developing a novel modified release formulation of psilocybin for the treatment of metabolic indications.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $98,791,700 and $157,043,800 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had an accumulated deficit of approximately $560,902,700.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), ZURZUVANETM (Sage), Spravato® (Johnson & Johnson) and AuvelityTM (Axsome).

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially provide coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia” (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella-zoster, or herpes zoster, virus) which, upon potential NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) and may be eligible for an additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Esmethadone License Agreement

As a result of a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2023, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2023, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Wonpung License Agreement

In 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 19, 2024, no discussions are active between the Company and Wonpung.

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

Psilocybin License Agreement

In July 2021, we executed a License Agreement with Arbormentis, LLC which gives us the development and commercial rights to a novel psilocybin and derivate program. Under the terms of the agreement, we paid Arbormentis, LLC an up-front fee of $12.7 million consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC is also eligible to receive a low single digit percentage royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by us but is perpetual and not terminable by the licensor absent material breach of its terms by us. We will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological, psychiatric and metabolic disorders. We will leverage Arbormentis’ understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Importantly, neuroplasticity also plays a key role in the activity of REL-1017, Relmada’s lead program. Dr. Paolo Manfredi, our Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, Safety/Adjudication Officer, are among the scientists affiliated with Arbormentis, LLC.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in two Phase 3 trials for the adjunctive treatment of MDD (RELIANCE II and RELIGHT) that build on the knowledge gleaned from RELIANCE I, which did not meet its primary endpoint.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial with the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Substantial esmethadone IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

●	Portfolio diversification with the development of a novel psilocybin (REL-P11) for the treatment of metabolic indications. This program is expected to enter human studies, to define its pharmacokinetic, safety and tolerability profile, in first half of 2024.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

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

FDA may not permit a clinical trial to begin, or may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, FDA requires two adequate and well-controlled Phase 3 clinical trials, each convincing on its own, to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, such as (i) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (ii) when in conjunction with other confirmatory evidence.

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

Orphan Drugs

Under the Orphan Drug Act, FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition – generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for the active ingredient in that product, for that indication. During the seven-year exclusivity period, FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the NDA application user fee.

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

FDA strictly regulates marketing, labeling, advertising and promotion of drugs that are placed on the market. Advertising and promotion of drugs must be in compliance with the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

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

Exclusivity

Upon NDA approval of a NCE such as esmethadone, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the period of exclusivity.

In the case of a non-racemic drug containing as an active ingredient a single enantiomer that is contained in a racemic drug approved in another NDA, the applicant for the non-racemic drug may elect, in the NDA, to have the single enantiomer not be considered the same active ingredient as that contained in the approved racemic drug and therefore eligible for NCE exclusivity, if certain conditions are met. These conditions include: (1) the single enantiomer has not been previously approved except in the approved racemic drug, (2) the NDA for the non-racemic drug includes full reports of new clinical investigations necessary for the approval of the product conducted or sponsored by the applicant and not submitted for approval of the racemic drug, and (3) the NDA for the non-racemic drug is not submitted for approval of a condition of use in a therapeutic category in which the approved racemic drug has been approved or for which any other enantiomer of the racemic drug has been approved. In addition, FDA will not approve the non-racemic drug for any condition of use in the therapeutic category in which the racemic drug has been approved for a period of 10 years after approval of the racemic drug, and the labeling of the non-racemic drug will include a statement in the indication that the non-racemic drug is not approved, and has not been shown to be safe and effective, for any condition of use of the racemic drug. The applicant for the non-racemic drug may make this election only in an application submitted before October 1, 2027.

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

Esmethadone is the single isomer of methadone, is currently classified as a Schedule II substance, and psilocybin is currently classified as a Schedule I substance. Any Schedule I substance, such as psilocybin, that is FDA-approved for marketing in the United States will need to be rescheduled from Schedule I to Schedule II-V by the DEA before it can be commercially marketed, distributed, and sold. Rescheduling is dependent on FDA approval and the FDA must make a recommendation to the DEA on the appropriate schedule. The DEA must conduct notice and comment rulemaking to reschedule any controlled substance. Such action is subject to public comment and potential requests for an administrative hearing objecting to, or supporting, any such action. In addition, because each state has its own statutory and regulatory requirements related to controlled substances, each state or jurisdiction must also take appropriate administrative or legislative action to reschedule a controlled substance within that state based on federal rescheduling.

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

The CSA and DEA regulations impose certain security, recordkeeping and reporting requirements on DEA registrants. The DEA conducts cyclic inspections of manufacturers, distributors, importers, and exporters to review compliance with these requirements. CSA and DEA regulations including security, record keeping and reporting prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled by the registrant. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. For example, manufacturers and distributors must store Schedule I and II drugs in secure vault with specific structural requirements. Other physical security requirements that apply to all controlled substances include safes and cages, and the use of alarm systems and surveillance cameras. Regulations also require that registrants restrict employee access to controlled substances. Once registered, manufacturing, distribution, exporting or importing facilities must maintain records documenting the manufacture, receipt, distribution, import, or export of all controlled substances. Manufacturers and distributors must also submit regular reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and certain other designated substances. All DEA registrants must report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import or export of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. DEA conducts cyclic inspections to determine whether registrants are complying with these requirements.

Practitioners such as pharmacies and physicians, as well as other types of entities that handle controlled substances, such as researchers and analytical laboratories, are also subject to DEA registration, recordkeeping, reporting, and security requirements on the receipt, storage, and dispensing of controlled substances.

The DEA also established annual aggregate quotas for manufacturing of certain controlled substances and companies are subject to quarterly individual manufacturing and procurement quotas. The DEA establishes annually an aggregate production quota for the amount of substances within Schedules I and II and certain Schedule III substances, that may be produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The aggregate quota for each controlled substance is allocated among the various individual bulk manufacturers through an application process. Manufacturers of dosage forms are also subject to procurement quotas to obtain the bulk active pharmaceutical ingredients to make finished drugs. Manufacturers may not exceed the manufacturing or procurement quota granted in a given quarter or year. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion concerning whether or not to make such adjustments.

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

The United States and the majority of countries are signatories to the United Nations (UN) international drug control treaties which dictate certain scheduling, licensing, restrictions and other requirements involving controlled substances. Because psilocybin is classified as a Schedule I controlled substance under the UN Convention on Psychotropic Substances, 1971 most countries maintain laws and regulations comparable to those in the United Stated related to methadone, psilocybin and other controlled substances.

Other Healthcare Laws

In the United States, biotechnology company activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare& Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (HHS) (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier.

Further, pursuant to the federal Physician Payment Sunshine Act, CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and new high-cost drug introductions. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws may face civil penalties.

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises of any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. On January 1, 2023, the California Privacy Rights Act (CPRA), which substantially amends the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks.

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which, among other things, allows the HHS to directly negotiate the selling price of statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the IRA extends enhanced subsidies for individuals purchasing health insurance coverage in Patient Protection and Affordable Care Act (ACA) marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Human Capital

As of December 31, 2023, we had a total of 20 employees. We understand people are our greatest asset and that our innovation and operational excellence are ultimately noted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.

Inclusion & Diversity

Inclusion and diversity is a focus of our corporate human capital strategy. By embracing inclusion and diversity, we enhance our work environment and drive business success. We endeavor to create a culture of inclusion in which our employees feel empowered to bring their full, authentic selves to work and pursue their professional goals in a setting of equality. Fostering such a culture welcomes different perspectives and generates innovation and growth. We honor the diversity of our employees—in gender, race/ethnicity, age, gender identity, sexual orientation, socio-economic status, language, nationality, abilities and life experiences. As of December 31, 2023, our employee population was approximately 60% female.

Total Rewards and Employee Engagement

We maintain a competitive compensation and benefits package including incentive compensation tied to both company and individual performance, and retirement benefits. Our performance-based compensation strategy is designed to recognize and reward employees for their contribution to our success, and we strive to provide strong, equitable incentives for performance. Compensation is comprised of two elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; and an annual bonus, which is a cash award determined based on a combination of individual and company performance during the period to which the bonus relates. We seek to determine compensation on the basis of merit and without regard to demographic characteristics. During 2023, we employed a third-party consultant to assist us in evaluating our pay practices. In conducting this exercise, we found no meaningful difference in compensation based upon gender, race or any other defining characteristic examined.

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

Risks related to our business

Business risks include risks associated with our products and regulatory approval, licensing agreements, historical losses, managing growth, and acquisitions. In general, the risks related to our business can cause variability in the future profits of the Company.

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

Risk Factors Discussion

Risks Related to Our Business

Our business depends on the success of esmethadone (d-methadone, dextromethadone, REL-1017), our only product candidate currently in clinical development, which is in a pivotal clinical trial for the adjunctive treatment of MDD. If we are unable to obtain regulatory approval for and successfully commercialize REL-1017 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been esmethadone (d-methadone, dextromethadone, REL-1017) for the adjunctive treatment of patients with MDD. Currently, esmethadone is our only product candidate under clinical development. We intend, in 2024, to enter human studies of our proprietary, low dose modified-release formulation of psilocybin (REL-P11) for metabolic indications, but there can be no assurance that such studies will be commenced or completed. This may make an investment in our Company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a setback of a lead candidate. Successful continued development and ultimate regulatory approval of esmethadone for the adjunctive treatment of MDD or other indications is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of esmethadone. If we cannot successfully develop, obtain regulatory approval for and commercialize esmethadone, we may not be able to continue our operations. The future regulatory and commercial success of esmethadone is subject to a number of risks, including the following:

●	we may not be able to obtain adequate evidence from clinical trials to support the efficacy and safety for esmethadone for the adjunctive treatment of MDD or other indications;

●	we may not be able to demonstrate that the benefits of esmethadone for the adjunctive treatment of MDD or other indications outweigh the risks;

●	in our clinical trials for esmethadone, enrollment may be slower than anticipated and we may need additional clinical trial sites than originally planned, which could delay our clinical trial progress;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;

●	patients in our clinical trials may suffer serious adverse effects for reasons that may or may not be related to esmethadone, which could delay or prevent further clinical development;

●	the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require in pivotal clinical trials with respect to the adjunctive treatment of MDD or any other indication for the approval of esmethadone;

●	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our preclinical studies and Phase 1 and 2 clinical trials;

●	we cannot be certain of the number and type of clinical trials and preclinical or toxicology studies that the FDA or other regulatory agencies will require in order to approve esmethadone for the adjunctive treatment of MDD or any other indication;

●	we may not have sufficient financial and other resources to complete the necessary clinical trials for esmethadone, including, but not limited to, the clinical trials needed to obtain drug approval;

●	if approved for the adjunctive treatment of MDD, esmethadone will likely compete with products that may reach approval prior to esmethadone, products that are currently approved for the adjunctive treatment of MDD and the off-label use of currently marketed products for MDD; and

●	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Esmethadone, psilocybin and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval, if at all, from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as esmethadone, may not prove to be safe and effective in clinical trials. We have limited experience as a company in conducting later stage clinical trials required to obtain regulatory approval. We may be unable, if at all, to conduct future clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience as a company designing clinical trials, we may be unable to design and execute clinical trials to support regulatory approval.

There is a high failure rate for drugs and biological products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of esmethadone, psilocybin or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Owing in part to the complexity of biological pathways, esmethadone, psilocybin or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. Our Phase 2 clinical study of REL-1017 involved a small population of subjects with MDD, and, because of the small sample size in such trial, the results of this clinical trial may be subject to substantial variability and may not be indicative of either future top-line results or final results. In addition, results from open-label trials, such as our open-label trial of REL-1017, may not predict results in placebo-controlled trials for a number of reasons, including biases that may exaggerate therapeutic effect. On October 13, 2022, we announced that the RELIANCE III study, evaluating REL-1017 in the monotherapy setting for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the MADRS on Day 28. On December 7, 2022, we announced that the RELIANCE I study, evaluating REL-1017 in the adjunctive setting for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the MADRS on Day 28. With these findings, even if RELIANCE II, RELIGHT, or any additional Phase 3 studies achieve their primary endpoints, we may not have sufficient evidence to demonstrate the efficacy of REL-1017 as an adjunctive treatment of MDD. If we are unable to successfully demonstrate the safety and efficacy of esmethadone, psilocybin or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

Even if we do receive regulatory approval to market esmethadone, psilocybin or other future product candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize esmethadone, psilocybin or other future product candidates. If we or any of our future development collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize esmethadone, psilocybin or other future product candidates, we may not be able to generate sufficient revenue to continue our business.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $560.9 million at December 31, 2023. The Company had cash, cash equivalents and short-term investments of approximately $96.3 million at December 31, 2023. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

As of December 31, 2023, we had Federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $100,077,000, $15,016,000 and $14,998,000, respectively, which begin expiring in 2027, 2032 and 2032, respectively. Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income in the year. It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of stock offerings or as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not completed an analysis to determine whether any such limitations have been triggered. If any were determined to be triggered, our ability to use our current NOLs and other pre-change tax attributes to offset post-change taxable income or taxes would be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

We may not be successful in hiring and retaining key employees.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer, and Dr. Paolo Manfredi, Acting Chief Scientific Officer. If either terminates employment with us, such a departure would have a material adverse effect on our business.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. We currently only have 16 full time employees and are likely to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the United States, is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

Results from early clinical trials may not support moving a drug candidate to later-stage clinical trials. Phase 3 clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. For example, our RELIANCE I study did not achieve its primary endpoint, statistically significant improvements in depression symptoms compared to placebo on Day 28, even though our Phase 2 study was positive. Further, our monotherapy Phase 3 study, RELIANCE III, also did not meet its primary endpoint, statistically significant improvements in depression symptoms compared to placebo on Day 28. Even if our RELIANCE II, RELIGHT or other potential Phase 3 clinical trials are positive, we or our collaborators may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

Clinical trial results from the study of depression are inherently difficult to predict. In addition, our clinical trials and our future clinical trials for esmethadone measure clinical symptoms, such as depression that are not biologically measurable. The primary measure of depression is subjective and can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed animal studies or we have observed in our clinical trials conducted to date may not be predictive of results from our future clinical trials. For example, our RELIANCE III and RELIANCE I studies did not achieve their primary endpoints, statistically significant improvements in depression symptoms compared to placebo on Day 28.

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

The FDA’s and other regulatory agencies’ decisions to approve our product candidates will depend on our ability to demonstrate through adequate well-controlled clinical trials, that the product candidate is effective. For esmethadone product candidate, efficacy is measured statistically by comparing the overall improvement in depression in actively-treated patients against improvement in depression in the control group (a placebo control). However, there is a possibility that our data may fail to show a statistically significant difference from the placebo control or the active control. For example, our RELIANCE III and RELIANCE I studies did not achieve their primary endpoints, statistically significant improvements in depression symptoms compared to placebo on Day 28. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the active ingredient is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same active ingredient for the same disease for seven years. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the United States, if approved. The Hatch-Waxman Amendments provide marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the FDCA. For esmethadone, which we intend to elect to have not be considered the same active ingredient as methadone and therefore an NCE, we anticipate obtaining 5-year exclusivity. If FDA were to determine that we do not meet the requirements to make the election, we may not be able to obtain 5-year exclusivity for the product. In addition, under the statute, this election currently may only be made in an NDA submitted before October 1, 2027.

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

Although our primary strategic interest is in the areas of depression, esmethadone has potential benefits in other therapeutic areas. If our drug development efforts in depression fail, or if the competitive landscape or investment climate for antidepressant drug development is less attractive, we may need to change the company’s strategic focus to include development of our product candidates, or of newly acquired product candidates, for therapeutic areas other than depression. We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change from a depression company to a company with a focus in areas other than depression, such as metabolic disorders with psilocybin, or a company with a focus in multiple therapeutic areas including depression.

Our product candidates contain controlled substances, the supply of which may be limited by U.S. statutes and regulations, and the use of which may generate public controversy.

The active ingredients in esmethadone and psilocybin are listed by the CSA and regulations promulgated by the DEA as controlled substances. The CSA and regulations promulgated by the DEA regulate certain drug substances in Schedule I, II, III, IV or V, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These product candidates are also subject to the CSA and DEA regulations relating to their handling (i.e., manufacturing, storage, distribution, prescribing and dispensing procedures). Furthermore, the amount of controlled substances that can be obtained for clinical trials and commercial distribution is limited by the DEA through its quota system. Quotas may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that federal statutes and DEA regulations concerning applicable quotas may interfere with the supply of the drugs used in clinical trials for our product candidates and the ability to manufacture and distribute our product candidates, if approved, in the volume needed to meet commercial demand.

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

Esmethadone and psilocybin are subject to extensive regulation by the DEA. Although esmethadone is substantially devoid of opioid activity, and psychotomimetic effects, it is currently classified as a Schedule II drug.  Upon approval, the DEA may continue to designate it as a controlled substance falling under a DEA controlled substance schedule. Esmethadone is produced by separation from racemic methadone, a scheduled drug subject to extensive regulation by the DEA. Any psilocybin-containing product candidate we develop is also subject to extensive regulation by the DEA as a Schedule I substance.

The manufacture, shipment, storage, sale and use of controlled substances are highly regulated, including security, recordkeeping and reporting obligations enforced by the DEA. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Schedule I and II substances (as well as substances defined as narcotics in any Schedule) are subject to the strictest regulatory requirements and restrictions involving registration, storage, security, recordkeeping and reporting. In particular, distribution and dispensing of Schedule II drugs are strictly controlled. For example, all Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all scheduled substances, including esmethadone and psilocybin, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

Psilocybin is currently classified as a Schedule I drug in the United States, and any product containing this substance must be rescheduled to be marketed. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) at the federal level, such substances would also require scheduling determinations under state laws and regulations.

If approved by FDA, and if the finished dosage form of a future psilocybin-containing drug product is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale, prescribing, and dispensing will continue to be subject to a significant degree of regulation by the DEA. In addition, the final scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, especially if there are objections to such scheduling, thereby delaying the launch of our psilocybin-containing product candidate in the United States. Furthermore, the FDA, DEA or any comparable foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse or misuse potential, which could increase the cost and/or delay the launch of any future psilocybin-containing product candidates. In addition, product candidates containing controlled substances are subject to regulations relating to manufacturing, storage, distribution, prescribing, and dispensing, including:

●	State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they will need to separately reschedule any future psilocybin-containing drug products we develop, if approved by FDA. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling would have a material adverse effect on the commercial attractiveness of such product. We or our vendors must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or, if approved, commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

●	Clinical trials. Because we plan to conduct clinical trials of a psilocybin-containing product candidate in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA Schedule I researcher registration that will allow those sites to handle and dispense this product candidate and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration or approval of the research protocol to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any manufacturing or repackaging/relabeling of either psilocybin or the psilocybin-containing product candidate in the United States.

The potential reclassification of psilocybin in the United States could create additional regulatory burdens on our operations and negatively affect our results of operations.

If psilocybin, rather than just a specific FDA-approved formulation, is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on psilocybin would most likely be improved. However, rescheduling psilocybin may materially alter enforcement policies across many federal and state agencies, primarily FDA and DEA. FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell psilocybin, and because there are no federally recognized medical uses, FDA has historically deferred enforcement related to psilocybin to the DEA. If psilocybin were to be rescheduled to a federally controlled, yet legal, substance, FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling, including state agencies, e.g., Boards of Pharmacy, could threaten or have a materially adverse effect on our business. In addition, if the psilocybin-containing product candidate is scheduled as Schedule II, III, IV or V, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the psilocybin-containing product candidate. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If the psilocybin-containing product candidate is classified as a Schedule II drug, participants in our supply chain may have to maintain enhanced security including specially constructed vaults at manufacturing and distribution facilities. This additional security may also discourage some pharmacies from carrying the product.

If a supplier of an active pharmaceutical ingredient (API) or a pharmaceutical excipient fails to provide us sufficient quantities, we may not be able to obtain an alternative supply on a timely or acceptable basis.

Our APIs and pharmaceutical excipients are multisource, although not all sources have an active Drug Master File (DMF) with the FDA. A DMF is a submission to the FDA used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of drugs to support drug development and approval. In addition, some of the countries for our multisource APIs may not be same as our drug manufacturing locations. Thus, any disruption in supply from our preferred vendors could result in significant delays with our pharmaceutical development, clinical trials, NDA submission, NDA approval or commercial sale of the finished product due to contract delays, the need to manufacture a new batch of API, out of specification API, the need for import and export permits, and the failure of the newly sourced API to perform to the standards of the previously sourced API.

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

The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

●	recruiting and enrolling patients to participate in a clinical trial;

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

●	obtaining approval of the IRB at each site selected for participation in our clinical trials;

●	manufacturing sufficient quantities of a product candidate;

●	investigator fraud, including data fabrication by clinical trial personnel; and

●	diversion of controlled substances by clinical trial personnel.

A clinical trial may also be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

●	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

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

Serious injury or death resulting from a failure of one of our drug candidates during current or future clinical trials could result in the FDA halting or delaying our clinical trials or denying or delaying clearance or approval of a product. Even though an adverse event may not be the result of the failure of our drug candidate, FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events. Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the submission of any NDAs to the FDA, delay the approval and commercialization of our products or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects. Lengthy delays in the completion of clinical trials of our products would adversely affect our business and prospects and could cause us to cease operations.

On November 29, 2006, the FDA required a boxed warning to be added to the Prescribing Information related to cardiac death for racemic methadone, a parent compound to our esmethadone. Although the decision was based on case reports and not on a controlled clinical trial, as part of the development of esmethadone, we currently assess (and have actively assessed) the cardiac safety profile of esmethadone in our Phase 3 clinical trials. There is no assurance that the results of our clinical studies will demonstrate an absence of cardiac adverse events with esmethadone. An adverse safety outcome could result in a similar bolded warning on the label of esmethadone or in a decision not to approve esmethadone, either one of which could have serious consequences for our continued operation.

If approved, esmethadone and any psilocybin-containing drug product we successfully develop may require Risk Evaluation and Mitigation Strategies (REMS).

Esmethadone and any psilocybin-containing drug product we successfully develop, may require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. We cannot predict the specific REMS to be required as part of the FDA’s approval of any of our products. Depending on the extent of the REMS requirements, our costs to commercialize our products may increase significantly. Furthermore, controlled substances risks that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Johnson and Johnson, Abbvie, Pfizer, Eli Lilly, Axsome Therapeutics, and Neumora Therapeutics, Inc. among others.

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

Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize our patents.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	HIPAA, as amended by HITECH, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value provided during the previous year to physicians, as defined by such law, physician assistants, certain types of advance practice nurses, and teaching hospitals, as well as certain ownership and investment interests held by such physicians and their immediate family, which includes annual data collection and reporting obligations; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing.

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

There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular. These initiatives recently culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily speficied number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescriptions costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will implemented, it will likely have a significant impact on the pharmaceutical industry.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure, price gouging prohibitions, and price transparency reporting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or otherwise negatively impact our business model.

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

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any undiscovered current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement. In addition, as a smaller reporting company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting so long as we remain a smaller reporting company, which could increase the likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers whose independent registered public accounting firms have provided such attestations.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

In addition, our articles of incorporation and amended and restated bylaws provide that our board of directors is classified into three classes of directors with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms.  A third party may be discouraged from making a tender offer or otherwise attempting to obtain control of us as it is more difficult and time-consuming for stockholders to replace a majority of the directors on a classified board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

To respond to the threat of security breaches and cyberattacks, we have developed a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats to all information and systems owned by us. We maintain certain risk management processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impacts to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our information systems and the information residing therein.

Cybersecurity is reviewed as part of our overall enterprise risk management program, led by our Chief Compliance Officer (CCO), which assesses our significant enterprise risks, provides a summary of those risks and primary mitigations, identifies control improvement projects for our significant risks, and regularly reports on the progress of control improvement projects for those risks to the Audit Committee of our Board of Directors. Cybersecurity risks are reviewed by the Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

The Company’s processes are designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to services that identify cybersecurity threats, analyzing reports of threats, conducting scans of the threat environment, evaluating threats reported to us and conducting vulnerability assessments to identify vulnerabilities.

We rely on a multidisciplinary team (including from management and third-party service providers) to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats. Management also conducts periodic and on-demand assessments of our cybersecurity risks.

Our CCO, is responsible for developing and implementing the cybersecurity risk management program and reporting on cybersecurity matters to the Board. Additionally, members of the third-party service providers have cybersecurity experience and/or certifications. We view cybersecurity as a shared responsibility across our management team and periodically perform simulations and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity training at least annually and have access to more frequent cybersecurity training through online events.

The CCO is responsible for continuously monitoring and assessing the Company’s cybersecurity risk management program, informing senior management regarding the prevention, detection and mitigation and remediation of cybersecurity incidents and supervising such efforts.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, cloud-based infrastructure, encryption and other functions. We have certain vendor management processes designed to help to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, and the sensitivity and quantity of information processed, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement.

We have not experienced any material cybersecurity incidents in the past, and we believe no cybersecurity events have occurred that have materially affected the Company or its business strategy, results of operations or financial condition. We continue to invest in the cybersecurity of our infrastructure and the enhancement of our internal controls and processes, which are designed to help protect our systems and data, and the information they contain. We carry insurance in amounts that we believe are reasonable for our business that provides protection against potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may arise from a cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

The Company’s corporate headquarters are located at 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134.

Pursuant to a lease agreement, dated August 1, 2021, and renewed in 2022, 2023 and 2024, the Company leased office space at 2222 Ponce de Leon Blvd, Floor 3, Coral Gables, FL 33134. Under the 2021 lease agreement the average monthly rent expense was approximately $11,000. For 2022, 2023 and 2024, the renewed lease agreement was for an average monthly rent expense of approximately $9,000, $7,000 and $7,000, respectively.

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

Beginning on January 1, 2023, the Company also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 for approximately $15,000 per month, this lease was terminated on November 30, 2023.

Beginning on December 1, 2023, the Company leased office space at 12 E 49th Street, New York, NY 10022 for approximately $12,000 per month, that expires on July 31, 2024.

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

Holders

As of March 15, 2024, 30,174,202shares of common stock were issued and outstanding, which were held by 129 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of our Class A convertible preferred stock outstanding. Our transfer agent is:

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

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the 2014 Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The 2014 Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. On May 20, 2021, at the annual shareholders meeting, our shareholders approved our 2021 Equity Incentive Plan (the 2021 Plan) which allows for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance share awards and other equity-based awards for up to 1,500,000 options or stock awards. At the annual shareholders meeting on May 25, 2022, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares. At the annual shareholders meeting on May 25, 2023, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,500,000 shares. At the annual shareholders meeting (currently anticipated for May 24, 2024), our shareholders will vote on a management proposal to increase the shares authorized for awards under the 2021 Plan by an additional 4,500,000 shares, but there can be no assurance such amendment will be approved. With these grants and approvals, as of December 31, 2023, the Company had 136,750 shares available to be issued pursuant to awards under the 2021 Plan.

The following table summarizes our equity compensation plan information as of December 31, 2023:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	17,416,192	$12.99	136,750
Equity compensation plans not approved by security holders	-	-	-
Total	17,416,192	$12.99	136,750

(1)	The 2021 Equity Incentive Plan, as amended.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the years ended December 31, 2023 and 2022. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

In addition, on October 4, 2021, Relmada announced that in order to support potential regulatory submissions seeking approval for REL-1017 as adjunctive and monotherapy treatment, the FDA confirmed that, based on what was known at the time, Relmada would not be required to conduct a two-year carcinogenicity study of REL-1017, as sufficient clinical data had been generated to date. The FDA also confirmed that Relmada would not need to conduct a TQT cardiac study in humans to support cardiac safety in potential regulatory submissions for REL-1017, as the data already provided and the data to be generated by the Phase 3 program would be adequate to evaluate the cardiac safety profile of REL-1017.

On October 13, 2022, Relmada announced that the RELIANCE III study, evaluating REL-1017 in the monotherapy setting for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the Montgomery-Asberg Depression Rating Scale (MADRS) on Day 28.

On December 7, 2022, Relmada announced that the RELIANCE I, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by the Montgomery-Asberg Depression Rating Scale (MADRS) on Day 28

Patients who completed the RELIANCE trials were eligible to rollover into a long-term, open-label study (Study 310), which also included subjects who had not previously participated in a REL-1017 clinical trial. This rollover study completed subject visits on July 11, 2023.

On August 23, 2023, Relmada announced the dosing of the first patient in RELIGHT, a Phase 3 clinical trial for REL-1017, as an adjunctive treatment for MDD.

On September 20, 2023, Relmada announced efficacy results for the de novo (or new to treatment) patients (204 patients) and safety results for all subjects (627 patients) from the Phase 3, long-term, open-label, safety trial (Study 310) of REL-1017 in patients with Major Depressive Disorder (MDD). Patients treated daily with REL-1017 for up to one year experienced rapid, clinically meaningful, and sustained improvements in depressive symptoms and associated functional impairment. REL-1017 was well-tolerated with long-term dosing, showing low rates of adverse events and discontinuations due to adverse events. No new safety signals were detected.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $98,791,700 and $157,043,800 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we have an accumulated deficit of approximately $560,902,700.

Results of Operations

For the Year Ended December 31, 2023 vs the Year Ended December 31, 2022

Research and Development Expense

Total research and development expense for the year ended December 31, 2023 was approximately $54,807,400, as compared to $113,323,000 for the same period of 2022, a decrease of $58,515,600. The decrease in research and development expense was primarily due to:

●	Decrease in study costs of $45,506,500 associated with the completion execution of two Phase 3 trials and the long-term, open-label, safety study (Study 310);

●	Decrease in other research expenses of $12,919,100 primarily associated with additional consultants contracted to assist in the execution of our Phase 3 trials;

●	Decrease in manufacturing and drug storage costs of $924,800 related to materials needed to complete the Phase 3 program;

●	Decrease in stock-based compensation expense of $658,700;

●	Decrease in pre-clinical and toxicology expenses of $131,000; and

●	Increase in compensation expense of $1,624,500 due to higher employee-related costs.

General and Administrative Expense

Total general and administrative expense for the year ended December 31, 2023 was approximately $48,894,900, as compared to $47,926,100 for the same period of 2022, an increase of $968,800. The increase in general and administrative expenses was primarily due to:

●	Increase in compensation expense of $2,242,000 due to higher employee-related costs;

●	Increase in stock-based compensation expense of $275,000 primarily related to options granted to employees and the board of directors during 2023; and

●	Decrease in other general and administrative expenses of $1,548,200 due to decreases in professional fees and consulting expenses during 2023.

Other Income, Net

Gain on settlement fees was approximately $6,351,600 received from a settlement during 2022. There was no gain on settlement of fees during 2023.

Interest/investment income was approximately $5,151,700 for the year ended December 31, 2023 compared to approximately $2,659,400 for the same period of 2022, an increase of $2,492,300. The increase was primarily related to higher returns from higher interest rates, offset by lower average investment balance during 2023 as compared to 2022.

Realized loss on short-term investments was approximately $4,064,400 compared to approximately $585,500 for the same period of 2022, an increase of $3,478,900. The increase was related to the timing of the sales of short-term investments along with market conditions.

Unrealized gain on short-term investments was approximately $3,823,200 compared to an unrealized loss of approximately $4,220,300 for the same period of 2022, an increase of $8,043,500. The increase was related to the market conditions.

Income Taxes

The Company did not provide for income taxes for the years ended December 31, 2023 and 2022, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The Company recorded a net loss of approximately $98,791,700 and $157,043,800 or $3.28 and $5.30 per common share, basic and diluted, during the years ended December 31, 2023 and 2022, respectively, based on the factors described above.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $51,659,206 for the year ended December 31, 2023 and has an accumulated deficit of $560,902,681 from inception through December 31, 2023.

Relmada has funded its past operations through equity raises and warrant and stock option exercises.

Management believes that due to previous equity raises completed and exercises of options and warrants and the resulting cash position on its balance sheet, it has sufficient funding, based on its budgeted cash flow requirements, to continue ongoing operations for at least 12 months from the filing of this annual report.

The following table sets forth selected cash flow information for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Cash used in operating activities	$(51,659,206)	$(103,801,617)
Cash provided by investing activities	50,453,332	19,733,609
Cash provided by (used in) financing activities	(98,463)	45,020,474
Net decrease in cash and cash equivalents	$(1,304,337)	$(39,047,534)

For the year ended December 31, 2023, cash used in operating activities was $51,659,206 primarily due to the net loss of $98,791,746. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $43,811,149. There were realized losses and unrealized gains on short term investments of $4,064,391 and $3,823,234, respectively. In addition, there were increases in operating assets and liabilities for the year ended December 31, 2023 of $3,080,234.

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

For the year ended December 31, 2023, cash provided by investing activities was $50,453,332, due to $90,463,532 of purchases of short term investments offset by $140,916,864 of sales of short term investments.

For the year ended December 31, 2022, cash provided by investing activities was $19,733,609, due to $47,293,763 of purchases of short term investments offset by $67,027,372 of sales of short term investments.

Net cash used in financing activities for the year ended December 31, 2023, was $98,463 due to ATM reactivation fees.

Net cash provided by financing activities for the year ended December 31, 2022, was $45,020,474 due to proceeds from issuance of common stock of $42,728,599, proceeds from warrants exercised for common stock of $1,264,523, proceeds from options exercised for common stock of $703,720, proceeds from Section 16b short swing profit of $373,632 offset by the payment of fees for warrants issued for common stock of $50,000.

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

Lease Obligations

The Company is obligated to pay approximately $171,800 under 2 leases for office space over the next year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2023 and 2022 for the years then ended are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2023, such disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at December 31, 2023.

ITEM 9B.  OTHER INFORMATION

On March 14, 2024, our Board of Directors unanimously approved, subject to stockholder approval, an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), increasing by 4,500,000 shares the number of shares of our common stock that will be available for issuance of awards under the 2021 Plan. The 2021 Plan as adopted and approved by our shareholders originally authorized awards for up to 1,500,000 shares of our common stock. On May 25, 2022, shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares. On May 25, 2023, shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,500,000.

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

Shares Available for Awards. Subject to shareholder approval of the most recent amendment to the 2021 Plan, and to adjustment in certain circumstances in accordance with the terms of the 2021 Plan, we will reserve for issuance under the 2021 Plan no more than 12,400,000 shares of common stock (subject to adjustment in certain circumstances as provided in the 2021 Plan). Shares of Common Stock available for distribution under the 2021 Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Shares of Common Stock subject to an award that expires or is canceled, forfeited, or terminated without issuance of the full number of shares of Common Stock to which the award related, as well as any shares of common stock subject to an award that are (a) tendered in payment of an option, (b) delivered or withheld by the company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award, shall be added back to the shares of common stock available for issuance of awards or delivery under the 2021 Plan.

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

The proposed amendment to the 2021 Plan will be submitted for the approval of our shareholders at our 2024 Annual Meeting of Stockholders. If the proposed amendment is not approved by the shareholders, the 2021 Plan will remain effective with respect to the number of shares of common stock originally authorized. Options for 4,363,250 shares of commons stock were issued in December 2023 subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be void, but the recipients thereof will receive identical options for a pro-rata share of any shares available for issuance of awards under the 2021 Plan immediately after the shareholder meeting.

Insider Trading Arrangements

On November 15, 2023, Charles Ence, our Chief Accounting and Compliance Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 137,110 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after April 23, 2024 and ending on the earlier of December 20, 2024, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement. On November 22, 2023, Mr. Ence terminated this trading arrangement.

No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the fourth fiscal quarter of 2023.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required for the Items contained in Part III is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2023.

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

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 19, 2024

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,091,568	$5,395,905
Short-term investments	92,232,292	142,926,781
Other receivables	-	512,432
Prepaid expenses	1,185,057	4,035,186
Total current assets	97,508,917	152,870,304
Other assets	43,125	34,875
Total assets	$97,552,042	$152,905,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,506,009	$5,261,936
Accrued expenses	8,688,791	7,206,941
Total current liabilities	12,194,800	12,468,877
Total liabilities	12,194,800	12,468,877

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,099,203 and 30,099,203 shares issued and outstanding, respectively	30,099	30,099
Additional paid-in capital	646,229,824	602,517,138
Accumulated deficit	(560,902,681)	(462,110,935)
Total stockholders’ equity	85,357,242	140,436,302
Total liabilities and stockholders’ equity	$97,552,042	$152,905,179

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022
Operating expenses:
Research and development	$54,807,348	$113,322,999
General and administrative	48,894,945	47,926,077
Total operating expenses	103,702,293	161,249,076

Loss from operations	(103,702,293)	(161,249,076)

Other income (expenses):
Gain on settlement of fees	-	6,351,606
Interest/investment income, net	5,151,704	2,659,424
Realized loss on short-term investments	(4,064,391)	(585,522)
Unrealized gain (loss) on short-term investments	3,823,234	(4,220,255)
Total other income (expenses), net	4,910,547	4,205,253

Net loss	$(98,791,746)	$(157,043,823)

Net loss per common share – basic and diluted	$(3.28)	$(5.30)

Weighted average number of common shares outstanding – basic and diluted	30,099,203	29,628,664

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2021	27,740,147	$27,740	$513,304,258	$(305,067,112)	$208,264,886
Stock-based compensation expense	-	-	44,194,765	-	44,194,765
ATM offering, net	2,094,243	2,094	42,726,505	-	42,728,599
Share exchange – Prefunded warrants, net of fees	(1,452,016)	(1,452)	(48,548)	-	(50,000)
Net exercise – Prefunded warrants	1,451,795	1,452	(1,452)	-	-
Warrants exercised	181,336	181	1,264,342	-	1,264,523
Options exercised	83,698	84	703,636	-	703,720
Short swing profit, net	-	-	373,632	-	373,632
Net loss	-	-	-	(157,043,823)	(157,043,823)
Balance – December 31, 2022	30,099,203	30,099	602,517,138	(462,110,935)	140,436,302
Stock-based compensation expense	-	-	43,811,149	-	43,811,149
ATM fees	-	-	(98,463)	-	(98,463)
Net loss	-	-	-	(98,791,746)	(98,791,746)
Balance – December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net loss	$(98,791,746)	$(157,043,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,811,149	44,194,765
Gain on settlement	-	(6,351,606)
Realized loss on short-term investments	4,064,391	585,522
Unrealized (gain) loss on short-term investments	(3,823,234)	4,220,255
Change in operating assets and liabilities:
Lease payment receivable	-	86,377
Other receivable	512,432	(512,432)
Prepaid expenses and other assets	2,841,879	7,259,767
Accounts payable	(1,755,927)	421,040
Accrued expenses	1,481,850	3,338,518
Net cash used in operating activities	(51,659,206)	(103,801,617)

Cash flows from investing activities
Purchase of short-term investments	(90,463,532)	(47,293,763)
Sale of short-term investments	140,916,864	67,027,372
Net cash provided by investing activities	50,453,332	19,733,609

Cash flows from financing activities
Payment of ATM fees	(98,463)	-
Payment of fees for warrants issued for common stock	-	(50,000)
Proceeds from issuance of common stock	-	42,728,599
Proceeds from options exercised for common stock	-	703,720
Proceeds from warrants exercised for common stock	-	1,264,523
Proceeds from short swing profit, net	-	373,632
Net cash (used in) provided by financing activities	(98,463)	45,020,474

Net decrease in cash and cash equivalents	(1,304,337)	(39,047,534)
Cash and cash equivalents at beginning of the year	5,395,905	44,443,439
Cash and cash equivalents at end of the year	$4,091,568	$5,395,905

	2023	2022
Supplemental disclosure of cash flow information:

Non-cash operating transactions:
Forgiveness of accounts payable related to gain	$-	$3,212,583

Non-cash investing and financing transactions:
Share exchange for Pre-funded warrants	$-	$1,452
Net exercise of Pre-funded warrants	$-	$(1,452)

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics Inc. (Relmada or the Company) (a Nevada corporation) is a clinical-stage, publicly traded biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. Esmethadone is a New Chemical Entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders. The Company is also developing a novel psilocybin (REL-P11) in doses that we believe are lower than those associated with psychedelic effects for the treatment of metabolic indications.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred negative operating cash flows of $51,659,206 for the year ended December 31, 2023 and has an accumulated deficit of $560,902,681 from inception through December 31, 2023.

Relmada has funded its past operations through equity raises. There were no equity raises in the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash and cash equivalents are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents of $4,091,568 at December 31, 2023 at these institutions exceed federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (“NAV”). The Company adopted FASB ASU 2016-01, Financial Instruments, which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statement of operations. Short term investment activity is presented in the investing activities section on the consolidated statement of cash flows.

Short-term investments at December 31, 2023 consisted of mutual funds with a fair value of $92,232,292.

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

Gain on Settlement

The Company recognizes a gain when cash (or other assets, such as claims to cash) has been received without the expectation of repayment. A gain is recorded when the assets are readily convertible to know amounts of cash or claims to cash. Gains are reported as part of other income (expense) on the consolidated statement of operations. The Company recorded a gain on settlement of $0 and $6,351,606 included in other income (expense) for the years ended December 31, 2023 and 2022, respectively.

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

The Company’s short-term investment instruments of $92,232,292 at December 31, 2023 are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations as unrealized gain on short-term investments. The Company recorded an unrealized gain of $3,823,234 and an unrealized loss of $4,220,255, included in other income (expense) for the years ended December 31, 2023 and 2022, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At December 31, 2023 and 2022, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2023 and 2022. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year ended December 31,	Year ended December 31,
	2023	2022
Common stock warrants	2,381,366	3,027,441
Common stock options	17,416,192	12,122,606
Total	19,797,558	15,150,047

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU were effective for annual and interim periods beginning after December 15, 2022. The Company adopted this standard effective January 1, 2023 and the standard did not have a significant impact on our consolidated financial statements.

In November 2023, The FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosures for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2023	December 31, 2022
Insurance	$365,100	$313,200
Research and Development	695,000	3,619,800
Other	125,000	102,200
Total	$1,185,100	$4,035,200

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2023	December 31, 2022
Research and development	$5.394,700	$5,809,800
Professional fees	174,000	116,500
Accrued bonus	2,632,400	492,100
Accrued vacation	372,200	529,800
Other	115,500	258,700
Total	$8,688,800	$7,206,900

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2023, the Company did not issue any shares of common stock for the exercise of warrants. During the year ended December 31, 2022, the Company issued 181,336 shares of common stock for the exercise of warrants for proceeds of $1,264,523.

During the year ended December 31, 2023, the Company did not issue any shares of common stock for the exercise of options. During the year ended December 31, 2022, the Company issued 83,698 shares of common stock for the exercise of options for proceeds of $703,720.

On May 15, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company offered to sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000. The Company was not obligated to sell any shares under the agreement. During the years ended December 31, 2023 and 2022, the Company issued 0 and 2,094,243 shares of common stock for net cash proceeds of $0 and $42,728,599 under the agreement, respectively. As of December 31, 2023, no shares were available to be issued under this agreement.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of December 31, 2023, no shares have been issued under this agreement.

During the years ended December 31, 2023 and 2022, there were no common stock shares issued for issuances of restricted common stock.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest either over four years or upon achievement of certain specified corporate or other milestones. As of December 31, 2023, there were no shares available to be granted under either the 2014 or 2021 Plan. The shareholders will vote at their annual meeting in 2024 on a management proposal to increase the shares available to be issued under the 2021 Plan. There can be no assurance such amendment will be approved. As of December 31, 2023, options for 4,363,250 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be forfeited.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

From November 13, 2023 through December 15, 2023, the Company awarded a total of 5,010,000 options to consultants and employees with an exercise price ranging from $2.48 to $2.82 and a 10-year term vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $10,703,070 calculated using the Black Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.93 – 4.68% (2) expected life of 6.25 years, (3) expected volatility of 113-114%, and (4) zero expected dividends.

From August 1, 2023 through September 18, 2023, 10,000 options were issued to various employees with an exercise price ranging from $2.56 to $2.96 and a 10-year term, vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $23,840 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.20– 4.44% (2) expected life of 6.25 years, (3) expected volatility of 113-114%, and (4) zero expected dividends.

From April 10, 2023 through June 20, 2023, 60,000 options were issued to various employees with an exercise price ranging from $2.28 to $3.32 and a 10-year term, vesting over a 4-year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $148,420 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.43 – 3.91% (2) expected life of 6.25 years, (3) expected volatility of 114%, and (4) zero expected dividends.

From January 6, 2023 through February 21, 2023, 620,000 options were issued to various consultants and employees with an exercise price ranging from $3.18 to $4.30 and a 10-year term, vesting over a 4-year period. The options have an aggregate fair value of approximately $1,933,613 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.46 – 4.12% (2) expected life of 6.25 years, (3) expected volatility of 115-116%, and (4) zero expected dividends.

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

On December 16, 2022, the Company awarded a total of 199,432 options to employees with an exercise price of $3.37 and a 10-year term vesting immediately. The options have an aggregate fair value of $561,902 calculated using the Black Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.61% (2) expected life of 5 years, (3) expected volatility of 120%, and (4) zero expected dividends.

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

Options

A summary of the changes in options outstanding for the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2021	10,330,622	$22.52	9.0	$46,088,534
Granted	3,744,432	7.40	9.8	-
Exercised	(83,698)	-	-	-
Forfeited	(1,868,750)	-	-	-
Outstanding and expected to vest at December 31, 2022	12,122,606	$18.19	8.5	$417,998
Granted	5,700,000	$2.61	9.9	-
Forfeited	(406,414)	-	-	-
Outstanding and expected to vest at December 31, 2023	17,416,192	$12.99	8.3	$11,183,370
Options exercisable at December 31, 2023	7,161,748	$20.25	7.0	$1,015,520

On September 5, 2023, Dr. Eric Schmidt, a member of the Board of Directors (the “Board”), notified the Company that he would resign from the Board, effective immediately. On September 22, 2023, the Board voted and approved that all of Dr. Schmidt’s unvested options would vest immediately and be exercisable through the original term of the respective grants. In addition, the Board approved the extension of the exercise period for the options which were vested on September 5, 2023 from 90 days to the original term of the respective options. As a result of the modifications, the Company recorded approximately $1.2 million of stock-based compensation during the year ended December 31, 2023.

At December 31, 2023, the Company has unrecognized stock-based compensation expense of approximately $62,386,500 related to unvested stock options over the weighted average remaining service period of 2.5 years. The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was approximately $2.61 and $7.40 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended	Years Ended
	December 31,	December 31,
	2023	2022
Risk free interest rate	3.43 to 4.68%	1.53 to 3.94%
Dividend yield	0%	0%
Volatility	113-116%	93-120%
Expected term (in years)	6.25	5 to 6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Warrants

A summary of the changes in outstanding warrants during the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	3,208,777	$16.45
Issued	1,452,016	0.001
Exercised	(1,633,352)	0.77
Outstanding at December 31, 2022	3,027,441	$17.02
Forfeited	(646,075)	$1.50
Outstanding at December 31, 2023	2,381,366	$20.02
Warrants exercisable at December 31, 2023	2,235,366	$19.20

There were no warrants issued during the year ended December 31, 2023.

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

At December 31, 2023, the Company had approximately $3,200,000 of unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2023, the aggregate intrinsic value of warrants vested and outstanding was approximately $19,000.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations (rounded to nearest $00):

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Research and development	$7,224,000	$7,882,700
General and administrative	36,587,100	36,312,100
Total	$43,811,100	$44,194,800

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Federal net operating loss	$21,016,000	$24,964,000
State net operating loss	3,771,000	13,781,000
Research and development tax credits	2,238,000	7,902,000
Capitalized R&D	49,581,000	45,666,000
Nonqualified Stock Options	29,305,000	19,803,000
Accruals	1,616,000	1,546,000
Intangibles and Fixed Assets	2,599,000	2,732,000
Other	11,000	2,000
Less: valuation allowance	(110,137,000)	(116,396,000)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax assets at December 31, 2023 and 2022. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance (decreased)/increased for the years ended December 31, 2023 and 2022 by approximately $(6,259,000) and $20,201,000, respectively. Deferred tax asset for net operating loss carryforwards at December 31, 2023 was adjusted with the corresponding offset to valuation allowance.

At December 31, 2023, the Company had federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $100,077,000, $15,016,000 and $14,998,000 respectively, which begin expiring in 2027, 2032 and 2032, respectively. Approximately $88,611,000 federal NOL can be carried forward indefinitely but it is limited to 80% of future taxable income. The Company also has federal research and development tax credit carryforwards of approximately $2,237,600 that will begin to expire in 2042. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone and ownership change and has determined that various “changes in ownership” as defined by IRS Section 382 did occur. Accordingly, about $111,168,000 of the Company’s NOL carryforwards are limited. Approximately, $41,562,000 of NOLs and $7,346,000 of R&D Credits are expected to expire unused. The deferred tax assets associated with the attributes that will expire without utilization have been written-off. There are $1,109,000 of NOLs available for use after the October 13, 2022 change in 2023. In subsequent years, the NOLs available from the October 13, 2022 change under section 382 are $740,000, annually.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State (net of federal benefit)	(6.56)%	(9.46)%
Non-deductible expenses	(5.34)%	(0.53)%
R&D Credit	1.70%	1.64%
NOL and R&D adjustment due to 382	(16.27)%	0.00%
Permanent true-ups	(0.89)%	0.00%
Other	0.02%	0.22%
Change in valuation allowance	6.34%	(12.87)%
Effective income tax rate	0%	0%

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company does not have any uncertain tax positions at December 31, 2023 and 2022, that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company is currently developing and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement, then the Company shall be able to engage in discussions with other potential licensors. As of March 19, 2024, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2023, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the “License Agreement” and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2023, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The new licensed program stems from an international collaboration among U.S., European and Swiss scientists that has focused on the discovery and development of compounds that may promote neural plasticity.  Dr. Paolo Manfredi, Relmada’s Acting Chief Scientific Officer and co-inventor of REL-1017, and Dr. Marco Pappagallo, Relmada’ s Safety/Adjudication Officer, are among the scientists affiliated with Arbormentis, LLC.

Leases and Subleases

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar year 2022, 2023 and 2024 with monthly rent of approximately $9,000, $7,000 and $7,000, respectively.

Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $14,500 that was terminated on November 30, 2023.

Beginning on December 1, 2023, we leased office space at 12 E 49th Street, New York, NY 10022 for with monthly rent of approximately $12,000 that expires on July 31, 2024.

In accordance with ASC 842, Leases, the Company recognizes rent expense evenly over the 12 months.

The Company incurred rent expense of approximately $283,600 and $129,600 for the years ended December 31, 2023 and 2022, respectively.

On June 8, 2017, the Company entered into an Amended and Restated License Agreement with Actinium. Pursuant to the terms of the agreement, Actinium licensed the furniture, fixtures, equipment and tenant improvements located in the office (FFE) for a license fee of $7,529 per month until December 8, 2022. Actinium had at any time during the term of this agreement the right to purchase the FFE for $496,914, less any previously paid license fees. On July 7, 2022, Actinium exercised its right to purchase the FFE for $52,698. The license of FFE qualifies as a sales-type lease. At inception, the Company derecognized the underlying assets of $493,452, recognized discounted lease payments receivable of $397,049 using the discount rate of 8.38% and recognized loss on sales-type lease of fixed assets of $96,403. As of December 31, 2023 and 2022, there was no unearned interest income.

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

NOTE 8 - OTHER POSTRETIREMENT BENEFIT PLAN

Relmada participates in a multiemployer 401(k) plan that permits eligible employees to contribute funds on a pretax basis subject to maximum allowed under federal tax provisions. The Company matches 100% of the first 3% of employee contributions, plus 50% of employee contributions that exceed 3% but do not exceed 5%.

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $140,982 and $105,216 for the years ended December 31, 2023 and 2022, respectively.

NOTE 9 - SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

From January 1, 2024 through March 19, 2024, 50,000 options were issued to an advisor with an exercise price of $3.44 and a 10-year term, vesting over a 4-year period. These options awarded are subject to shareholder approval.

On January 31, 2024 Executive officers purchased 171,645 shares of common stock at a weighted average purchase price of $3.86.

Subsequent to December 31, 2023, 74,999 outstanding options were exercised for total cash proceeds of $246,747.

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

3.2	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

Exhibit Number	Description

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.7	Form of 2018 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

4.9	Form of Exchanged Warrant [(incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).]

4.10	Description of Securities (incorporated by reference to the description of the Company’s common stock, par value $0.001 per share, under the heading “Description of Securities We May Offer—Authorized Capital Stock; Issued and Outstanding Capital Stock,” “—Common Stock,” “—Forum for Adjudication of Disputes, “—Anti-takeover Effects of Our Articles of Incorporation and By-laws, and “—Anti-takeover Effects of Nevada Law” in the Company’s Registration Statement on Form S-3 (File No. 333-245054), filed with the Securities and Exchange Commission on August 12, 2020)

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.3	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.4	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.5	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

Exhibit Number	Description

10.7	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.8	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.9	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.10	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.11	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.12	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.13	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.14	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.5 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.15	Amended and Restated Unit Purchase Agreement dated November 27, 2019, between Relmada Therapeutics, Inc., and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.16	Amendment No. 1 To License Agreement dated December 2, 2019, to the License Agreement dated January 16, 2018 between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.17	Director Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.18	Indemnity Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.19	Director Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

Exhibit Number	Description

10.20	Indemnity Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.21	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.22	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.23	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.24	Amendment No. 5 to Stock Option and Equity incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 9, 2020).

10.25	Open Market Sale AgreementSM dated as of May 15, 2020 by and between Relmada Therapeutics, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 10.7 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.26	Relmada Therapeutics, Inc., 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 of Relmada’s Form 10-K filed with the SEC on March 24, 2021).

10.27	License Agreement dated as of July 16, 2021, between Arbormentis, LLC and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on August 10, 2021).

10.28	Exchange Agreement between Relmada Therapeutics, Inc., and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners II, L.P., VHCP Co-Investment Holdings II, LLC, Venrock Healthcare Capital Partners III, L.P., and VHCP Co-Investment Holdings III, LLC, dated September 21, 2022 (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).

Exhibit Number	Description

10.29	Amendment No. 2 dated December 27, 2022, to the License Agreement originally dated January 16, 2018, as heretofore amended, between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 28, 2022).

10.30	Advisory Agreement dated as of January 1, 2023, between Relmada Therapeutics, Inc., and Paul Kelly (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 5, 2023).

10.31	Director Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

10.32	Indemnity Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.2 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

23.1	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 19, 2024	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer, and Director	March 19, 2024
Sergio Traversa

/s/ Maged Shenouda	Chief Financial Officer	March 19, 2024
Maged Shenouda

/s/ Charles J. Casamento	Chairman of the Board	March 19, 2024
Charles J. Casamento

/s/ Paul Kelly	Director	March 19, 2024
Paul Kelly

/s/ John Glasspool	Director	March 19, 2024
John Glasspool

/s/ Fabiana Fedeli	Director	March 19, 2024
Fabiana Fedeli