Form 10-Q
period 2024-03-31
RELMADA THERAPEUTICS, INC.
filed 2024-05-08
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 30,174,202 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31,	As of
	2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,335,018	$4,091,568
Short-term investments	82,277,687	92,232,292
Prepaid expenses	752,334	1,185,057
Total current assets	84,365,039	97,508,917
Other assets	43,125	43,125
Total assets	$84,408,164	$97,552,042

Commitments and Contingencies (See Note 6)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,189,101	$3,506,009
Accrued expenses	7,172,732	8,688,791
Total current liabilities	12,361,833	12,194,800
Total liabilities	12,361,833	12,194,800

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,174,202 and 30,099,203 shares issued and outstanding, respectively	30,174	30,099
Additional paid-in capital	654,746,964	646,229,824
Accumulated deficit	(582,730,807)	(560,902,681)
Total stockholders’ equity	72,046,331	85,357,242
Total liabilities and stockholders’ equity	$84,408,164	$97,552,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Operating expenses:
Research and development	$13,305,306	$15,861,010
General and administrative	9,682,554	12,292,599
Total operating expenses	22,987,860	28,153,609

Loss from operations	(22,987,860)	(28,153,609)

Other income (expenses):
Interest/investment income, net	1,055,888	1,207,631
Realized gain (loss) on short-term investments	53,133	(666,708)
Unrealized gain on short-term investments	50,713	1,291,110
Total other income (expenses)	1,159,734	1,832,033

Net loss	$(21,828,126)	$(26,321,576)

Loss per common share – basic and diluted	$(0.72)	$(0.87)

Weighted average number of common shares outstanding – basic and diluted	30,132,170	30,099,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242
Stock based compensation	-	-	8,295,468	-	8,295,468
Options exercised for common stock	74,999	75	246,672	-	246,747
ATM Fees	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	(21,828,126)	(21,828,126)
Balance – March 31, 2024	30,174,202	$30,174	$654,746,964	$(582,730,807)	$72,046,331

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock based compensation	-	-	11,354,466	-	11,354,466
Net loss	-	-	-	(26,321,576)	(26,321,576)
Balance - March 31, 2023	30,099,203	$30,099	$613,871,604	$(488,432,511)	$125,469,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(21,828,126)	$(26,321,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,295,468	11,354,466
Realized (gain) loss on short-term investments	(53,133)	666,708
Unrealized gain on short-term investments	(50,713)	(1,291,110)
Change in operating assets and liabilities:
Other receivables	-	512,432
Prepaid expenses	432,723	945,606
Accounts payable	1,683,092	(839,971)
Accrued expenses	(1,516,059)	(1,531,649)
Net cash used in operating activities	(13,036,748)	(16,505,094)

Cash flows from investing activities
Purchase of short-term investments	(7,013,933)	(34,767,287)
Sale of short-term investments	17,072,384	74,770,836
Net cash provided by investing activities	10,058,451	40,003,549

Cash flows from financing activities
Proceeds from options exercised for common stock	246,747	-
ATM Fees	(25,000)	-
Net cash provided by financing activities	221,747	-
Net (decrease) increase in cash and cash equivalents	(2,756,550)	23,498,455
Cash and cash equivalents at beginning of the period	4,091,568	5,395,905

Cash and cash equivalents at end of the period	$1,335,018	$28,894,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics, Inc. (Relmada or the Company) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. Esmethadone is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders. Relmada is also developing a proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $13,036,748 for the three months ended March 31, 2024 and has an accumulated deficit of $582,730,807 from inception through March 31, 2024.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents balance of $1,335,018 at March 31, 2024 at these institutions exceed the federally insured limits.

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

Short-term investments at March 31, 2024 and December 31, 2023 consisted of mutual funds with a fair value of $82,277,687 and 92,232,292, respectively.

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

The Company’s short-term investment instruments of $82,277,687 at March 31, 2024 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statement of operations under other income. The Company recorded unrealized gain of $50,713 and an unrealized loss of $1,291,110 included in other income for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2024 and December 31, 2023, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2024 and December 31, 2023. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the three months ended March 31, 2024 and 2023, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Three months ended
	March 31, 2024	March 31, 2023
Stock options	17,013,135	12,487,917
Common stock warrants	2,235,412	3,027,441
Total	19,248,547	15,515,358

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2024	December 31, 2023
Insurance	$135,000	$365,100
Research and Development	477,900	695,000
Other	139,400	125,000
Total	$752,300	$1,185,100

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2024	December 31, 2023
Research and development	$6,133,700	$5,394,700
Professional fees	256,200	174,000
Accrued bonus	305,800	2,632,400
Accrued vacation	371,500	372,200
Other	105,500	115,500
Total	$7,172,700	$8,688,800

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of March 31, 2024, no shares have been issued under this agreement.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2024, no shares were available for future grants under the 2014 or 2021 Plan. The shareholders will vote at their annual meeting in 2024 on a management proposal to increase the shares available to be issued under the 2021 Plan by 4.5 million shares. There can be no assurance such amendment will be approved. As of March 31, 2024, options for 3,960,193 shares of common stock had been issued subject to approval by the shareholders of this amendment. If the amendment is not approved, such options will be forfeited.

As of March 31, 2024, no stock appreciation rights have been issued.

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

From January 1, 2024 through March 31, 2024, 50,000 options were issued to a consultant with an exercise price of $3.44 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $148,000 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.1% (2) expected life of 6.25 years, (3) expected volatility of 113.5%, and (4) zero expected dividends.

At March 31, 2024, the Company has unrecognized stock-based compensation expense of approximately $54.0 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.30 years.

Options

A summary of the changes in options during the three months ended March 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2023	17,416,192	$12.99	8.3	$11,183,370
Granted	50,000	$3.44	9.81	$60,500
Exercised	(74,999)	$-	-	$-
Forfeited	(18,057)	$-	-	$-
Cancelled	(360,001)	$-	-	$-
Outstanding at March 31, 2024	17,013,135	$13.20	8.02	$15,146,066
Options exercisable at March 31, 2024	7,947,879	$19.39	6.94	$2,491,510

Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2023	2,381,366	$20.02
Forfeited	(145,954)	-
Outstanding at March 31, 2024	2,235,412	$20.81
Warrants Vested at March 31, 2024	2,117,037	$20.17

At March 31, 2024, the Company had approximately $2.4 million of unrecognized compensation expense related to outstanding warrants.

At March 31, 2024, the aggregate intrinsic value of warrants vested and outstanding was $39,119.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the three months ended March 31, 2024 and 2023 (rounded to nearest $00):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Research and development	$1,699,300	$1,994,200
General and administrative	6,596,200	9,360,300
Total	$8,295,500	$11,354,500

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (ROFR) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of March 31, 2024, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of March 31, 2024, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of March 31, 2024, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Leases and Sublease

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for the calendar years 2022, 2023, and 2024, with monthly rent of approximately $9,000, $7,000, and $7,000, respectively.

Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $14,500: that lease was terminated on November 30, 2023.

Beginning on December 1, 2023, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $12,000; that lease expires on July 31, 2024.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

For the three months ended March 31, 2024 and 2023, the Company recognized lease expense of approximately $62,400 and $51,700, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $35,000 and $40,400 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 - SUBSEQUENT EVENTS

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

Esmethadone (d-Methadone, dextromethadone, REL-1017)

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

Psilocybin Program (REL-P11):

On October 11, 2023, Relmada announced that it intends to enter human studies of its proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications in doses that we believe are lower than those associates with psychedelic effects. The Company plans to commence a single-ascending dose Phase 1 trial in obese patients in the first half of 2024 to define the pharmacokinetic, safety and tolerability profile of Relmada's modified-release psilocybin formulation (REL-P11) in this population, followed by a Phase 2a trial to establish clinical proof-of-concept.

Pre-clinical data in a rodent model of metabolic dysfunction-associated steatotic liver disease (MASLD) demonstrated beneficial effects of psilocybin on multiple metabolic parameters, including reduced hepatic steatosis, reduced body weight gain, and fasting blood glucose levels.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of $21,828,126 for the three months ended March 31, 2024. At March 31, 2024, we had an accumulated deficit of $582,730,807.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), ZURZUVANETM (Sage), Spravato® (Johnson & Johnson) and (Auvelity™ (Axsome).

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

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in two Phase 3 trials for the adjunctive treatment of MDD (RELIANCE II and RELIGHT) that build on the knowledge obtained from RELIANCE I, which did not meet its primary endpoint.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial with the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Substantial esmethadone IP portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

●	Portfolio diversification with the development of a novel psilocybin (REL-P11) for the treatment of metabolic indications. This program is expected to enter human studies, to define its pharmacokinetic, safety and tolerability profile, in first half of 2024.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended March 31, 2024 versus March 31, 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023	Increase (Decrease)
Operating Expenses
Research and development	$13,305,306	$15,861,010	$(2,555,704)
General and administrative	9,682,554	12,292,599	(2,610,045)
Total	$22,987,860	$28,153,609	$(5,165,749)

Research and Development Expense

Research and development expense for the three months ended March 31, 2024 was approximately $13,305,300 compared to $15,861,000 for the three months ended March 31, 2023, a decrease of approximately $2,555,700. The change was primarily driven by:

●	Decrease in study costs of $3,658,900 associated with the completion of the long-term, open-label study, Study 310 in 3rd Quarter 2023, as well as RELIANCE I and III in late 2022;

●	Decrease in stock-based compensation expense of $294,800;

●	Increase in other research expenses of $1,330,800 primarily associated with the ramp-up of the 302 and 304 studies in 2024;

●	Increase in compensation expense of $61,300 due to an increase in research and development employees and their related bonus; and

●	Increase in manufacturing and drug storage costs of $5,900.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2024 was approximately $9,682,600 compared to $12,292,600 for the three months ended March 31, 2023, a decrease of approximately $2,610,000. The change was primarily due to:

●	Decrease in stock-based compensation expense of $2,764,100;

●	Increase in other general and administrative expenses of $92,100 primarily due to an increase in consulting services; and

●	Increase in compensation expense of $62,000 related to an increase of general and administrative employees and their related bonuses.

Other Income (Expense)

Interest/investment income was approximately $1,055,900 and $1,207,600 for the three months ended March 31, 2024 and 2023, respectively. The decrease was due to higher interest rates and investment yields. Realized gain on short-term investments was approximately $53,100 and realized loss was $666,700 for the three months ended March 31, 2024 and 2023, respectively. Unrealized gain on short-term investments for the three months ended March 31, 2024 was approximately $50,700 compared to approximately $1,291,100 for the three months ended March 31, 2023.

Net Loss

The net loss for the Company for the three months ended March 31, 2024 and 2023 was approximately $21,828,100 and $26,351,600 respectively. The Company had loss per share, basic and diluted of $0.72 and $0.87 for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2024 and 2023, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $13,036,748 for the three months ended March 31, 2024 and has an accumulated deficit of $582,730,807 from inception through March 31, 2024. At March 31, 2024 the Company had cash and cash equivalents, and short-term investments of $83,612,705.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash used in operating activities	$(13,036,748)	$(16,505,094)
Cash provided by investing activities	10,058,451	40,003,549
Cash provided by financing activities	221,747	-
Net increase/(decrease) in cash and cash equivalents	$(2,756,550)	23,498,455)

For the three months ended March 31, 2024, cash used in operating activities was $13,036,748 primarily due to the net loss of $21,828,126 offset by non-cash stock-based compensation charges of $8,295,468. There were realized gains and unrealized gains on short-term investments of $53,133 and $50,713, respectively. In addition, there was a decrease in operating assets and liabilities of $599,756.

For the three months ended March 31, 2023, cash used in operating activities was $16,505,094 primarily due to the net loss of $26,321,576 offset by non-cash stock-based compensation charges of $11,354,466. There were realized losses and unrealized gains on short-term investments of $666,708 and $1,291,110, respectively. In addition, there was a decrease in operating assets and liabilities of $913,582.

For the three months ended March 31, 2024, cash provided by investing activities was $10,058,451 due to $7,013,933 of purchases of short-term investments offset by $17,072,384 of sales of short-term investments.

For the three months ended March 31, 2023, cash provided by investing activities was $40,003,549 related to the purchase of $34,767,288 and the sale of $74,770,836 short-term investments.

Net cash provided by financing activities for the three months ended March 31, 2024 was $221,747 due to proceeds from options exercised for common stock of $246,747 offset by ATM fees of $25,000.

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

Commitments and Contingencies

Please refer to Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2024 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2024, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewithin
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewithin
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewithin
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewithin
101.INS	Inline XBRL Instance Document.	Filed herewithin
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewithin
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewithin
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewithin
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewithin
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewithin
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewithin

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)