Form 10-Q
period 2024-06-30
RELMADA THERAPEUTICS, INC.
filed 2024-08-07
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

As of August 2, 2024, there were 30,174,202 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,086,260	$4,091,568
Short-term investments	68,351,069	92,232,292
Prepaid expenses	537,522	1,185,057
Total current assets	70,974,851	97,508,917
Other assets	53,625	43,125
Total assets	$71,028,476	$97,552,042

Liabilities and Stockholders’ Equity

Commitments and Contingencies (See Note 6)

Current liabilities:
Accounts payable	$4,174,568	$3,506,009
Accrued expenses	5,362,280	8,688,791
Total current liabilities	9,536,848	12,194,800

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,174,202 and 30,099,203 shares issued and outstanding, respectively	30,174	30,099
Additional paid-in capital	661,960,383	646,229,824
Accumulated deficit	(600,498,929)	(560,902,681)
Total stockholders’ equity	61,491,628	85,357,242
Total liabilities and stockholders’ equity	$71,028,476	$97,552,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$10,721,089	$13,740,205	$24,026,395	$29,601,215
General and administrative	8,097,695	12,286,521	17,780,249	24,579,120
Total operating expenses	18,818,784	26,026,726	41,806,644	54,180,335

Loss from operations	(18,818,784)	(26,026,726)	(41,806,644)	(54,180,335)

Other (expenses) income:
Interest/investment income, net	963,013	1,363,406	2,018,901	2,571,037
Realized (loss) gain on short-term investments	133,114	-	186,247	(666,708)
Unrealized (loss) gain on short-term investments	(45,465)	(639,634)	5,248	651,476
Total other income	1,050,662	723,772	2,210,396	2,555,805

Net loss	$(17,768,122)	$(25,302,954)	$(39,596,248)	$(51,624,530)

Loss per common share – basic and diluted	$(0.59)	$(0.84)	$(1.31)	$(1.72)

Weighted average number of common shares outstanding – basic and diluted	30,174,202	30,099,203	30,153,186	30,099,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242
Stock based compensation	-	-	8,295,468	-	8,295,468
Options exercised for common stock	74,999	75	246,672	-	246,747
ATM Fees	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	(21,828,126)	(21,828,126)
Balance – March 31, 2024	30,174,202	30,174	654,746,964	(582,730,807)	72,046,331
Stock based compensation	-	-	7,213,419	-	7,213,419
Net loss	-	-	-	(17,768,122)	(17,768,122)
Balance – June 30, 2024	30,174,202	$30,174	$661,960,383	$(600,498,929)	$61,491,628

	Three and Six months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock based compensation	-	-	11,354,466	-	11,354,466
Net loss	-	-	-	(26,321,576)	(26,321,576)
Balance – March 31, 2023	30,099,203	30,099	613,871,604	(488,432,511)	125,469,192
Stock based compensation	-	-	11,169,517	-	11,169,517
Net loss	-	-	-	(25,302,954)	(25,302,954)
Balance – June 30, 2023	30,099,203	$30,099	$625,041,121	$(513,735,465)	$111,335,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(39,596,248)	$(51,624,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,508,887	22,523,983
Realized loss (gain) on short-term investments	(186,247)	666,708
Unrealized (gain) loss on short-term investments	(5,248)	(651,476)
Change in operating assets and liabilities:
Other receivables	-	512,432
Prepaid expenses and other assets	637,035	560,931
Accounts payable	668,559	(408,320)
Accrued expenses	(3,326,511)	(1,358,091)
Net cash (used in) operating activities	(26,299,773)	(29,778,363)

Cash flows from investing activities
Purchase of short-term investments	(8,313,312)	(45,577,832)
Sale of short-term investments	32,386,030	84,429,644
Net cash provided by investing activities	24,072,718	38,851,812

Cash flows from financing activities
Proceeds from options exercised for common stock	246,747	-
ATM Fees	(25,000)	-
Net cash provided by financing activities	221,747	-
Net (decrease)/increase in cash and cash equivalents	(2,005,308)	9,073,449
Cash and cash equivalents at beginning of the period	4,091,568	5,395,905

Cash and cash equivalents at end of the period	$2,086,260	$14,469,354

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income Tax	$-	$-

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $26,299,773 for the six months ended June 30, 2024 and has an accumulated deficit of $600,498,929 from inception through June 30, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are stock-based compensation expenses and recorded amounts related to income taxes.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents balance of $2,086,260 at June 30, 2024 at these institutions exceed the federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). Substantially all equity investments in nonconsolidated entities are measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the condensed consolidated statements of operations. Short term investment activity is presented in the investing activities section on the condensed consolidated statements of cash flows.

Short-term investments at June 30, 2024 and December 31, 2023, consisted of mutual funds with a fair value of $68,351,069 and $92,232,292, respectively.

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

The Company’s short-term investment instruments of $68,351,069 at June 30, 2024 consist of mutual funds, bank deposits and money market funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the condensed consolidated statements of operations under other income. The Company recorded an unrealized loss of $45,465 and a realized gain of $5,248 included in other income for the three and six months ended June 30, 2024, respectively. The Company recorded an unrealized loss of $639,634 and an unrealized gain of $651,476 included in other income for the three and six months ended June 30, 2023, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2024, and December 31, 2023, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2024 and December 31, 2023. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from June 30, 2018 forward.

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

For the six months ended June 30, 2024 and 2023, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Six months ended
	June 30, 2024	June 30, 2023
Stock options	13,052,592	12,483,856
Common stock warrants	1,813,455	3,027,441
Total	14,866,047	15,511,297

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

Subsequent Events

The Company’s management reviewed all material events through the date the unaudited condensed consolidated financial statements were issued for subsequent event disclosure consideration.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2024	December 31, 2023
Insurance	$86,000	$365,100
Research and Development	349,400	695,000
Other	102,100	125,000
Total	$537,500	$1,185,100

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2024	December 31, 2023
Research and development	$4,035,700	$5,394,700
Professional fees	240,300	174,000
Accrued bonus	621,600	2,632,400
Accrued vacation	395,000	372,200
Other	69,700	115,500
Total	$5,362,300	$8,688,800

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of June 30, 2024, no shares have been issued under this agreement.

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

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2024, no shares were available for future grants under the 2014 or 2021 Plan.

As of June 30, 2024, no stock appreciation rights have been issued.

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

From January 1, 2024 through June 30, 2024, 487,434 options were issued to various consultants and employees with an exercise price ranging from $3.05 to $3.44 and a 10-year term, vesting over a 3.56 - 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $1.3 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.10 – 4.51% - (2) expected life of 5.92 - 6.25 years, (3) expected volatility of 113.5% - 114.1%, and (4) zero expected dividends.

At June 30, 2024, the Company has unrecognized stock-based compensation expense of approximately $39.2 million related to unvested stock options which will be recognized over the weighted average remaining service period of 1.91 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the six months ended June 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2023	17,416,192	$12.99	8.3	$11,183,370
Granted	487,434	$3.10	9.88	$-
Exercised	(74,999)	$-	-	-
Forfeited	(18,407)	$-	-	$-
Cancelled	(4,757,628)	$-	-	$-
Outstanding at June 30, 2024	13,052,592	$16.47	7.27	$352,084
Options exercisable at June 30, 2024	8,289,638	$19.59	6.69	$44,692

Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	2,381,366	$20.02
Forfeited	(567,911)	$-
Exercised	-	$-
Outstanding at June 30, 2024	1,813,455	$23.72
Warrants vested at June 30, 2024	1,722,705	$23.27

At June 30, 2024, the Company had approximately $1.7 million of unrecognized compensation expense related to outstanding warrants.

At June 30, 2024, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock -based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the six months ended June 30, 2024 and 2023 (rounded to nearest $00):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Research and development	$3,279,300	$3,716,800
General and administrative	12,229,600	18,807,200
Total	$15,508,900	$22,524,000

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of June 30, 2024, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2024, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of June 30, 2024, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Beginning on December 1, 2023, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $12,000; that lease was terminated on May 31, 2024.

Beginning on May 29, 2024, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $10,500; that lease expires on May 30, 2025.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

For the six months ended June 30, 2024 and 2023, the Company recognized lease expense of approximately $122,100 and $137,000, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $69,400 and $80,900 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 - SUBSEQUENT EVENTS

On July 15, 2024, the Company issued 10,000 Cash-settled Stock Appreciation Rights to a new employee with a term of 10 years, an exercise price of $3.84, and vesting over 4 years.

On August 1, 2024, the Company issued 100,000 Cash-settled Stock Appreciation Rights to a new employee with a term of 10 years, an exercise price of $3.69, and vesting over 4 years.

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

Our lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. On October 15, 2019, we reported top-line data from study REL-1017-202. During late 2022, we announced RELIANCE I and III, both Phase 3 trials, did not achieve their primary endpoints. Relmada has completed its long term open label study and plans to complete two additional ongoing adjunctive Phase 3 trials (RELIANCE II and RELIGHT).

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

On December 7, 2022, Relmada announced that its RELIANCE I study, evaluating REL-1017 as an adjunctive treatment for MDD, did not achieve its primary endpoint, which was a statistically significant improvement in depression symptoms compared to placebo as measured by MADRS on Day 28. In the study, the REL-1017 treatment arm (n= 113) showed a MADRS reduction of 15.1 points at Day 28 versus 12.9 points for the placebo arm (n=114), which is a clinically meaningful difference of 2.3 points on the MADRS. The study also showed a nominally statistically significant difference in the response rate, with a response rate of 39.8% in the REL-1017 arm vs 27.2% in the placebo arm (p<0.05). Additionally, in a prespecified protocol population analysis, the REL-1017 treatment arm (n=101) showed a MADRS reduction of 15.6 points at Day 28 versus 12.5 points for the placebo arm (n+97), a difference of 3.1 points, with nominal p=0.051.

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

Psilocybin Program (REL-P11):

On October 11, 2023, Relmada announced that it intends to enter human studies of its proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications in doses that we believe are lower than those associates with psychedelic effects. The Company plans to commence a single-ascending dose Phase 1 trial in obese subjects in 2024 to define the pharmacokinetic, safety and tolerability profile of Relmada's modified-release psilocybin formulation (REL-P11) in this population, followed by a Phase 2a trial to establish clinical proof-of-concept.

Pre-clinical data in a rodent model of metabolic dysfunction-associated steatotic liver disease (MASLD) demonstrated beneficial effects of psilocybin on multiple metabolic parameters, including reduced hepatic steatosis, reduced body weight gain, and fasting blood glucose levels.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	Conduct a formal interim analysis, with futility and sample size re-estimation analyses, of RELIANCE II study by year-end 2024.

●	Complete enrollment in the ongoing RELIANCE II study by year-end 2024.

●	Initiate Phase 1 trial in obese subjects with the modified-release formulation of psilocybin (REL-P11) in 2024.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of $39,596,248 for the six months ended June 30, 2024. At June 30, 2024, we had an accumulated deficit of $600,498,929.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), ZURZUVANETM (Sage), Spravato® (Johnson & Johnson) and Auvelity™ (Axsome).

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

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunity, REL-1017 currently in two Phase 3 trials for the adjunctive treatment of MDD (RELIANCE II and RELIGHT) that build on the knowledge obtained from RELIANCE I, which did not meet its primary endpoint.

●	Robust and highly statistically significant, efficacy seen with esmethadone in a randomized Phase 2 trial with the primary endpoint at 7 days, with onset of action seen at 4 days, and the effect carrying through to 14 days (7 days post-treatment).

●	Successful Phase 1 safety studies of esmethadone and strong clinical activity signal in depression established in three independent animal models in preclinical studies.

●	Potential in additional multiple indications in underserved markets with large patient population in other affective disorders, and cognitive disorders.

●	Substantial esmethadone IP Portfolio and market protection: approved and filed patent applications provide coverage beyond 2033.

●	Portfolio diversification with the development of a novel psilocybine (REL-P11) for the treatment of metabolic indications. This program is expected to enter human studies, to define its pharmacokinetic, safety and tolerability profile, in 2024.

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions such as Harvard, Cornell, Yale, and University of Pennsylvania.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended June 30, 2024 versus June 30, 2023:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023	Increase (Decrease)
Operating Expenses
Research and development	$10,721,089	$13,740,205	$(3,019,116)
General and administrative	8,097,695	12,286,521	(4,188,826)
Total	$18,818,784	$26,026,726	$(7,207,942)

Research and Development Expense

Research and development expense for the three months ended June 30, 2024, was approximately $10,721,100 compared to $13,740,200 for the three months ended June 30, 2023, a decrease of approximately $3,019,100. The decrease was primarily due to:

●	Decrease in study costs of $3,423,900 associated with the completion of the long-term, open-label study, Study 310 in the 3rd Quarter 2023, as well as RELIANCE I and III in late 2022;

●	Decrease in compensation expense of $208,200 due to an decrease in research and development employees and their related bonuses;

●	Decrease in stock-based compensation expense of $142,700 related to options granted to employees;

●	Increase in manufacturing and drug storage costs of $380,700; and

●	Increase in other research expenses of $375,000 primarily associated with the ramp-up of the 302 and 304 studies in 2024.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2024, was approximately $8,097,700 compared to $12,286,500 for the three months ended June 30, 2023, a decrease of approximately $4,188,800. The decrease was primarily due to:

●	Decrease in stock-based compensation expense of 3,813,500 related to option grants to employees and key consultants;

●	Decrease in other general and administrative expenses of $288,100 primarily due to a decrease in consulting services; and

●	Decrease in compensation expense of $87,200 related to a decrease of general and administrative employees.

Other Income (Expense)

Interest / investment income was approximately $963,000 and $1,363,400 for the three months ended June 30, 2024 and 2023, respectively. The decrease was due to lower interest rates and investment yields. Realized gain on short-term investments was approximately $133,100 and $0 for the three months ended June 30, 2024 and 2023, respectively. Unrealized loss on short-term investments was approximately $45,500 and $639,600 for the three months ended June 30, 2024 and 2023, respectively.

Net Loss

The net loss for the Company for the three months ended June 30, 2024 and 2023 was approximately $17,768,100 and $25,303,000, respectively. The Company had loss per share basic and diluted of $0.59 and $0.84 for the three months ended June 30, 2024 and 2023, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended June 30, 2024 and 2023, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2024 versus June 30, 2023

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	Increase (Decrease)
Operating Expenses
Research and development	$24,026,395	$29,601,215	$(5,574,820)
General and administrative	17,780,249	24,579,120	(6,798,871)
Total	$41,806,644	$54,180,335	$(12,373,691)

Research and Development Expense

Research and development expense for the six months ended June 30, 2024 was approximately $ 24,026,400 compared to $29,601,200 for the six months ended June 30, 2023, a decrease of approximately $5,574,800. The decrease was primarily due to:

●	Decrease in study costs of $7,082,800 associated with the completion of the long-term, open-label study, Study 310 in the 3rd Quarter 2023, as well as RELIANCE I and III in late 2022

●	Decrease in stock-based compensation expense of $437,500;

●	Decrease in compensation expense of $146,800 due to a decrease in research and development employees and their related bonuses;

●	Increase in other research expenses of $1,672,000 primarily associated with the ramp-up of the 302 and 304 studies in 2024;

●	Increase in manufacturing and drug storage costs of $386,600; and

●	Increase in pre-clinical and toxicology expenses of $33,700.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2024 was approximately $17,780,200 compared to $24,579,100 for the six months ended June 30, 2023, a decrease of approximately $6,798,900. The decrease was primarily due to:

●	Decrease in stock-based compensation expense of $6,577,500 related to option grants to employees and key consultants;

●	Decrease in other general and administrative expenses of $196,000 primarily due to a decrease in consulting services; and

●	Decrease in compensation expense of $25,400 primarily related an decrease of general and administrative employees and their related bonuses.

Other Income (Expense)

Interest / investment income was approximately $2,018,900 and $2,571,000 for the six months ended June 30, 2024 and 2023, respectively. The decrease was due to lower interest rates and investment yields. Realized gain on short-term investments was approximately $186,200 for the six months ended June 30, 2024 compared to a realized loss of approximately $666,700 for the six months ended June 30, 2023. Unrealized gain on short-term investments was approximately $5,200 and $651,500 for the six months ended June 30, 2024 and 2023, respectively.

Net Loss

The net loss for the Company for the six months ended June 30, 2024 and 2023 was approximately $39,596,200 and $51,624,500, respectively. The Company had loss per share basic and diluted of $1.31 and $1.72 for the six months ended June 30, 2024 and 2023, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2024 and 2023, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred negative operating cash flows of $26,299,773 for the six months ended June 30, 2024 and has an accumulated deficit of $600,498,929 from inception through June 30, 2024. At June 30, 2024, the Company had cash and cash equivalents and short term investments of $70,437,329.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash used in operating activities	$(26,299,773)	$(29,778,363)
Cash provided by investing activities	24,072,718	38,851,812
Cash provided by financing activities	221,747	-
Net (decrease) increase in cash and cash equivalents	$(2,005,308)	$9,073,449

For the six months ended June 30, 2024, cash used in operating activities was $26,299,773 primarily due to the net loss of $39,596,248 offset by non-cash stock-based compensation charges of $15,508,887. There were realized and unrealized gains on short-term investments of $186,247 and $5,248, respectively. In addition, there was a decrease in operating assets and liabilities of $2,020,917.

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

For the six months ended June 30, 2024, cash provided by investing activities was $24,072,718, due to $8,313,312 of purchases of short-term investments offset by $32,386,030 of sales of short-term investments.

For the six months ended June 30, 2023, cash provided by investing activities was $38,851,812, due to $45,577,832 of purchases of short-term investments offset by $84,429,644 of sales of short-term investments.

For the six months ended June 30, 2024, cash provided by financing activities was $221,747 due to proceeds from options exercised for common stock of $246,747 offset by ATM fees of $25,000.

There was no cash provided by financing activities for the six months ended June 30, 2023.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2024 have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2024, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

On May 14, 2024, Charles Ence, the Company’s Chief Accounting and Compliance Officer, adopted an individual trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, which has a term of eight months beginning August 14, 2024 to sell up to 174,361 shares of our common stock issuable upon exercise of stock options, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 17, 2025, or when all of the shares under the plan are sold.

No other directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

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

Date: August 7, 2024	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)