Form 10-Q
period 2024-09-30
RELMADA THERAPEUTICS, INC.
filed 2024-11-07
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 30,174,202 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30,	As of
	2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,483,789	$4,091,568
Short-term investments	52,633,938	92,232,292
Prepaid expenses	1,584,803	1,185,057
Total current assets	55,702,530	97,508,917
Other assets	21,975	43,125
Total assets	$55,724,505	$97,552,042

Commitments and Contingencies (See Note 8)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,345,541	$3,506,009
Accrued expenses	5,741,220	8,688,791
Total current liabilities	8,086,761	12,194,800
Stock appreciation rights	12,562	-
Total liabilities	8,099,323	12,194,800

Stockholders’ Equity:
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,174,202 and 30,099,203 shares issued and outstanding, respectively	30,174	30,099
Additional paid-in capital	669,819,907	646,229,824
Accumulated deficit	(622,224,899)	(560,902,681)
Total stockholders’ equity	47,625,182	85,357,242
Total liabilities and stockholders’ equity	$55,724,505	$97,552,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$11,149,136	$10,454,072	$35,175,531	$40,055,287
General and administrative	11,859,702	12,238,566	29,639,951	36,817,686
Total operating expenses	23,008,838	22,692,638	64,815,482	76,872,973

Loss from operations	(23,008,838)	(22,692,638)	(64,815,482)	(76,872,973)

Other (expenses) income:
Interest/investment income, net	856,478	1,321,441	2,875,379	3,892,478
Realized (loss) gain on short-term investments	147,835	(51,714)	334,082	(718,422)
Unrealized (loss) gain on short-term investments	278,555	(579,147)	283,803	72,329

Total other (expense) income – net	1,282,868	690,580	3,493,264	3,246,385

Net loss	$(21,725,970)	$(22,002,058)	$(61,322,218)	$(73,626,588)

Loss per common share – basic and diluted	$(0.72)	$(0.73)	$(2.03)	$(2.45)

Weighted average number of common shares outstanding – basic and diluted	30,174,202	30,099,203	30,160,242	30,099,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242
Stock-based compensation	-	-	8,295,468	-	8,295,468
Options exercises for common stock	74,999	75	246,672	-	246,747
ATM Fees	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	(21,828,126)	(21,828,126)
Balance – March 31, 2024	30,174,202	30,174	654,746,964	(582,730,807)	72,046,331
Stock-based compensation	-	-	7,213,419	-	7,213,419
Net loss	-	-	-	(17,768,122)	(17,768,122)
Balance – June 30, 2024	30,174,202	30,174	661,960,383	(600,498,929)	61,491,628
Stock-based compensation	-	-	7,949,125	-	7,949,125
ATM Fees	-	-	(89,601)	-	(89,601)
Net loss	-	-	-	(21,725,970)	(21,725,970)
Balance – September 30, 2024	30,174,202	$30,174	$669,819,907	$(622,224,899)	$47,625,182

	Three and Nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock-based compensation	-	-	11,354,466	-	11,354,466
Net loss	-	-	-	(26,321,576)	(26,321,576)
Balance – March 31, 2023	30,099,203	30,099	613,871,604	(488,432,511)	125,469,192
Stock-based compensation	-	-	11,169,517	-	11,169,517
Net loss	-	-	-	(25,302,954)	(25,302,954)
Balance – June 30, 2023	30,099,203	30,099	625,041,121	(513,735,465)	111,335,755
Stock-based compensation	-	-	11,392,938	-	11,392,938
Net loss	-	-	-	(22,002,058)	(22,002,058)
Balance – September 30, 2023	30,099,203	$30,099	$636,434,059	$(535,737,523)	$100,726,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(61,322,218)	$(73,626,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,458,012	33,916,921
Realized (gain) loss on short-term investments	(334,082)	718,422
Unrealized (gain) loss on short-term investments	(283,803)	(72,329)
Change in operating assets and liabilities:
Other receivable	-	512,432
Prepaid expenses and other assets	(378,596)	1,188,309
Accounts payable	(1,160,468)	(2,405,184)
Accrued expenses	(2,947,571)	(1,641,475)
Stock appreciation rights compensation	12,562	-
Net cash used in operating activities	(42,956,164)	(41,409,492)

Cash flows from investing activities
Purchase of short-term investments	(11,424,986)	(57,151,963)
Sale of short-term investments	51,641,225	99,864,149
Net cash provided by investing activities	40,216,239	42,712,186

Cash flows from financing activities
Proceeds from options exercised for common stock	246,747	-
ATM Fees	(114,601)	-
Net cash provided by financing activities	132,146	-

Net increase /(decrease) in cash and cash equivalents	(2,607,779)	1,302,694
Cash and cash equivalents at beginning of the period	4,091,568	5,395,905
Cash and cash equivalents at end of the period	$1,483,789	6,698,599

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income Tax	$-	$-

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2024, the Company incurred a net loss of $61,322,218 and had negative operating cash flows of $42,956,164. Given the Company’s projected operating requirements and its existing cash and cash equivalents and short-term investments, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating the size and scope of any subsequent operations and clinical trials that will affect the timing to obtain the required funding of future operations. Financing strategies may include, but are not limited to, the public or private sale of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents balance of $1,483,789 at September 30, 2024 at these institutions exceed the federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value (NAV). Substantially all equity investments in nonconsolidated entities are measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the unaudited condensed consolidated statements of operations. Short-term investment activity is presented in the investing activities section on the unaudited condensed consolidated statements of cash flows.

Short-term investments at September 30, 2024 and December 31, 2023, consisted of mutual funds with a fair value of $52,633,938 and $92,232,292, respectively.

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

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s short-term investment instruments of $52,633,938 at September 30, 2024 consist of mutual funds and are classified using Level 1 inputs within the fair value hierarchy because the value is based on quoted prices in active markets. Unrealized gains and losses are recorded in the unaudited condensed consolidated statements of operations under other income. The Company recorded realized gains of $147,835 and $334,082 included in other income for the three and nine months ended September 30, 2024, respectively. The Company recorded unrealized gains of $278,555 and $283,803 included in other income for the three and nine months ended September 30, 2024, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2024, and December 31, 2023, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2024 and December 31, 2023. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from September 30, 2018 forward.

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

Stock Appreciation Rights

Pursuant to the terms of the Company’s 2021 Equity Incentive Plan, the Company grants cash-settled Stock Appreciation Rights (“SARs”) that are classified as liabilities under ASC 718 (Compensation—Stock Compensation). These SARs allow employees to receive cash payments based on the appreciation of the Company’s stock price over a specified period.

The initial fair value of SARs is determined on the grant date using the Black-Scholes option pricing model. SARs are remeasured at fair value at each reporting date using the Black-Scholes pricing model until they are exercised or expire. Changes in fair value are recognized in the income statement as a compensation expense. Compensation expense is recognized over the service period, which is the period during which employees are required to provide service in exchange for the award.

Upon exercise, the Company will settle SARs in cash based on the difference between the fair value of the underlying shares at the exercise date and the exercise price.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the nine months ended September 30, 2024 and 2023, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2024	September 30, 2023
Stock options	13,052,592	12,455,568
Common stock warrants	1,663,451	3,027,441
Total	14,716,043	15,483,009

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2024	December 31, 2023
Insurance	$611,200	$365,100
Research and Development	730,300	695,000
Other	243,300	125,000
Total	$1,584,800	$1,185,100

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2024	December 31, 2023
Research and development	$4,042,700	$5,394,700
Professional fees	252,300	174,000
Accrued bonus	970,500	2,632,400
Accrued vacation	395,400	372,200
Other	80,300	115,500
Total	$5,741,200	$8,688,800

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - STOCK APPRECIATION RIGHTS

During the nine months ended September 30, 2024, 110,000 stock appreciation rights have been issued to employees with an exercise price of $3.84 - $3.69 respectively with a 10-year term, and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.87 – 4.15%, (2) expected life of 6.25 years, (3) expected volatility of 113%, and (4) zero expected dividends.

At September 30, 2024, the Company revalued the stock appreciation rights using a stock price of $3.24 and an exercise price of $3.84 - $3.69. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.63%, (2) expected life of 6 years, (3) expected volatility of 112%, and (4) zero expected dividends.

As of September 30, 2024, the total liability related to SARs is $12,562, reflecting the fair value as of the reporting date. During the quarter ended September 30, 2024, the Company recorded compensation related to the SARs in the amount of $12,562, included in research and development expenses in the accompanying consolidated statements of operations.

A summary of the changes in SARs during the nine months ended September 30, 2024 is as follows.

	Number of SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	-	$-	-	$-
Granted	110,000	$3.70	9.84	$-
Outstanding at September 30, 2024	110,000	$3.70	9.84	$-
SARs vested at September 30, 2024	-	$-	-	$-

At September 30, 2024, the Company has unrecognized compensation expense of approximately $0.3 million related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.83 years.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies LLC, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of September 30, 2024, no shares have been issued under this agreement.

Options and Warrants

In December 2014, the Board of Directors adopted and the Company’s shareholders approved Relmada’s 2014 Stock Option and Equity Incentive Plan, as amended (the “ 2014 Plan”), which allows for the granting of 5,152,942 common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors.

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

As of September 30, 2024, 350 shares were available for future grants under the 2014 or 2021 Plan.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

From January 1, 2024 through September 30, 2024, 487,434 options were issued to various consultants and employees with an exercise price ranging from $3.05 to $3.44 and a 10-year term, vesting over a 3.56 - 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $1.3 million calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.10 – 4.51% - (2) expected life of 5.92 - 6.25 years, (3) expected volatility of 113.5% - 114.1%, and (4) zero expected dividends.

At September 30, 2024, the Company has unrecognized stock-based compensation expense of approximately $32 million related to unvested stock options which will be recognized over the weighted average remaining service period of 1.78 years.

Options

A summary of the changes in options during the nine months ended September 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2023	17,416,192	$12.99	8.3	$11,183,370
Granted	487,434	$3.10	9.63	$-
Exercised	(74,999)	$-	-	-
Forfeited	(18,407)	$-	-	$-
Cancelled	(4,757,628)	$-	-	$-
Outstanding at September 30, 2024	13,052,592	$16.47	7.02	$599,973
Options exercisable at September 30, 2024	8,888,189	$19.28	6.52	$111,698

Warrants

A summary of the changes in outstanding warrants during the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	2,381,366	$20.02
Forfeited	(717,915)	$-
Exercised	-	$-
Outstanding at September 30, 2024	1,663,451	$25.31
Warrants vested at September 30, 2024	1,600,326	$25.05

At September 30, 2024, the Company had approximately $0.9 million of unrecognized compensation expense related to outstanding warrants.

At September 30, 2024, the aggregate intrinsic value of warrants vested and outstanding was $3,240.

Stock -based compensation for options and warrants by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (rounded to nearest $00):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Research and development	$5,007,300	$5,463,100
General and administrative	18,450,700	28,453,800
Total	$23,458,000	$33,916,900

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Wonpung

On August 20, 2007, the Company entered into a License Development and Commercialization Agreement with Wonpung Mulsan Co, a shareholder of the Company. Wonpung has exclusive territorial rights in countries it selects in Asia to market up to two drugs the Company was developing at the time of the signing of the agreement and a right of first refusal (“ROFR”) for up to an additional five drugs that the Company may develop in the future as defined in more detail in the license agreement. If the parties cannot agree to terms of a license agreement then the Company shall be able to engage in discussions with other potential licensors. As of September 30, 2024, no discussions are active between the Company and Wonpung.

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

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 million or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2024, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, the Company entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of September 30, 2024, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

The new licensed program stems from an international collaboration among U.S., European and Swiss scientists that has focused on the discovery and development of compounds that may promote neural plasticity.  Dr. Paolo Manfredi, Relmada’s co-inventor of REL-1017 and Relmada’s scientific advisor, and Dr. Marco Pappagallo, Relmada’s scientific advisor, are among the scientists affiliated with Arbormentis, LLC.

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

Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $14,500; that lease was terminated on November 30, 2023.

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

For the nine months ended September 30, 2024 and 2023, the Company recognized lease expense of approximately $179,700 and $213,500, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $107,300 and $118,800 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 10 - SUBSEQUENT EVENTS

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

Our lead product candidate, esmethadone, is being developed as a rapidly acting, oral agent for the treatment of depression and other potential indications. On October 15, 2019, we reported top-line data from study REL-1017-202. During late 2022, we announced RELIANCE I and III, both Phase 3 trials, did not achieve their primary endpoints. Relmada has completed its long-term open label study and plans to complete two additional ongoing adjunctive Phase 3 trials (RELIANCE II and RELIGHT).

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

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	Conduct a formal interim analysis, with futility and sample size re-estimation analyses, of RELIANCE II study by year-end 2024.

●	Outcome of RELIANCE II interim analysis expected before year-end 2024.

●	Initiate Phase 1 trial in obese subjects with the modified-release formulation of psilocybin (REL-P11) in 2024.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of $61,322,218 for the nine months ended September 30, 2024. At September 30, 2024, we had an accumulated deficit of $622,224,899.

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

The depression treatment market is segmented on the basis of antidepressants drugs, devices, and therapies. Antidepressants are the largest and most popular market segment. The antidepressants segment consists of large pharmaceutical and generic companies, such as Eli Lilly, Pfizer, GlaxoSmithKline, Allergan, Sage Therapeutics and Johnson & Johnson. Some of the notable drugs produced by these companies are Cymbalta® (Eli Lilly), Effexor® (Pfizer), Pristiq® (Pfizer), ZURZUVAETM (Sage), Spravato® (Johnson & Johnson) and Auvelity™ (Axsome).

Intellectual Property Portfolio and Market Exclusivity

We have over 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially providing coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia” (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella-zoster, or herpes zoster, virus) which, upon potential NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) and may be eligible for an additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union. We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

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

Results of Operations

For the Three Months Ended September 30, 2024 versus September 30, 2023:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease)
Operating Expenses
Research and development	$11,149,136	$10,454,072	$695,064
General and administrative	11,859,702	12,238,566	(378,864)
Total	$23,008,838	$22,692,638	$316,200

Research and Development Expense

Research and development expense for the three months ended September 30, 2024, was approximately $11,149,100 compared to $10,454,100 for the three months ended September 30, 2023, an increase of approximately $695,000. The increase was due to:

●	Decrease in study costs of $842,900 associated with the completion of the long-term, open-label study, Study 310 in the 3rd Quarter 2023, as well as RELIANCE I and III in late 2022;

●	Decrease in manufacturing and drug storage costs of $256,900;

●	Decrease in compensation expense of $115,100 due to a decrease in research and development employees and their related bonuses;

●	Decrease in stock-based compensation expense of $18,200 related to options granted to employees;

●	Increase in other research expenses of $1,915,500 primarily associated with the ramp-up of the 302 and 304 studies in 2024; and

●	Increase in stock appreciation rights expense of $12,600 related to stock appreciation rights granted to employees.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2024, was approximately $11,859,700 compared to $12,238,600 for the three months ended September 30, 2023, a decrease of approximately $378,900. The decrease was due to:

●	Decrease in stock-based compensation of $3,425,600 which can be attributed to two key factors. First, equity grants from four years ago have dropped off the amortization schedule, as they reached the end of their vesting period. Second, the Company granted significantly fewer options this past year due to the lack of shareholder approval to increase the 2021 Equity Incentive Plan. Without this approval, the company was unable to issue a substantial number of new stock options, further contributing to the reduction in stock-based compensation expenses for the current period. These two factors combined have led to the notable decrease in these expenses;

●	Increase in cash compensation expense of $2,060,100 related to retention bonuses. These bonuses were designed to help offset the absence of equity-based compensation, ensuring that the Company's leadership remained incentivized and aligned with the organization's long-term goals; and

●	Increase in other general and administrative expenses of $986,600 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $856,500 and $1,321,400 for the three months ended September 30, 2024 and 2023, respectively. The decrease was due to lower interest rates and investment yields. Realized gain on short-term investments was approximately $147,800 and realized loss on short-term investments was approximately $51,700 for the three months ended September 30, 2024 and 2023, respectively. Unrealized gain on short-term investments was approximately $278,600 and unrealized loss on short-term investments was approximately $579,100 for the three months ended September 30, 2024 and 2023, respectively.

Net Loss

The net loss for the Company for the three months ended September 30, 2024 and 2023 was approximately $21,726,000 and $22,002,100, respectively. The Company had loss per share basic and diluted of $0.72 and $0.73 for the three months ended September 30, 2024 and 2023, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2024 and 2023, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Nine Months Ended September 30, 2024 versus September 30, 2023:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease)
Operating Expenses
Research and development	$35,175,531	$40,055,287	$(4,879,756)
General and administrative	29,639,951	36,817,686	(7,177,735)
Total	$64,815,482	$76,872,973	$(12,057,491)

Research and Development Expense

Research and development expense for the nine months ended September 30, 2024 was approximately $35,175,500 compared to $40,055,300 for the nine months ended September 30, 2023, a decrease of approximately $4,879,800. The decrease was due to:

●	Decrease in study costs of $7,925,700 associated with the completion of the long-term, open-label study, Study 310 in the 3rd Quarter 2023, as well as RELIANCE I and III in late 2022

●	Decrease in stock-based compensation expense of $455,700;

●	Decrease in compensation expense of $261,900 due to a decrease in research and development employees and their related bonuses;

●	Increase in other research expenses of $3,587,500 primarily associated with the ramp-up of the 302 and 304 studies in 2024;

●	Increase in manufacturing and drug storage costs of $129,700;

●	Increase in pre-clinical and toxicology expenses of $33,700; and

●	Increase in stock appreciation right expenses of $12,600.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2024 was approximately $29,640,000 compared to $36,817,700 for the nine months ended September 30, 2023, a decrease of approximately $7,177,700. The decrease was due to:

●	Decrease in stock-based compensation of $10,003,100 which can be attributed to two key factors. First, equity grants from four years ago have dropped off the amortization schedule, as they reached the end of their vesting period. Second, the Company granted significantly fewer options this past year due to the lack of shareholder approval to increase the 2021 Equity Incentive Plan. Without this approval, the company was unable to issue a substantial number of new stock options, further contributing to the reduction in stock-based compensation expenses for the current period. These two factors combined have led to the notable decrease in these expenses;

●	Increase in cash compensation expense of $2,034,700 related to the retention bonuses. These bonuses were designed to help offset the absence of equity-based compensation, ensuring that the company's leadership remained incentivized and aligned with the organization's long-term goals; and

●	Increase in other general and administrative expenses of $790,700 primarily due to an increase in consulting services.

Other Income (Expense)

Interest / investment income was approximately $2,875,400 and $3,892,500 for the nine months ended September 30, 2024 and 2023, respectively. The decrease was due to lower interest rates and investment yields. Realized gain on short-term investments was approximately $334,100 and realized loss on short term investments was approximately $718,400 for the nine months ended September 30, 2024 and 2023, respectively. Unrealized gain on short-term investments was approximately $283,800 and $72,300 for the nine months ended September 30, 2024 and 2023, respectively.

Net Loss

The net loss for the Company for the nine months ended September 30, 2024 and 2023 was approximately $61,322,200 and $73,626,600, respectively. The Company had loss per share basic and diluted of $2.03 and $2.45 for the nine months ended September 30, 2024 and 2023, respectively.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2024 and 2023, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2024, the Company incurred a net loss of $61,322,218 and had negative operating cash flows of $42,956,164. Given the Company’s projected operating requirements and its existing cash and cash equivalents and short-term investments, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating the size and scope of any subsequent operations and clinical trials that will affect the timing to obtain the required funding of future operations. Financing strategies may include, but are not limited to, the public or private sale of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash used in operating activities	$(42,956,164)	$(41,409,492)
Cash provided by investing activities	40,216,239	42,712,186
Cash provided by financing activities	132,146	-
Net (decrease) increase in cash and cash equivalents	$(2,607,779)	$1,302,694

For the nine months ended September 30, 2024, cash used in operating activities was $42,956,164 due to the net loss of $61,322,218 offset by non-cash stock-based compensation charges of $23,458,012. There were realized and unrealized gains on short-term investments of $334,082 and $283,803, respectively. In addition, there was a decrease in operating assets and liabilities of $4,474,073.

For the nine months ended September 30, 2023, cash used in operating activities was $41,409,492 due to the net loss of $73,626,588 offset by non-cash stock-based compensation charges of $33,916,921. There were realized losses and unrealized gains on short-term investments of $718,422 and $72,329, respectively. In addition, there was a decrease in operating assets and liabilities of $2,345,918.

For the nine months ended September 30, 2024, cash provided by investing activities was $40,216,239, due to $11,424,986 of purchases of short-term investments offset by $51,641,225 of sales of short-term investments.

For the nine months ended September 30, 2023, cash provided by investing activities was $42,712,186, due to $57,151,963 of purchases of short-term investments offset by $99,864,149 of sales of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $132,146, due to proceeds from options exercised for common stock of $246,747 offset by ATM fees of $114,601.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2024 have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.

We evaluate our estimates and assumptions on an ongoing basis and none of the Company’s estimates and assumptions used within the unaudited condensed consolidated financial statements involve a high level of estimation uncertainty. For additional discussion regarding the application of the significant accounting policies, see Note 3 to the Company’s unaudited condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2024, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following additional risk factor has been identified since those presented under Part I, Item 1A of our Form 10-K for the year ended December 31, 2023.

RISKS RELATED TO OUR BUSINESS

There is doubt about our ability to continue as a going concern.

As of September 30, 2024, the Company had an accumulated deficit of $622,224,899. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s product candidates which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these unaudited condensed consolidated financial statements for the quarter ended September 30, 2024. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management intends to pursue additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, however, there cannot be any assurance that we will be successful in doing so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

No directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

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

Date: November 7, 2024	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)