Form 10-K
period 2024-12-31
RELMADA THERAPEUTICS, INC.
filed 2025-03-27
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $89,007,030, based on the closing price on that date as reported on the NASDAQ.

As of March 25, 2025, there were 33,191,622 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form-10-K to conform our statements to actual results or changed expectations.

ii

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Relmada,” the “Company,” “we,” “us,” and “our” refer to Relmada Therapeutics, Inc., a Nevada corporation.

ITEM 1. BUSINESS

Business Overview

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a publicly traded, clinical-stage biotechnology company. We substantially redesigned our development programs following a comprehensive strategic review occasioned by disappointing interim analysis results in December 2024 indicating that our then lead development candidate, esmethadone (d-methadone, dextromethadone, or REL-1017) for the adjunctive treatment of Major Depressive Disorder (MDD), was unlikely to succeed in its pivotal trial. We concluded in our review that the most promising path to create shareholder value was to lever our extensive drug development expertise and clinical operations capabilities by acquiring new development candidates, while pausing further work on REL-1017. Hence we accelerated ongoing efforts to augment our development pipeline while diversifying its risk, which culminated in the recently announced licensing of NDV-01, a novel delivery formulation of a widely used chemotheraphy regimen used to treat non muscle-invasive bladder cancer (NMIBC) that is currently in Phase 2, and the acquisition of Sepranolone, a Phase 2b-ready neurosteroid with potential applications in Prader-Willi syndrome (PWS), Tourette Syndrome (TS), essential tremor and other diseases related to excessive GABAergic activity.

We also had been developing REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. The REL-P11 program has successfully completed a Phase 1 safety study. However, in light of an ongoing strategic review of this business opportunity, the changing regulatory landscape for psychedelics, its early stage of development and the acquisition of new, more advanced product candidates, this program has also been paused.

REL-1017 Program Updates

Since 2013, we had been developing esmethadone as our lead product candidate as an oral agent for the treatment of depression and other potential indications.  In December 2024, we reported that the pre-planned interim analysis, conducted by the Independent Data Monitoring Committee (DMC), of Reliance II, our Phase 3 study of esmethadone as a potential adjunctive treatment for MDD, indicated that the study was futile and unlikely to meet the primary efficacy endpoint with statistical significance, and that we would pause the Reliance II and Relight Phase 3 studies of esmethadone.

Following this 2024 REL-1017 setback, which we believe mostly likely resulted from an overwhelming placebo response—a trend that has become more common than exceptional in central nervous system (CNS) clinical trials—the program has been paused pending a comprehensive data review, after which we will make a decision regarding the future of this program.

Strategic Business Review and New Approach

Following a comprehensive evaluation of the Company’s business strategy and growth opportunities, management and the Board of Directors have implemented a revised approach aimed at maximizing shareholder value. This refined strategy remains focused on:

●	Innovation – Advancing novel and differentiated therapeutic solutions

●	Addressing Unmet Medical Needs – Targeting areas with significant gaps in treatment

●	Large Market Opportunities – Prioritizing programs with substantial commercial potential

●	Intellectual Property Protection – Strengthen and extending patent coverage to safeguard long-term value

Key Strategic Priorities

Under this updated approach, we will continue to emphasize:

●	Leveraging Development Expertise – Focusing on high-value therapeutic areas while rigorously assessing development risks, market viability, and success probabilities

●	Pipeline Diversification – Expanding and balancing our portfolio to mitigate risk and enhance growth potential

●	Prioritizing Mid- to Late-Stage Programs – Concentrating resources on assets with clear path to commercialization

●	Accelerating Market Entry – Streamline development timelines to bring therapies to patients faster

●	Pursuing Cost-Effective Development Paths – Optimizing resource allocation and strategic partnerships

●	Targeted Commercialization Strategy – Focusing on opportunities that require minimal sales and marketing infrastructure

This strategic framework positions the Company for long-term growth while maintaining execution and financial prudence.

Progress in Strategic Execution

We commenced a strategic review in December 2024 of our then existing development pipeline and the opportunities open to us given our core strengths in every aspect of drug development, with particular expertise in CNS. That process recently resulted in a series of transactions that have considerably expanded and strengthened Relmada’s potential to create shareholder value. Over the past three months, we have successfully closed two important transactions, NDV-01 in-licensing and Sepranolone acquisition, which align with our new strategy.

On February 6, 2025, Relmada announced the acquisition from Asarina Pharma AB (Asarina) of Sepranolone, a Phase 2b ready neurosteroid being developed for the potential treatment of PWS, TS, essential tremor and other diseases related to the excessive GABAergic activity.

On March 25, 2025, Relmada announced the in-license agreement from Trigone Pharma Ltd. (Trigone) of NDV-01, a novel delivery formulation of a widely used chemotherapeutic regimen used to treat NMIBC.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	NDV-01 Phase 2a data presentation at the 2025 American Urological Association Meeting – 1st Half 2025

●	NDV-01 United States Investigative New Drug clearance – 2nd Half 2025

●	Sepranolone – Initiation of clinical trial in PWS – Year-end 2025

Our Development Programs

Sepranolone Program

The GABAergic system is the primary inhibitory neurotransmitter pathway. It consists of two types of receptors, GABAA and GABAB. GABAA receptors are a major target for neuropsychiatric drugs, including benzodiazepines, barbituates and anesthetic agents. The GABAergic system regulates a host of physiological and neurological functions and their related moods and behaviors. The principal positive physiologic modulators of the GABAergic system are the neurotransmitter GABA (γ-aminobutyric acid) and the positive allosteric modulator Allopregnaolone. GABA generally inhibits nervous system excitability and thereby produces a calming effect that reduces anxiety and compulsive behavior, among other manifestations. While Allopregnanolone typically enhances GABA’s calming effects, in some individuals it paradoxically exacerbates anxiety and compulsive behavior.

Sepranolone is a synthetic version of Isoallopregnanolone, a naturally occurring neurosteroid that counteracts the effects of Allopregnanolone. Sepranolone is designed to normalize GABAA receptor activity by targeting two specific receptor subtypes (alpha-2 and alpha-4) without directly interfering with GABA signaling, making it a novel and selective treatment approach for diseases such as PWS and TS and other disorders that feature compulsive behavior.

Data from an open-label Phase 2a randomized study demonstrated that Sepranolone has the potential to improve TS symptoms versus standard of care alone, as measured by changes in the YGTSS scoring system (the world-standard Yale Global Tic Severity Scale) compared to baseline. In the 12-week, dual-center, parallel-group study, 26 subjects were treated with Sepranolone (10 mg), administered by subcutaneous injection twice weekly in addition to standard of care (SOC) versus standard of care alone.

The Phase 2a results showed competitive tic reduction and improved quality of life while displaying no CNS off-target effects. Sepranolone not only reduced tic severity in its primary clinical endpoint as measured by YGTSS by 28% (p=0.051) – but also achieved positive results in four key secondary endpoints compared with standard of care:

●	69% greater increase of Quality of Life (using the Gilles de la Tourette Syndrome Quality of Life) total score (GTS-QOL)

●	50% greater reduction in impairment (YGTSS)

●	44% greater reduction of the premonitory urge to tic (PUTS – the Premonitory Urge to Tic scale)

Importantly, no off-target CNS effects or systemic side effects were observed in this study. Further, Sepranolone has been evaluated in multiple clinical neuro/hormonal studies involving over 335 participants and has demonstrated a favorable safety profile.

Relmada is currently evaluating the nonclinical and clinical strategy for the development of Sepranolone.

NDV-01 Program

The second program we recently in-licensed, NDV-01, is a novel intravesicular delivery technology designed for the long-acting, controlled release of gemcitabine and docetaxel. This combination therapy has gained significant interest as an alternative to Bacillus Calmette-Guérin (BCG) for treating NMIBC, especially given the global BCG shortage since 2019. Clinical studies have shown that gemcitabine and docetaxel achieve response rates and Recurrence-Free Survival comparable to or better than BCG. However, conventional administration is cumbersome, requiring sequential drug delivery over three hours, with limited tumor exposure time.

NDV-01 potentially addresses these limitations by enabling a single administration in approximately 10 minutes, delivering sustained, localized chemotherapy for up to 10 days. This extended exposure enhances the therapeutic effect while improving patient convenience. NDV-01 is currently in a Phase 2 clinical trial evaluating its safety and efficacy in patients with aggressive NMIBC.

NDV-01 is formulated as a controlled-release intravesical therapy containing gemcitabine and docetaxel. By maintaining continuous drug exposure within the bladder, NDV-01 may optimize local efficacy while minimizing systemic absorption and associated side effects. Unlike conventional intravesical instillations, which result in fluctuating drug levels, NDV-01 provides a continuous release of both agents over 10 days. This sustained delivery may improve cancer cell eradication and reduce recurrence risk while lowering the frequency of administration.

Esmethadone (d-Methadone, dextromethadone, REL-1017) as a treatment for MDD

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

Relmada has paused this program pending a comprehensive data review, after which a decision regarding the future of this program will be made.

Esmethadone (d-methadone, dextromethadone, REL-1017) in other indications

While our strategy was to focus on the development of esmethadone as an adjunctive treatment for MDD, we are also evaluating other indications that Relmada may explore in the future, including restless leg syndrome and other glutamatergic system activation related diseases.

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

Relmada has paused this program in light of an ongoing strategic review of this business opportunity, the changing regulatory landscape for psychedelics, its early stage of development and the acquisition of new, more advanced product candidates.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of cancer, neurological disorders, depression and other diseases.

Currently, none of our product candidates has been approved for sale in the United States or elsewhere. We have no commercial products, nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies, like the FDA in the United States, and similar organizations elsewhere in the world.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $79,979,400 and $98,791,700 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $640,882,000.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of pharmaceutical markets and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs. We have assembled a management team along with both scientific advisors and business advisors with significant industry and regulatory experience to lead and execute the development and commercialization of our product candidates.

Intellectual Property Portfolio and Market Exclusivity

We have more than 40 issued patents and pending patent applications related to Sepranolone for multiple uses, including diseases and disorders exhibiting compulsive behaviors such as PWS, TS, obsessive-compulsive disorder, and gambling disorder, potentially providing coverage beyond 2030.

We have more than 10 issued patents and pending patent applications related to NDV-01 for multiple uses, including formulations and methods for controlled release of therapeutics for treatment of diseases such as bladder cancer, potentially providing coverage beyond 2038.

We have more than 50 issued patents and pending patent applications related to REL-1017 for multiple uses, including psychological and neurological conditions, potentially providing coverage beyond 2033. We have also secured an Orphan Drug Designation from the FDA for d-methadone for “the treatment of postherpetic neuralgia” (postherpetic neuralgia is lasting pain in areas of skin affected by previous outbreaks of shingles, caused by the varicella-zoster, or herpes zoster, virus) which, upon potential NDA approval, carries 7-year FDA Orphan Drug marketing exclusivity. In the European Union, some of our prospective products may be eligible up to 10 years of market exclusivity, which includes 8 years data exclusivity and 2 years market exclusivity. In addition to any granted patents, REL-1017 will be eligible for market exclusivity to run concurrently with the term of the patent for 5 years in the U.S. (Hatch Waxman Act) and may be eligible for an additional 6 months of pediatric exclusivity and up to 10 years of exclusivity in the European Union.

We believe an extensive intellectual property estate of US and foreign patents and applications, once approved, will protect our technology and products.

Esmethadone License Agreement

As a result of a prior acquisition, the Company assumed an obligation to pay third parties (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2024, the Company has not generated any revenue related to this license agreement.

Sepranolone Acquisition

On February 3, 2025, we entered into an Asset Purchase Agreement with Asarina, a Swedish corporation, pursuant to which we purchased, subject to the terms and conditions set forth therein, from Asarina all right, title, and interest in Sepranolone. The total purchase price was €3,000,000. The Company paid Asarina $2,756,000 on February 5, 2025, which includes a credit of $250,000 for a previous payment made by the Company to Asarina pursuant to an exclusivity agreement in October 2024.

We will only assume liabilities arising after the effective date of the Purchase Agreement. All other liabilities, including those arising before the effective date of the Purchase Agreement, taxes, employment-related liabilities, and those related to the negotiation and consummation of the Purchase Agreement, will remain with Asarina.

NDV-01 In-License Agreement

On March 24, 2025, we entered into an Exclusive License Agreement with Trigone, an Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represent 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to $200 million in development, regulatory and sales milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales.  Following the completion of the ongoing Phase 2 study, the Company will assume responsibility for NDV-01’s development, manufacturing and commercialization.

Inturrisi / Manfredi

In January 2018, the Company entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone, in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2024, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Psilocybin License Agreement

On July 16, 2021, the Company entered into a License Agreement with Arbormentis, LLC, a privately held Delaware limited liability company, by which the Company acquired development and commercial rights to a novel psilocybin and derivate program from Arbormentis, LLC, worldwide excluding the countries of Asia. The Company will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging Arbormentis’ understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Under the terms of the License Agreement, the Company paid Arbormentis, LLC an up-front fee of $12.7 million, consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC is also eligible to receive a low single digit percentage royalty on net sales of any commercialized therapy resulting from this agreement. The license agreement is terminable by the Company but is perpetual and not terminable by the licensor absent material breach of its terms by us.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunities in NDV-01 and Sepranolone

●	Experienced management team with considerable drug development expertise

●	Multiple potential bladder cancer related indications for NDV-01

●	Extensive safety database for Sepranolone as well as promising signal of efficacy in Tourette Syndrome

●	Substantial and growing IP portfolio for both Sepranolone and NDV-01

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to FDA of an investigational new drug application (IND) which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of nonclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. During this period, if FDA concludes that a deficiency exists in a clinical investigation that may be grounds for the imposition of clinical hold, FDA will usually attempt to discuss and satisfactorily resolve the matter with the IND applicant. If such resolution is not possible, FDA may issue a clinical hold order by telephone or other means of rapid communication or in writing. No more than 30 days after imposition of the clinical hold, a written explanation of the basis for the hold will be issued by FDA and sent to the applicant. The applicant must respond in writing to each deficiency before the clinical hold can be lifted. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

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

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Applications for most standard review drug products are reviewed within twelve months from submission of NDAs for new molecular entities (NMEs) and ten months from submission of NDAs for non-NMEs. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission.

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

Generic Competition

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Exclusivity

Upon NDA approval of an NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the period of exclusivity.

In the case of a non-racemic drug containing as an active ingredient a single enantiomer that is contained in a racemic drug approved in another NDA, such as esmethadone, the applicant for the non-racemic drug may elect, in the NDA, to have the single enantiomer not be considered the same active ingredient as that contained in the approved racemic drug and therefore eligible for NCE exclusivity, if certain conditions are met. These conditions include: (1) the single enantiomer has not been previously approved except in the approved racemic drug, (2) the NDA for the non-racemic drug includes full reports of new clinical investigations necessary for the approval of the product conducted or sponsored by the applicant and not submitted for approval of the racemic drug, and (3) the NDA for the non-racemic drug is not submitted for approval of a condition of use in a therapeutic category in which the approved racemic drug has been approved or for which any other enantiomer of the racemic drug has been approved. In addition, FDA will not approve the non-racemic drug for any condition of use in the therapeutic category in which the racemic drug has been approved for a period of 10 years after approval of the racemic drug, and the labeling of the non-racemic drug will include a statement in the indication that the non-racemic drug is not approved, and has not been shown to be safe and effective, for any condition of use of the racemic drug. The applicant for the non-racemic drug may make this election only in an application submitted before October 1, 2027.

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

Controlled Substances

The active ingredients in esmethadone and psilocybin are regulated as controlled substances pursuant to the Comprehensive Drug Abuse Prevention and Control Act of 1970 (CSA) and regulations promulgated by the United States Drug Enforcement Administration (DEA). The CSA and its implementing regulations establish a closed chain of distribution for entities handling controlled substances. The DEA is responsible for enforcing the law and regulations that impose registration, security, inventory, recordkeeping, reporting and storage requirements on entities that manufacture, distribute, import and export, prescribe, dispense or otherwise physically handle controlled substances. The law and regulations require those individuals or entities that handle controlled substances to comply with these requirements in order to ensure legitimate use and prevent the diversion of controlled substances to illicit channels of commerce.

The CSA classifies controlled substances into one of five schedules – Schedule I, II, III, IV, or V – depending on the potential for abuse and physical or psychological dependence. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. . Drugs classified as schedule I drugs may not be marketed, sold or prescribed for dispensing to patients in the U.S. Controlled substances that have a currently accepted medical use and that are otherwise approved for marketing may be listed as Schedule II, III, IV, or V substances depending on the comparative abuse potential of the drug or substance, Schedule II substances by definition are classified as having the highest potential for abuse and physical or psychological dependence, whereas Schedule V substances are classified as having the lowest relative potential for abuse and dependence. Schedule II substances are subject to the strictest regulatory requirements involving registration, storage, recordkeeping, reporting and security. Schedule II drugs are subject to manufacturing quotas and the distribution and dispensing of Schedule II drugs are more limited and tightly controlled. For example, Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. Schedules III, IV and V controlled substances are subject to registration, recordkeeping, reporting and security requirements, but these requirements are less restrictive than Schedule II drugs.

Esmethadone is the single isomer of methadone, is currently classified as a Schedule II substance, and psilocybin is currently classified as a Schedule I substance. Any Schedule I substance, such as psilocybin, that obtains FDA-approval for marketing in the United States will need to be rescheduled from Schedule I to Schedule II-V by the DEA before it can be commercially marketed, distributed, sold, prescribed or dispensed. Rescheduling requires the FDA to provide the DEA with a scientific and medical evaluation related to the FDA approval and the FDA also must make a recommendation to the DEA on the appropriate schedule. The DEA must conduct notice and comment rulemaking to reschedule any controlled substance. Such action is subject to public comment and potential requests for an administrative hearing objecting to, or supporting, any such action. In addition, because each state has its own statutory and regulatory requirements related to controlled substances (which often mirror the federal scheduling), each state or jurisdiction must also take appropriate administrative or legislative action to reschedule a controlled substance within that state based on federal rescheduling.

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

The CSA and DEA regulations impose certain security, recordkeeping and reporting requirements on DEA registrants. The DEA will conduct a preregistration inspection to evaluate compliance with these requirements before issuing a new registration. The DEA also conducts cyclic inspections of current manufacturers, distributors, importers, and exporters to review compliance with these requirements. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled by the registrant. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. For example, manufacturers and distributors must store Schedule I and II drugs in a secure vault with specific structural requirements. Other physical security requirements that apply to all controlled substances include safes and cages, and the use of alarm systems and surveillance cameras. DEA regulations also require that registrants restrict employee access to controlled substances. Once registered, manufacturing, distribution, exporting or importing facilities must maintain records documenting the receipt, manufacture, storage, distribution, import, or export of all controlled substances. Manufacturers and distributors must also submit regular reports to the DEA of the acquisition and distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and certain other designated substances. All DEA registrants must report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import or export of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration to be authorized to import or export these substances. The DEA conducts cyclic inspections to determine whether registrants are complying with these requirements.

Practitioners such as pharmacies and physicians, as well as other types of entities that handle controlled substances, such as researchers and analytical laboratories, are also subject to DEA registration, recordkeeping, reporting, and security requirements on the receipt, storage, and dispensing of controlled substances.

The CSA also requires that the DEA establish annual aggregate quotas for manufacturing of each Schedule II and some Schedule III drugs for the entire industry. In addition, DEA registered manufacturers must obtain annual individual manufacturing and procurement quotas. The DEA establishes annually an aggregate production quota for the amount of substances within Schedules I and II and certain Schedule III substances, that may be produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The aggregate quota for each controlled substance is allocated among the various individual bulk manufacturers through an application process. Manufacturers of dosage forms are also subject to procurement quotas to obtain the bulk active pharmaceutical ingredients to make finished drugs. Manufacturers may not exceed the manufacturing or procurement quota granted in a given year. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion concerning whether or not to make such adjustments.

Failure to comply with applicable DEA requirements, particularly as manifested in the loss or diversion of controlled substances, can result in an enforcement action. The DEA may seek civil penalties for recordkeeping and reporting violations, refuse to renew necessary registrations, or initiate administrative proceedings to revoke the DEA registrations. In certain circumstances, violations of the CSA and DEA regulations could lead to criminal prosecution.

The various states, commonwealths, and the District of Columbia, also have established laws to regulate controlled substances and impose similar licensing, recordkeeping, and reporting requirements on entities that manufacture, distribute, sell, dispense or prescribe controlled substances in their jurisdiction. Entities must independently comply with the various state requirements in addition to the federal controlled substance requirements.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which, among other things, allows the HHS to directly negotiate the selling price of statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. In addition, the IRA extends enhanced subsidies for individuals purchasing health insurance coverage in Patient Protection and Affordable Care Act (ACA) marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Human Capital

As of December 31, 2024, we had a total of 17 employees. We understand people are our greatest asset and that our innovation and operational excellence are ultimately noted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.

Total Rewards and Employee Engagement

We maintain competitive compensation and benefits package including incentive compensation tied to both company and individual performance, and retirement benefits. Our performance-based compensation strategy is designed to recognize and reward employees for their contribution to our success, and we strive to provide strong, equitable incentives for performance. Compensation is comprised of two elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; and an annual bonus, which is a cash award determined based on a combination of individual and company performance during the period to which the bonus relates. We seek to determine compensation on the basis of merit and without regard to demographic characteristics. During 2023, we employed a third-party consultant to assist us in evaluating our pay practices. In conducting this exercise, we found no meaningful difference in compensation based upon gender, race or any other defining characteristic examined.

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

Risks related to our business

Business risks include risks associated with our products (including as a result of pausing the development of our prior drug candidates and refocusing on new drug candidates) and regulatory approval, licensing agreements, historical losses, managing growth, and acquisitions. In general, the risks related to our business can cause variability in the future profits of the Company.

Risks related to clinical and regulatory matters

Clinical and regulatory matters include risks associated with clinical trials and the future ability to commercially market the product. In order for any of our products to be commercialized and produce future profits, successful trials need to be completed with supporting data to receive regulatory approval. Failing to complete the trial will significantly increase our cost of doing business. In addition, the active ingredient in some of our products is a controlled substance which can affect the supply available for clinical trials, as well as commercial sales. A limited supply could increase the time needed to complete clinical trials and overall costs including product liability claims. We could also face potential fines or reputational risk if we do not comply. Developments from competitors and the ability to obtain market exclusivity could also negatively impact future profits.

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

Risks related to our reliance on third parties

The Company relies on third parties to conduct nonclinical and clinical studies, as well as to manufacture our product candidates. Third parties’ failure to perform the trials as contractually required could impact our ability to obtain regulatory approval. If our third-party manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

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

Risk Factors Discussion

Risks Related to Our Business

Pausing of Our Former Primary Drug Candidate May Adversely Affect Our Business and Financial Condition

We recently paused the development of our former primary drug candidate, esmethadone (d-methadone, dextromethadone, or REL-1017) as a potential treatment for major depressive disorder (MDD), which had been the cornerstone of our research and development efforts. This decision was made due to an interim analysis indicating that our Phase 3 study of esmethadone, Reliance II, was futile and unlikely to meet the primary efficacy endpoint with statistical significance. We also recently paused development of REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. These determinations have resulted in the loss of significant time, resources and capital invested in the development of esmethadone and REL-P11. There can be no assurance that our refocusing on new drug candidates will successfully offset these setbacks.

Our Refocusing on New Drug Candidates Involves Significant Uncertainty and Risk

We are now focusing our efforts on the development of two new drug candidates, NDV-01 and Sepranolone. These drug candidates are in early stages of development, and we have limited data regarding their safety, efficacy or commercial viability. The transition to these new candidates requires us to redirect resources, establish new research protocols and secure additional regulatory approvals, all of which may increase our operational costs and extend our development timeline. The mechanisms of action and therapeutic potential of our new drug candidates are different from those of our prior drug candidates. There is no guarantee that our experience with the prior drug candidates will translate to success with the new ones. Investors should be aware that our refocused strategy is largely untested, and we may encounter unforeseen scientific, regulatory, or market challenges that could materially impact our business prospects. If either or both new drug candidates fail to demonstrate sufficient promise in clinical trials, we may face further delays and/or an inability to sustain our operations.

Our business depends on the success of our drug candidates. If we are unable to obtain regulatory approval for and successfully commercialize our drug candidates or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

The primary focus of our product development is NDV-01 and Sepranolone.

This may make an investment in our Company riskier than similar companies that have multiple product candidates in advanced stages of active development and that therefore may be able to better sustain a setback of a product candidate. Our operating history with our new drug candidates, NDV-01 and Sepranolone, is limited. This lack of historical data and experience makes it difficult to predict the likelihood of success in development, regulatory approval, or commercialization. Successful continued development and ultimate regulatory approval of our drug candidates is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of our drug candidates. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates, we may not be able to continue our operations. The future regulatory and commercial success of our drug candidates is subject to a number of risks, including the following:

●	we may not be able to obtain adequate evidence from clinical trials to support the efficacy and safety products’ respective indications;

●	we may not be able to demonstrate the clinical benefits of our drug candidates for their respective indications;

●	in our clinical trials for our drug candidates, enrollment may be slower than anticipated and we may need additional clinical trial sites than originally planned, which could delay our clinical trial progress;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;

●	patients in our clinical trials may suffer serious adverse effects for reasons that may or may not be related to our drug candidates, which could delay or prevent further clinical development;

●	the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require in pivotal clinical trials;

●	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our nonclinical studies and Phase 1 and 2 clinical trials;

●	we cannot be certain of the number and type of clinical trials and nonclinical or toxicology studies that the FDA or other regulatory agencies will require in order to approve our drug candidates for their respective indications;

●	we may not have sufficient financial and other resources to complete the necessary clinical trials for our drug candidates, including, but not limited to, the clinical trials needed to obtain drug approval;

●	if approved, our drug candidates will likely compete with products that may reach approval prior to these products, products that are currently approved and the off-label use of currently marketed products; and

●	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Our drug candidates and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval, if at all, from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as our drug candidates may not prove to be safe and effective in clinical trials. We have limited experience as a company in conducting later stage clinical trials required to obtain regulatory approval. We may be unable, if at all, to conduct future clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience as a company designing clinical trials, we may be unable to design and execute clinical trials to support regulatory approval.

There is a high failure rate for drugs and biological products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our drug candidates or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in nonclinical studies and earlier stage clinical trials. In addition, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Owing in part to the complexity of biological pathways, our drug candidates or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. If we are unable to successfully demonstrate the safety and efficacy of our drug candidates or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

Even if we do receive regulatory approval to market our drug candidates or other future product candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize our drug candidates or other future product candidates. If we or any of our future development collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our drug candidates or other future product candidates, we may not be able to generate sufficient revenue to continue our business.

Preliminary or top-line results may not accurately reflect the complete results of the clinical study.

Preliminary or top-line data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data. As a result, preliminary or top-line data should be viewed with caution until the final data are available.

Our license agreement for NDV-01 or esmethadone could terminate under certain circumstances, including if we terminate our Chief Executive Officer except for cause, and we would be unable to conduct our business as planned.

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

We May Require Substantial Additional Funding, Which May Not Be Available on Favorable Terms, or at All

The pause of our former drug candidates and the pivot to new candidates may increase our need for additional capital to fund ongoing research, clinical trials and operational expenses. There is no guarantee that we will be able to secure additional funding on acceptable terms, or at all, particularly given the perceived risk associated with our recent strategic shift. Failure to obtain sufficient capital could force us to curtail operations, delay development or seek alternative strategies, such as liquidation or bankruptcy.

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred significant losses since inception and generated no product revenues. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sales in the US or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

International commercialization of our product candidates faces significant obstacles.

We may plan to commercialize some of our products internationally through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. Future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us. We will need to obtain approval from the appropriate regulatory, pricing and reimbursement authorities to market any of our proposed products internationally, and we may be unable to obtain foreign regulatory approvals. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations can vary among countries and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for our product candidates. In addition, adverse clinical trial results, such as death or injury due to side effects, could jeopardize not only regulatory approval, but if approval is granted, may also lead to marketing restrictions. Our product candidates may also face foreign regulatory requirements applicable to controlled substances.

We have a history of losses and we may never achieve or sustain profitability.

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $640.8 million at December 31, 2024. The Company had cash, cash equivalents and short-term investments of approximately $44.9 million at December 31, 2024. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our operations have been limited to organizing and staffing, on a limited basis, our company, acquiring, developing and securing our proprietary technology and undertaking nonclinical studies and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had Federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $127,041,000, $1,068,000 and $1,068,000, respectively, which begin expiring in 2027, 2032 and 2032, respectively. Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income in the year. It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of stock offerings or as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not completed an analysis to determine whether any such limitations have been triggered. If any were determined to be triggered, our ability to use our current NOLs and other pre-change tax attributes to offset post-change taxable income or taxes would be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

We may not be successful in hiring and retaining key employees.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, specifically Dr. Sergio Traversa, our Chief Executive Officer and our executive team. If any terminates employment with us, such a departure would have a material adverse effect on our business.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. Our success depends heavily on the expertise of our management team and scientific personnel. The pivot to new drug candidates may require specialized knowledge or skills that our current team lacks. If we lose key personnel or fail to attract and retain qualified replacements, our ability to execute our revised strategy could be compromised, leading to delays or failure in our development program. We currently only have 17 full time employees and are likely to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the United States, is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

As of December 31, 2024, the Company had an accumulated deficit of $640,882,035. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s product candidates which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these audited consolidated financial statements for the year ended December 31, 2024. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management intends to pursue additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern. However, there cannot be any assurance that we will be successful in doing so.

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

Results from early clinical trials may not support moving a drug candidate to later-stage clinical trials. Phase 3 clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in nonclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and nonclinical studies.

We or our collaborators may have to commit substantial time and additional resources to conducting further nonclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

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

The FDA’s and other regulatory agencies’ decisions to approve our product candidates will depend on our ability to demonstrate, through adequate well-controlled clinical trials, that the product candidate is effective. However, there is a possibility that our data may fail to show a statistically significant difference from the placebo control or the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

We have obtained Fast Track Designation for esmethadone for the adjunctive treatment of MDD. Fast Track Designation is granted if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition. Fast Track Designation does not guarantee a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Our esmethadone development program is currently paused and under evaluation.

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

Our esmethadone development program is currently paused and under evaluation.

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

If our drug development efforts fail, or if the competitive landscape or investment climate for antidepressant drug development is less attractive, we may need to change the company’s strategic focus to include development of our product candidates, or of newly acquired product candidates. We have very limited drug development experience in therapeutic areas other than depression and we may be unsuccessful in making this change from a depression focused company to a company with a focus in areas other areas, or a company with a focus in multiple therapeutic areas.

Some of our product candidates contain controlled substances, the supply of which may be limited by U.S. statutes and regulations, and the use of which may generate public controversy.

The active ingredients in esmethadone and psilocybin are stated in the CSA and regulations promulgated by the DEA as controlled substances. The CSA and regulations promulgated by the DEA regulate certain drug substances in Schedule I, II, III, IV or V, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These product candidates are also subject to the CSA and DEA regulations relating to manufacturing, storage, distribution, prescribing and dispensing. Furthermore, the amount of controlled substances that can be obtained for clinical trials and commercial distribution is limited by the DEA through its quota system. Quotas may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that federal statutes and DEA regulations concerning applicable quotas may interfere with the supply of the drugs used in clinical trials for our product candidates and the ability to manufacture and distribute our product candidates, if approved, in the volume needed to meet commercial demand.

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

The manufacture, shipment, storage, sale and use of controlled substances are highly regulated, including security, recordkeeping and reporting obligations enforced by the DEA and state authorities. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Schedule I and II substances (as well as substances defined as narcotics in any Schedule) are subject to the strictest regulatory requirements and restrictions involving registration, storage, security, recordkeeping and reporting. In particular, distribution and dispensing of Schedule II drugs are strictly controlled. For example, all Schedule II drug prescriptions cannot be refilled and must contain a written or electronic signature of a practitioner when presented to a pharmacy. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all Schedule I and II and some Schedule III controlled substances, including esmethadone and psilocybin, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before granting quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our development program, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

Psilocybin is currently classified as a Schedule I drug in the United States, and any product containing this substance must be rescheduled to be marketed. There can be no assurance that the DEA will make a favorable rescheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) at the federal level, such substances would also require scheduling determinations under state laws and regulations.

If we determine to restart our psilocybin development program and a future psilocybin-containing drug product is approved by FDA, and if the finished dosage form of that drug is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale, prescribing, and dispensing will continue to be subject to a significant degree of regulation by the DEA. In addition, the final scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, especially if there are objections to such scheduling, thereby delaying the launch of our psilocybin-containing product candidate in the United States. Furthermore, the FDA, DEA or any comparable foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse or misuse potential, which could increase the cost and/or delay the launch of any future psilocybin-containing product candidates. In addition, product candidates containing controlled substances are subject to regulations relating to manufacturing, storage, distribution, prescribing, and dispensing, including:

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

If we determine to restart our psilocybin development program, the potential reclassification of psilocybin in the United States could create additional regulatory burdens on our operations and negatively affect our results of operations.

If we determine to restart our psilocybin development program, and if psilocybin, rather than just a specific FDA-approved formulation, is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on psilocybin would most likely be improved. However, rescheduling psilocybin may materially alter enforcement policies across many federal and state agencies, primarily FDA and DEA. FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell psilocybin, and because there are no federally recognized medical uses, FDA has historically deferred enforcement related to psilocybin to the DEA. If psilocybin were to be rescheduled to a federally controlled, yet legal, substance, FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling, including state agencies, e.g., Boards of Pharmacy, could threaten or have a materially adverse effect on our business. In addition, if the psilocybin-containing product candidate is rescheduled as Schedule II, III, IV or V, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the psilocybin-containing product candidate. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If the psilocybin-containing product candidate is classified as a Schedule II drug, participants in our supply chain may have to maintain enhanced security including specially constructed vaults at manufacturing and distribution facilities. The additional regulatory requirements related to ordering, storing (e.g., security) and dispensing may also discourage some pharmacies from carrying the product.

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

On November 29, 2006, the FDA required a boxed warning to be added to the Prescribing Information related to cardiac death for racemic methadone, a parent compound to our esmethadone. Although the decision was based on case reports and not on a controlled clinical trial, as part of any future development of esmethadone, we would have to assess (and have previously assessed) the cardiac safety profile of esmethadone in any future Phase 3 clinical trials. There is no assurance that the results of any future clinical studies will demonstrate an absence of cardiac adverse events with esmethadone. An adverse safety outcome could result in a similar bolded warning on the label of esmethadone or in a decision not to approve esmethadone, either one of which could have serious consequences for our continued operation.

If approved, our drug candidates and any psilocybin-containing drug product we successfully develop may require Risk Evaluation and Mitigation Strategies (REMS).

Our drug candidates and any psilocybin-containing drug product we successfully develop, may require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. Methadone indicated as an analgesic is currently subject to a REMS that strongly encourages healthcare providers to complete a REMS-compliant education program, counsel patients and/or their caregivers on safe use, serious risks, and proper storage and disposal using the drug’s Medication Guide, and consider other tools to improve patient, household, and community safety. We cannot predict the specific REMS to be required as part of the FDA’s approval of any of our products. Depending on the extent of the REMS requirements, our costs to commercialize our products may increase significantly. Furthermore, controlled substances risks that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Johnson and Johnson, CG Oncology, UroGen, Soleno Therapeutics, Aardvark Therapeutics, and Protara Therapeutics, among others.

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

There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular. These initiatives recently culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drug that have been approved for at least 7 years (11 years for single-source biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations for these inflation rebates. In addition, the law eliminates, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescriptions costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

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

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

With the change in the U.S. Presidential Administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health, or NIH, as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

Our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter difficulties, our ability to provide our product candidates to patients in nonclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

We intend to rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently conduct nonclinical studies or clinical trials on our own, and instead will rely on third parties, such as contract research organizations (CROs), medical institutions, clinical investigators and contract laboratories, to assist us with our nonclinical studies and clinical trials. Accordingly, we have less control over the timing, quality and other aspects of nonclinical studies and clinical trials than if we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our nonclinical studies or clinical trials, resulting in the nonclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of nonclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires nonclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of nonclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our nonclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We are not in compliance with The Nasdaq Stock Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Global Select Market under the symbol “RLMD”. If we fail to meet any of the continued listing standards of The Nasdaq Stock Market, our common stock will be delisted from The Nasdaq Global Select Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On January 21, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Global Select Market. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until July 21, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, as required by the Compliance Period Rule, the Staff will provide written notification to us that we comply with the minimum bid price requirement, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

While we intend to regain compliance with the minimum bid price requirement, there can be no assurance that we will be able to maintain continued compliance with this rule or the other listing requirements of The Nasdaq Stock Market. If we were unable to meet these requirements, we would receive another delisting notice from the Nasdaq Stock Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The Nasdaq Global Select Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and which may impact purchases or sales of our securities.

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

Our Stock Price May Be Volatile Due to Recent Developments

The pause of our primary drug candidate and our shift to new development programs may contribute to significant volatility in the price of our common stock. Negative perceptions of our strategic pivot, combined with uncertainties surrounding the new drug candidates’ potential, could lead to sharp declines in our stock price.

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

The Company’s corporate headquarters are located at 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134.

Pursuant to a lease agreement, dated August 1, 2021, and renewed for each subsequent year after, the Company leased office space at 2222 Ponce de Leon Blvd, Floor 3, Coral Gables, FL 33134. Under the 2021 lease agreement the average monthly rent expense was approximately $11,000. For 2023, 2024 and 2025, the renewed lease agreement was for an average monthly rent expense of approximately $7,000, $7,000 and $4,100, respectively.

Beginning on January 1, 2023, the Company also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 for approximately $15,000 per month, this lease was terminated on November 30, 2023.

Beginning on December 1, 2023, the Company leased office space at 12 E 49th Street, New York, NY 10022 for approximately $12,000 per month, that lease was terminated on May 31, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on Nasdaq Global Select Market, under the symbol “RLMD.” On January 21, 2025, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30 consecutive business days ended January 17, 2025, the Company’s common stock did not maintain a minimum bid price of $1.00 per share. Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days from the date of the notice (“Compliance Period”), and that it may regain compliance if the closing bid of the Company’s security is at least $1 for a minimum of ten consecutive business days during the Compliance Period, which will end on July 21, 2025. We intend to actively monitor the bid price of our common stock during the Compliance Period and to take all reasonable measures available to regain compliance with the requirements for continued listing on the Nasdaq Global Market. If we do not regain compliance with the continued listing requirements for the minimum bid price by the end of the Compliance Period, the Nasdaq Staff will provide us with written notification that the common stock is subject to delisting from the Nasdaq Global Market. Alternatively, Nasdaq Marketplace Rules may permit the Company to transfer the our common stock to the Nasdaq Capital Market prior to the Compliance Date, if the common stock satisfies the criteria for continued listing on such market. While we plan to make diligent efforts to maintain the listing of our common stock on Nasdaq, there can be no assurance that we will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

Holders

As of March 25, 2025, 33,191,202 shares of common stock were issued and outstanding, which were held by 123 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of our Class A convertible preferred stock outstanding. Our transfer agent is:

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

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2024 that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the years ended December 31, 2024 and 2023. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Annual Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Our Corporate History and Background

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a publicly traded, clinical-stage biotechnology company. We substantially redesigned our development programs following a comprehensive strategic review occasioned by disappointing interim analysis results in December 2024 indicating that our then lead development candidate, esmethadone (d-methadone, dextromethadone, or REL-1017) for the adjunctive treatment of Major Depressive Disorder (MDD), was unlikely to succeed in its pivotal trial. We concluded in our review that the most promising path to create shareholder value was to lever our extensive drug development expertise and clinical operations capabilities by acquiring new development candidates, while pausing further work on REL-1017. Hence we accelerated ongoing efforts to augment our development pipeline while diversifying its risk, which culminated in the recently announced licensing of NDV-01, a novel delivery formulation of a widely used chemotheraphy regimen used to treat non muscle-invasive bladder cancer (NMIBC) that is currently in Phase 2, and the acquisition of Sepranolone, a Phase 2b-ready neurosteroid with potential applications in Prader-Willi syndrome (PWS), Tourette Syndrome (TS), essential tremor and other diseases related to excessive GABAergic activity.

We also had been developing REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. The REL-P11 program has successfully completed a Phase 1 safety study. However, in light of an ongoing strategic review of this business opportunity, the changing regulatory landscape for psychedelics, its early stage of development and the acquisition of new, more advanced product candidates, this program has also been paused.

REL-1017 Program Update

Since 2013, we had been developing esmethadone as our lead product candidate as an oral agent for the treatment of depression and other potential indications.  In December 2024, we reported that the pre-planned interim analysis, conducted by the Independent Data Monitoring Committee (DMC), of Reliance II, our Phase 3 study of esmethadone as a potential adjunctive treatment for MDD, indicated that the study was futile and unlikely to meet the primary efficacy endpoint with statistical significance, and that we would pause the Reliance II and Relight Phase 3 studies of esmethadone.

Following this 2024 REL-1017 setback, which we believe most likely resulted from an overwhelming placebo response—a trend that has become more common than exceptional in central nervous system (CNS) clinical trials—the program has been paused pending a comprehensive data review, after which we will make a decision regarding the future of this program.

Strategic Business Review and New Approach

Following a comprehensive evaluation of the Company’s business strategy and growth opportunities, management and the Board of Directors have implemented a revised approach aimed at maximizing shareholder value. This refined strategy remains focused on:

●	Innovation – Advancing novel and differentiated therapeutic solutions

●	Addressing Unmet Medical Needs – Targeting areas with significant gaps in treatment

●	Large Market Opportunities – Prioritizing programs with substantial commercial potential

●	Intellectual Property Protection – Strengthen and extending patent coverage to safeguard long-term value

Key Strategic Priorities

Under this updated approach, we will continue to emphasize:

●	Leveraging Development Expertise – Focusing on high-value therapeutic areas while rigorously assessing development risks, market viability, and success probabilities

●	Pipeline Diversification – Expanding and balancing our portfolio to mitigate risk and enhance growth potential

●	Prioritizing Mid- to Late-Stage Programs – Concentrating resources on assets with clear path to commercialization

●	Accelerating Market Entry – Streamline development timelines to bring therapies to patients faster

●	Pursuing Cost-Effective Development Paths – Optimizing resource allocation and strategic partnerships

●	Targeted Commercialization Strategy – Focusing on opportunities that require minimal sales and marketing infrastructure

This strategic framework positions the Company for long-term growth while maintaining execution and financial prudence.

Progress in Strategic Execution

We commenced a strategic review in December 2024 of our then existing development pipeline and the opportunities open to us given our core strengths in every aspect of drug development, with particular expertise in CNS. That process recently resulted in a series of transactions that have considerably expanded and strengthened Relmada’s potential to create shareholder value. Over the past three months, we have successfully closed two important transactions, NDV-01 in-licensing and Sepranolone acquisition, which align with our new strategy.

On February 6, 2025, Relmada announced the acquisition from Asarina Pharma AB (Asarina) of Sepranolone, a Phase 2b ready neurosteroid being developed for the potential treatment of PWS, TS, essential tremor and other diseases related to the excessive GABAergic activity.

On March 25, 2025, Relmada announced the in-license agreement from Trigone Pharma Ltd. (Trigone) of NDV-01, a novel delivery formulation of a widely used chemotherapeutic regimen used to treat NMIBC.

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $79,979,400 and $98,791,700 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, we have an accumulated deficit of approximately $640,882,000.

Results of Operations

For the Year Ended December 31, 2024 vs the Year Ended December 31, 2023

Research and Development Expense

Total research and development expense for the year ended December 31, 2024 was approximately $46,175,500, as compared to $54,807,400 for the same period of 2023, a decrease of $8,631,900. The decrease in research and development expense was primarily due to:

●	Decrease in study costs of $8,667,500 associated with the completion of two Phase 3 trials and the long-term, open-label, safety study (Study 310) during 2023;

●	Decrease in stock-based compensation expense of $1,286,400;

●	Decrease in compensation expense of $280,700 due to lower employee-related costs;

●	Increase in other research expenses of $1,248,700 primarily associated with additional consultants contracted to assist in the execution of our Phase 3 trials;

●	Increase in pre-clinical and toxicology expenses of $328,900; and

●	Increase in manufacturing and drug storage costs of $25,100 related to materials needed to complete the Phase 3 program.

General and Administrative Expense

Total general and administrative expense for the year ended December 31, 2024 was approximately $37,715,500, as compared to $48,894,900 for the same period of 2023, a decrease of $11,179,400. The decrease in general and administrative expenses was primarily due to:

●

Decrease in stock-based compensation expense of $12,335,900 which can be attributed to two key factors. First, equity grants from four years ago have dropped off the amortization schedule, as they reached the end of their vesting period. Second, the Company granted significantly fewer options this past year due to the lack of shareholder approval to increase the 2021 Equity Incentive Plan. Without this approval, the company was unable to issue a substantial number of new stock options, further contributing to the reduction in stock-based compensation expenses for the current period. These two factors combined have led to the notable decrease in these expenses;

●	Increase in other general and administrative expenses of $1,006,000 due to increases in professional fees and consulting expenses during 2024; and

●	Increase in compensation expense of $150,500 due to higher employee-related costs.

Other Income, Net

Interest/investment income was approximately $3,530,000 for the year ended December 31, 2024 compared to approximately $5,151,700 for the same period of 2023, a decrease of $1,621,700. The decrease was primarily related to lower average investment balance during 2024 as compared to 2023.

Realized gain on short-term investments was approximately $374,900 compared to a realized loss of approximately $4,064,400 for the same period of 2023, an increase of $4,439,300. The increase was related to the timing of the sales of short-term investments along with market conditions.

Unrealized gain on short-term investments was approximately $6,700 compared to approximately $3,823,200 for the same period of 2023, a decrease of $3,816,500. The decrease was related to the market conditions.

Income Taxes

The Company did not provide for income taxes for the years ended December 31, 2024 and 2023, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The Company recorded a net loss of approximately $79,979,400 and $98,791,700 or $2.65 and $3.28 per common share, basic and diluted, during the years ended December 31, 2024 and 2023, respectively, based on the factors described above.

Liquidity

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the twelve months ended December 31, 2024, the Company incurred a net loss of $79,979,354 and had negative operating cash flows of $51,755,798. Given the Company’s projected operating requirements and its existing cash and cash equivalents and short-term investments, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating, Investing and Financing Activities

The following table sets forth selected cash flow information for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Cash used in operating activities	$(51,755,798)	$(51,659,206)
Cash provided by investing activities	51,561,597	50,453,332
Cash used in financing activities	(40,341)	(98,463)
Net decrease in cash and cash equivalents	$(234,542)	$(1,304,337)

For the year ended December 31, 2024, net cash used in operating activities was $51,755,798 primarily due to the net loss of $79,979,354. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $30,184,414 and stock appreciation rights compensation of $4,467. There were realized and unrealized gains on short term investments of $374,926 and $6,735, respectively. In addition, there were decreases in operating assets and liabilities for the year ended December 31, 2024 of $1,583,664.

For the year ended December 31, 2023, net cash used in operating activities was $51,659,206 primarily due to the net loss of $98,791,746. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $43,811,149. There were realized losses and unrealized gains on short term investments of $4,064,391 and $3,823,234, respectively. In addition, there were increases in operating assets and liabilities for the year ended December 31, 2023 of $3,080,234.

For the year ended December 31, 2024, net cash provided by investing activities was $51,561,597, due to $12,079,628 of purchases of short term investments offset by $63,641,225 of sales of short term investments.

For the year ended December 31, 2023, net cash provided by investing activities was $50,453,332, due to $90,463,532 of purchases of short term investments offset by $140,916,864 of sales of short term investments.

Net cash used in financing activities for the year ended December 31, 2024, was $40,341 due to proceeds from cash exercises of options of $246,747 offset by ATM reactivation fees of $287,088.

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

Lease Obligations

The Company is obligated to pay approximately $105,000 under 2 leases for office space over the next year.

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

We evaluate our estimates and assumptions on an ongoing basis and none of the Company’s estimates and assumptions used within the consolidated financial statements involve a high level of estimation uncertainty. For additional discussion regarding the application of the significant accounting policies, see Note 3 to the Company’s consolidated financial statements included in this report.

Recent Accounting Pronouncements

The Company lists material recent accounting pronouncements in Note 3 of the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2024 and 2023 for the years then ended are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, such disclosure controls and procedures were effective.

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

This Annual Report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangements

No officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the fourth fiscal quarter of 2024.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required for the Items contained in Part III is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the 2014 Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The 2014 Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. On May 20, 2021, at the annual shareholders meeting, our shareholders approved our 2021 Equity Incentive Plan (the 2021 Plan) which allows for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance share awards and other equity-based awards for up to 1,500,000 options or stock awards. At the annual shareholders meeting on May 25, 2022, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares. At the annual shareholders meeting on May 25, 2023, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,500,000 shares. At the annual shareholders meeting (currently anticipated for May 23, 2025), our shareholders will vote on a management proposal to increase the shares authorized for awards under the 2021 Plan by an additional 2,000,000 shares, but there can be no assurance such amendment will be approved. With these grants and approvals, as of December 31, 2024, the Company had 789,925 shares available to be issued pursuant to awards under the 2014 or 2021 Plan.

The following table summarizes our equity compensation plan information as of December 31, 2024:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	12,263,017	$16.61	789,925
Equity compensation plans not approved by security holders	-	-	-
Total	12,263,017	$16.61	789,925

(1)	The 2014 and the 2021 Plan, as amended.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and negative cash flows from operations since inception, expects to incur additional losses until such time that it can generate revenue, and is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP.

Marcum LLP

We have served as the Company’s auditor since 2014.

Houston, Texas

March 27, 2025

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,857,026	$4,091,568
Short-term investments	41,052,356	92,232,292
Prepaid expenses	886,461	1,185,057
Total current assets	45,795,843	97,508,917
Other assets	21,975	43,125
Total assets	$45,817,818	$97,552,042

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,130,563	$3,506,009
Accrued expenses	6,160,827	8,688,791
Total current liabilities	10,291,390	12,194,800
Stock appreciation rights	4,467	-
Total liabilities	10,295,857	12,194,800

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 30,174,202 and 30,099,203 shares issued and outstanding, respectively	30,174	30,099
Additional paid-in capital	676,373,822	646,229,824
Accumulated deficit	(640,882,035)	(560,902,681)
Total stockholders’ equity	35,521,961	85,357,242
Total liabilities and stockholders’ equity	$45,817,818	$97,552,042

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023
Operating expenses:
Research and development	$46,175,512	$54,807,348
General and administrative	37,715,524	48,894,945
Total operating expenses	83,891,036	103,702,293

Loss from operations	(83,891,036)	(103,702,293)

Other income (expenses):
Interest/investment income, net	3,530,021	5,151,704
Realized gain (loss) on short-term investments	374,926	(4,064,391)
Unrealized gain on short-term investments	6,735	3,823,234
Total other income (expenses), net	3,911,682	4,910,547

Net loss	$(79,979,354)	$(98,791,746)

Net loss per common share – basic and diluted	$(2.65)	$(3.28)

Weighted average number of common shares outstanding – basic and diluted	30,163,751	30,099,203

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2022	30,099,203	$30,099	$602,517,138	$(462,110,935)	$140,436,302
Stock-based compensation expense	-	-	43,811,149	-	43,811,149
ATM fees			(98,463)	-	(98,463)
Net loss	-	-	-	(98,791,746)	(98,791,746)
Balance – December 31, 2023	30,099,203	30,099	646,229,824	(560,902,681)	85,357,242
Stock-based compensation expense	-	-	30,184,414	-	30,184,414
Net proceeds from cash exercise options	74,999	75	246,672	-	246,747
ATM fees	-	-	(287,088)	-	(287,088)
Net loss	-	-	-	(79,979,354)	(79,979,354)
Balance – December 31, 2024	30,174,202	$30,174	$676,373,822	$(640,882,035)	$35,521,961

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities
Net loss	$(79,979,354)	$(98,791,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,184,414	43,811,149
Stock appreciation rights compensation	4,467	-
Realized (gain) loss on short-term investments	(374,926)	4,064,391
Unrealized gain on short-term investments	(6,735)	(3,823,234)
Change in operating assets and liabilities:
Other receivable	-	512,432
Prepaid expenses and other assets	319,746	2,841,879
Accounts payable	624,554	(1,755,927)
Accrued expenses	(2,527,964)	1,481,850
Net cash used in operating activities	(51,755,798)	(51,659,206)

Cash flows from investing activities
Purchase of short-term investments	(12,079,628)	(90,463,532)
Sale of short-term investments	63,641,225	140,916,864
Net cash provided by investing activities	51,561,597	50,453,332

Cash flows from financing activities
Payment of ATM fees	(287,088)	(98,463)
Proceeds from options exercised for common stock	246,747	-
Net cash used in financing activities	(40,341)	(98,463)

Net decrease in cash and cash equivalents	(234,542)	(1,304,337)
Cash and cash equivalents at beginning of the year	4,091,568	5,395,905
Cash and cash equivalents at end of the year	$3,857,026	$4,091,568

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of NDV-01 and Sepranolone.

NDV-01 is a novel, controlled-release intravesical formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial to assess its safety and efficacy in patients with aggressive forms of non-muscle invasive bladder cancer (NMIBC).

Sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of Prader-Willi Syndrome, Tourette Syndrome, excessive tremor and other diseases related to excessive GABAergic activity.

Esmethadone (d-methadone, dextromethadone, REL-1017), an N-methyl-D-aspartate (NMDA) receptor antagonist. Esmethadone is a new chemical entity (NCE) that potentially addresses areas of high unmet medical need in the treatment of central nervous system (CNS) diseases and other disorders. This program has been paused pending a comprehensive data review.

Relmada was also developing a proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications. This program has also been paused.

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

On January 21, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Global Select Market. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until July 21, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, as required by the Compliance Period Rule, the Staff will provide written notification to us that we comply with the minimum bid price requirement, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

NOTE 2 - GOING CONCERN

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the twelve months ended December 31, 2024, the Company incurred a net loss of $79,979,354 and had negative operating cash flows of $51,755,798. Given the Company’s projected operating requirements and its existing cash and cash equivalents and short-term investments, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents of $3,857,026 and $4,091,568 at December 31, 2024 and 2023, respectively, at these institutions exceed federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual funds. The securities are measured at fair value based on the net asset value “NAV”. Substantially all equity investments in nonconsolidated entities are measured at fair value with recurring changes recognized in earnings, except for those accounted for using equity method accounting. Changes in fair value of the securities are recorded as part of other income on the consolidated statements of operations. Short term investment activity is presented in the investing activities section on the consolidated statements of cash flows.

Short-term investments at December 31, 2024 and 2023 consisted of mutual funds with a fair value of $41,052,356 and 92,232,292, respectively.

Patents

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Leases

The Company recognizes its leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s leases consists of operating leases for office space for terms of 12 months or less. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, short-term investments, and stock appreciation rights. Due to the short-term nature of cash and accounts payable the carrying amounts of these assets and liabilities approximate their fair value.

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

The Company’s short-term investment instruments of $41,052,356 and $92,232,292 at December 31, 2024 and 2023, respectively, are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the consolidated statement of operations as unrealized gain on short-term investments. The Company recorded unrealized gains of $6,735 and of $3,823,234, included in other income (expense) for the years ended December 31, 2024 and 2023, respectively.

The Company’s stock appreciation rights liability is a mark-to-market liability and classified within Level 3 of the fair value hierarchy as the Company is using a Black-Scholes option pricing model. Significant unobservable inputs included expected term and volatility.  The expected term was calculated using the simplified method. The volatility is calculated based on the Company’s historical stock price over a period of time.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2024, the stock appreciation rights liability had a fair value of $4,467.  Significant inputs for Level 3 stock appreciation rights liability fair value measurement at December 31, 2024 are (1) discount rate of 4.38%, (2) expected life of 5.75 years, (3) expected volatility of 129%, (4) zero expected dividends, (5) stock price of $0.52 and (6) exercise price of $3.84 - $3.69.

There have been no transfers in and out of level 3 during the year ended December 31, 2024.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At December 31, 2024 and 2023, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2024 and 2023. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2020 forward.

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

Stock Appreciation Rights

Pursuant to the terms of the Company’s 2021 Equity Incentive Plan, the Company may grant cash-settled Stock Appreciation Rights (“SARs”) that are classified as liabilities under ASC 718 (Compensation—Stock Compensation). These SARs allow employees to receive cash payments based on the appreciation of the Company’s stock price over a specified period.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year ended December 31,	Year ended December 31,
	2024	2023
Common stock warrants	1,382,613	2,381,366
Common stock options	12,263,017	17,416,192
Total	13,645,630	19,797,558

Adoption of Recent Accounting Standards

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

In November 2023, The FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosures for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted this standard effective January 1, 2024 and the standard did not have significant impact on our consolidated financial statements.

Recent Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Subsequent Events

The Company’s management reviewed all material events through the date the audited consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2024	December 31, 2023
Insurance	$403,100	$365,100
Research and Development	391,200	695,000
Other	92,200	125,000
Total	$886,500	$1,185,100

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2024	December 31, 2023
Research and development	$4,514,800	$5,394,700
Professional fees	362,600	174,000
Accrued bonus	732,300	2,632,400
Accrued vacation	421,700	372,200
Other	129,400	115,500
Total	$6,160,800	$8,688,800

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - STOCK APPRECIATION RIGHTS

During the year ended December 31, 2024, 110,000 cash-settled stock appreciation rights have been issued to employees with an exercise price of $3.84 - $3.69 respectively with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.87 – 4.15%, (2) expected life of 6.25 years, (3) expected volatility of 113%, and (4) zero expected dividends.

At December 31, 2024, the Company revalued the cash-settled stock appreciation rights using a stock price of $0.52 and an exercise price of $3.84 - $3.69. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.38%, (2) expected life of 5.75 years, (3) expected volatility of 129%, and (4) zero expected dividends.

As of December 31, 2024, the total liability related to cash-settled SARs is $4,467, reflecting the fair value as of the reporting date. During the year ended December 31, 2024, the Company recorded compensation related to the cash-settled SARs in the amount of $4,467, included in research and development expenses in the accompanying consolidated statements of operations.

A summary of the changes in SARs during the nine months ended December 31, 2024 is as follows.

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	-	$-	-	$-
Granted	110,000	$3.70	9.58	$-
Outstanding at December 31, 2024	110,000	$3.70	9.58	$-
SARs vested at December 31, 2024	-	$-	-	$-

At December 31, 2024, the Company has unrecognized compensation expense of approximately $38,000 related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.58 years.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2024 and 2023, the Company did not issue any shares of common stock for the exercise of warrants.

During the year ended December 31, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

During the year ended December 31, 2023, the Company did not issue any shares of common stock for the exercise of options.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies LLC, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of December 31, 2024, no shares have been issued under this agreement.

During the years ended December 31, 2024 and 2023, there were no common stock shares issued for issuances of restricted common stock.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - OPTIONS AND WARRANTS

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

As of December 31, 2024, there were 789,925 shares available to be granted under either the 2014 and 2021 Plan.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

From January 1, 2024 through December 31, 2024, the Company awarded a total of 487,434 options to consultants and employees with an exercise price ranging from $3.05 to $3.44 and a 10-year term vesting over a 3.56-4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of approximately $1,300,000 calculated using the Black Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.10 – 4.51% (2) expected life of 5.92- 6.25 years, (3) expected volatility of 113.5-114.1%, and (4) zero expected dividends.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Options

A summary of the changes in options outstanding for the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2022	12,122,606	$18.19	8.5	$417,998
Granted	5,700,000	2.61	9.9	-
Forfeited	(406,414)	-	-	-
Outstanding and expected to vest at December 31, 2023	17,416,192	$12.99	8.3	$11,183,370
Granted	487,434	3.10
Forfeited and cancelled	(5,565,610)	-
Exercised	(74,999)	-
Outstanding and expected to vest at December 31, 2024	12,263,017	$16.61	6.01	$-
Options exercisable at December 31, 2024	9,480,618	$19.02	5.44	$-

At December 31, 2024, the Company has unrecognized stock-based compensation expense of approximately $16,289,000 related to unvested stock options over the weighted average remaining service period of 1.40 years. The weighted average fair value of options granted during the years ended December 31, 2024 and 2023 was approximately $3.10 and $2.61 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended	Years Ended
	December 31,	December 31,
	2024	2023
Risk free interest rate	4.10 to 4.51%	3.43 to 4.68%
Dividend yield	0%	0%
Volatility	113.5-114.1%	113-116%
Expected term (in years)	5.92 - 6.25	6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Warrants

A summary of the changes in outstanding warrants during the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	3,027,441	$17.02
Forfeited	(646,075)	$1.5
Outstanding at December 31, 2023	2,381,366	$20.02
Forfeited	(998,753)	$2.31
Outstanding at December 31, 2024	1,382,613	$28.74
Warrants exercisable at December 31, 2024	1,372,113	$28.76

There were no warrants issued during the year ended December 31, 2024.

At December 31, 2024, the Company had approximately $167,300 of unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2024, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the consolidated statements of operations (rounded to nearest $00):

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Research and development	$5,933,200	$7,224,000
General and administrative	24,251,200	36,587,100
Total	$30,184,400	$43,811,100

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 9 - INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred net losses for all periods presented and has recorded a valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets are as follows at:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal net operating loss	$26,679,000	$21,016,000
State net operating loss	1,554,000	3,771,000
Research and development tax credits	3,953,000	2,238,000
Capitalized R&D	42,843,000	49,581,000
Nonqualified Stock Options	29,040,000	29,305,000
Accruals	1,398,000	1,616,000
Intangibles and Fixed Assets	2,118,000	2,599,000
NUBIL-382	7,763,000	-
Other	11,000	11,000
Less: valuation allowance	(115,359,000)	(110,137,000)
Total	$-	$-

The Company has maintained a full valuation allowance against its deferred tax assets at December 31, 2024 and 2023. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided. The valuation allowance (decreased)/increased for the years ended December 31, 2024 and 2023 by approximately $5,222,000 and $(6,259,000), respectively. Deferred tax asset for net operating loss carryforwards at December 31, 2024 was adjusted with the corresponding offset to valuation allowance.

At December 31, 2024, the Company had federal, New York State and New York City net operating loss (NOL) carryforwards of approximately $127,041,000, $1,068,000 and $1,068,000, respectively, which begin expiring in 2027, 2032 and 2032, respectively. Approximately $127,041,000 federal NOL can be carried forward indefinitely but it is limited to 80% of future taxable income. The Company also has federal research and development tax credit carryforwards of approximately $3,953,000 that will begin to expire in 2042.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that various “changes in ownership” as defined by IRS Section 382 did occur. Accordingly, about $111,168,000 of the Company’s NOL carryforwards are limited. Approximately, $53,028,000 of NOLs and $7,321,000 of R&D Credits are expected to expire unused. The deferred tax assets associated with the attributes that will expire without utilization have been written-off. There are approximately $68,900,000 of NOLs available for in 2024. In subsequent years, the NOLs available from the October 13, 2022 change under section 382 are $740,000, annually.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Statutory federal income tax rate	21.00%	21.00%
State (net of federal benefit)	(14.27)%	(6.56)%
Non-deductible expenses	(2.58)%	(5.34)%
R&D Credit	2.15%	1.70%
NOL and R&D adjustment due to 382	(2.72)%	(16.27)%
NUBIL – 382 adjustment	5.23%	0.00%
Permanent true-ups	(2.28)%	(0.89)%
Other	0.00%	0.02%
Change in valuation allowance	(6.53)%	6.34%
Effective income tax rate	0%	0%

The Company does not have any uncertain tax positions at December 31, 2024 and 2023, that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2024, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, the Company entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of December 31, 2024, no events have occurred, and the Company continues to pay Licensor $45,000 every three months.

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

Leases and Subleases

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for each subsequent year with monthly rent for the years end December 31, 2024 and 2023 of approximately $7,000 and $7,000, respectively.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Beginning on January 1, 2023, we also leased office space at 880 Third Avenue, 12th Floor, New York, NY 10022 with monthly rent of approximately $14,500 that was terminated on November 30, 2023.

Beginning on December 1, 2023, we leased office space at 12 E 49th Street, New York, NY 10022 for with monthly rent of approximately $12,000 that lease was terminated on May 31, 2024.

Beginning on May 29, 2024, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $10,500; that lease expires on May 30, 2025.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

The Company incurred rent expense of approximately $236,900 and $283,600 for the years ended December 31, 2024 and 2023, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $135,298 and $140,982 for the years ended December 31, 2024 and 2023, respectively.

NOTE 12 – SEGMENT REPORTING

The Company determined its reporting units in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker (CODM) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company.

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280: clinical stage drug development. The Company derives all of its losses from the development of clinical stage drugs expenses. The Company’s CODM is its chief executive officer and chief financial officer. The CODM assesses performance and makes operating decisions about allocating resources based on the research and development operating expenses on the Consolidated Statements of Operations. The CODM does not review assets in evaluating the results of the clinical stage development, and therefore, such information is not presented.

The following table provides the operating expenses of our clinical stage drug development segment (rounded to the nearest $00):

	December 31,	December 31,
	2024	2023
Clinical Study Expense	$11,376,200	$20,043,700
Other Research Expense	23,616,000	22,367,300
Manufacturing and Drug Storage Expense	1,567,400	1,542,300
Pre-clinical Expense	328,900	-
Compensation Expense	3,349,400	3,630,100
Stock-based Compensation Expense	5,937,600	7,224,000
Total Research and Development Expense	$46,175,500	$54,807,400

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2025, 300,000 Cash-Settled Stock Appreciation Rights were granted to a consultant with an exercise price of $0.45.

On February 3, 2025, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Asarina Pharma AB (Asarina), a Swedish corporation, pursuant to which the Company has agreed, subject to the terms and conditions set forth therein, to purchase from Asarina all right, title, and interest in Sepranolone, a phase 2b ready neurosteroid being developed for the potential treatment of Prader-Willi Syndrome, Tourette Syndrome, essential tremor and other diseases related to excessive GABAergic activity. The total purchase price for Sepranolone is €3,000,000. The Company paid Asarina $2,756,000 on February 5, 2025, which includes a credit of $250,000 for a previous payment made by the Company to Asarina pursuant to an exclusivity agreement dated October 25, 2024.

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone Pharma, Ltd. (Trigone), an Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represent 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to $200 million in development, regulatory and sales milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales. Following the completion of the ongoing Phase 2 study, the Company will assume responsibility for NDV-01’s development, manufacturing and commercialization.

On March 24, 2025, the Company awarded a total of 200,000 options to consultants with an exercise price of $0.30 and a 10-year term vesting over a four-year period.

Exhibits

Certain of the agreements filed as exhibits to this Annual Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

3.2	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

Exhibit Number	Description

4.1	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.2	Form of Warrants to Purchase Common Stock issued in 2012 and 2013 in connection with Relmada Therapeutics, Inc. 8% Senior Subordinated Promissory Notes (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.3	Form of B Warrant dated May __, 2014 issued to investors by Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 4.4 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

4.4	Form of B Warrant dated June 10, 2014 issued to investors by Camp Nine, Inc. (incorporated by reference to Exhibit 4.2 of Relmada’s Form 8-K filed with the SEC on June 16, 2014).

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

4.7	Form of 2018 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

4.9	Form of Exchanged Warrant [(incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).]

4.10	Description of Securities (incorporated by reference to the description of the Company’s common stock, par value $0.001 per share, under the heading “Description of Securities We May Offer—Authorized Capital Stock; Issued and Outstanding Capital Stock,” “—Common Stock,” “—Forum for Adjudication of Disputes, “—Anti-takeover Effects of Our Articles of Incorporation and By-laws, and “—Anti-takeover Effects of Nevada Law” in the Company’s Registration Statement on Form S-3 (File No. 333-245054), filed with the Securities and Exchange Commission on August 12, 2020)

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.3	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.4	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.5	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

Exhibit Number	Description

10.7	License Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.8	Intellectual Property Assignment Agreement, dated January 16, 2018, between Relmada Therapeutics, Inc. Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 19, 2018).

10.9	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.10	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.11	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.12	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.13	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.14	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.5 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.15	Amended and Restated Unit Purchase Agreement dated November 27, 2019, between Relmada Therapeutics, Inc., and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.16	Amendment No. 1 To License Agreement dated December 2, 2019, to the License Agreement dated January 16, 2018 between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.17	Director Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.18	Indemnity Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.19	Director Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

Exhibit Number	Description

10.20	Indemnity Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.21	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.22	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.23	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.24	Amendment No. 5 to Stock Option and Equity incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 9, 2020).

10.25	Open Market Sale AgreementSM dated as of May 15, 2020 by and between Relmada Therapeutics, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 10.7 of Relmada’s Form 10-Q filed with the SEC on May 15, 2020).

10.26	Relmada Therapeutics, Inc., 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 of Relmada’s Form 10-K filed with the SEC on March 24, 2021).

10.27	License Agreement dated as of July 16, 2021, between Arbormentis, LLC and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on August 10, 2021).

10.28	Exchange Agreement between Relmada Therapeutics, Inc., and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners II, L.P., VHCP Co-Investment Holdings II, LLC, Venrock Healthcare Capital Partners III, L.P., and VHCP Co-Investment Holdings III, LLC, dated September 21, 2022 (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).

Exhibit Number	Description

10.29	Amendment No. 2 dated December 27, 2022, to the License Agreement originally dated January 16, 2018, as heretofore amended, between Relmada Therapeutics, Inc., and Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 28, 2022).

10.30	Advisory Agreement dated as of January 1, 2023, between Relmada Therapeutics, Inc., and Paul Kelly (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 5, 2023).

10.31	Director Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

10.32	Indemnity Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.2 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

10.33	Employment Agreement, dated January 1, 2025, between Relmada Therapeutics, Inc. and Paul Kelly (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.34	Amended and Restated Employment Agreement, dated January 1, 2025, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.35	Amended and Restated Employment Agreement, dated January 1, 2025, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.36	Amended and Restated Employment Agreement, dated January 1, 2025, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.37	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.5 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.38	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Maged Shenouda (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.39	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Charles Ence (incorporated by reference to Exhibit 10.7 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.40	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Paul Kelly (incorporated by reference to Exhibit 10.8 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.41	Asset Purchase Agreement between Relmada Therapeutics, Inc. and Asarina Pharma AB, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on February 6, 2025)

19.1*	Insider Trading Policy, effective November 10, 2020.

Exhibit Number	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

23.1*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy, effective November 21, 2023.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 27, 2025	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer, and Director	March 27, 2025
Sergio Traversa

/s/ Maged Shenouda	Chief Financial Officer	March 27, 2025
Maged Shenouda

/s/ Charles J. Casamento	Chairman of the Board	March 27, 2025
Charles J. Casamento

/s/ Paul Kelly	Director	March 27, 2025
Paul Kelly

/s/ John Glasspool	Director	March 27, 2025
John Glasspool

/s/ Fabiana Fedeli	Director	March 27, 2025
Fabiana Fedeli