Form 10-Q
period 2025-06-30
RELMADA THERAPEUTICS, INC.
filed 2025-08-07
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, there were 33,191,622 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30,	As of
	2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,353,351	$3,857,026
Short-term investments	19,266,190	41,052,356
Prepaid expenses	474,628	886,461
Total current assets	21,094,169	45,795,843
Other assets	21,975	21,975
Total assets	$21,116,144	$45,817,818

Commitments and Contingencies (See Note 8)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,361,911	$4,130,563
Accrued expenses	3,772,636	6,160,827
Total current liabilities	5,134,547	10,291,390
Stock appreciation rights	32,116	4,467
Total liabilities	5,166,663	10,295,857

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 33,191,622 and 30,174,202 shares issued and outstanding, respectively	33,191	30,174
Additional paid-in capital	684,224,232	676,373,822
Accumulated deficit	(668,307,942)	(640,882,035)
Total stockholders’ equity	15,949,481	35,521,961
Total liabilities and stockholders’ equity	$21,116,144	$45,817,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,819,377	$10,721,089	$14,770,400	$24,026,395
General and administrative	7,401,929	8,097,695	13,669,342	17,780,249
Total operating expenses	10,221,306	18,818,784	28,439,742	41,806,644

Loss from operations	(10,221,306)	(18,818,784)	(28,439,742)	(41,806,644)

Other (expenses) income:
Interest/investment income, net	321,458	963,013	761,745	2,018,901
Realized (loss) gain on short-term investments	47,203	133,114	110,156	186,247
Unrealized (loss) gain on short-term investments	(13,797)	(45,465)	141,934	5,248
Total other income	354,864	1,050,662	1,013,835	2,210,396

Net loss	$(9,866,442)	$(17,768,122)	$(27,425,907)	$(39,596,248)

Loss per common share – basic and diluted	$(0.30)	$(0.59)	$(0.86)	$(1.31)

Weighted average number of common shares outstanding – basic and diluted	33,191,622	30,174,202	31,807,943	30,153,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2024	30,174,202	$30,174	$676,373,822	$(640,882,035)	$35,521,961
Stock based compensation	-	-	3,572,769	-	3,572,769
Issuance of Restricted Common Stock	3,017,420	3,017	902,209	-	905,226
Net loss	-	-	-	(17,559,465)	(17,559,465)
Balance – March 31, 2025	33,191,622	33,191	680,848,800	(658,441,500)	22,440,491
Stock based compensation	-	-	3,448,453	-	3,448,453
ATM Expenses	-	-	(73,021)	-	(73,021)
Net loss	-	-	-	(9,866,442)	(9,866,442)
Balance – June 30, 2025	33,191,622	$33,191	$684,224,232	$(668,307,942)	$15,949,481

	Three and Six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242
Stock based compensation	-	-	8,295,468	-	8,295,468
Options exercised for common stock	74,999	75	246,672	-	246,747
ATM Expenses	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	(21,828,126)	(21,828,126)
Balance – March 31, 2024	30,174,202	30,174	654,746,964	(582,730,807)	72,046,331
Stock based compensation	-	-	7,213,419	-	7,213,419
Net loss	-	-	-	(17,768,122)	(17,768,122)
Balance – June 30, 2024	30,174,202	$30,174	$661,960,383	$(600,498,929)	$61,491,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(27,425,907)	$(39,596,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,926,448	15,508,887
Realized (gain) on short-term investments	(110,156)	(186,247)
Unrealized (gain) on short-term investments	(141,934)	(5,248)
Change in operating assets and liabilities:
Prepaid expenses and other assets	411,834	637,035
Accounts payable	(2,768,652)	668,559
Accrued expenses	(2,388,191)	(3,326,511)
Stock appreciation rights compensation	27,649	-
Net cash (used in) operating activities	(24,468,909)	(26,299,773)

Cash flows from investing activities
Purchase of short-term investments	(809,375)	(8,313,312)
Sale of short-term investments	22,847,630	32,386,030
Net cash provided by investing activities	22,038,255	24,072,718

Cash flows from financing activities
Proceeds from options exercised for common stock	-	246,747
ATM Expenses	(73,021)	(25,000)
Net cash (used in)/provided by financing activities	(73,021)	221,747
Net (decrease)/increase in cash and cash equivalents	(2,503,675)	(2,005,308)
Cash and cash equivalents at beginning of the period	3,857,026	4,091,568

Cash and cash equivalents at end of the period	$1,353,351	$2,086,260

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

The Esmethadone (d-methadone, dextromethadone, REL-1017) program has been terminated effective July 7, 2025.

Relmada was also developing a proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications. This program was terminated effective May 12, 2025.

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

As previously disclosed, on January 21, 2025, Relmada Therapeutics, Inc. (the “Company”) received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business days ended January 17, 2025, the Company’s security did not maintain a minimum bid price of $1 per share. Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days from the date of the notice (“Initial Compliance Period”), and that it may regain compliance if the closing bid of the Company’s security is at least $1 for a minimum of ten consecutive business days during the Initial Compliance Period, which ended on July 21, 2025.

On July 22, 2025, Nasdaq notified the Company that it had approved the Company’s application to transfer its listing to the Nasdaq Capital Market. The Company’s common stock was transferred to the Nasdaq Capital Market at the opening of business on July 24, 2025. Nasdaq also approved a 180-day extension, or until January 19, 2026 (the “Compliance Period”), to regain compliance with the minimum bid price in accordance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common stock must maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the Compliance Period.

The Company intends to actively monitor the Company’s bid price during the Compliance Period and intends to take all reasonable measures available to regain compliance with the requirements for continued listing on the Nasdaq Capital Market. While the Company plans to make diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

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

On March 24, 2025, we entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represented 10% of the Company’s outstanding shares on such date, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to approximately $200 million in development, regulatory and commercial milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales.

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

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the six months ended June 30, 2025, the Company incurred a net loss of $27,425,907 and had negative operating cash flows of $24,468,909. Given the Company’s projected operating requirements and its existing cash and cash equivalents and short-term investments, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents balance of $1,353,351 and $3,857,026 at June 30, 2025 and December 31, 2024, respectively, at these institutions exceed the federally insured limits.

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

Short-term investments at June 30, 2025 and December 31, 2024 consisted of mutual funds with a fair value of $19,266,190 and $41,052,356, respectively.

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

The Company’s short-term investment instruments of $19,266,190 at June 30, 2025 consist of mutual funds and are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the condensed consolidated statement of operations as unrealized gain on short-term investment. The Company recorded an unrealized loss of $13,797 and an unrealized gains of $141,934 included in other income for the three and six months ended June 30, 2025, respectively. The Company recorded an unrealized loss of $45,465 and a realized gain of $5,248 included in other income for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025, the stock appreciation rights liability had a fair value of $32,116. Significant inputs for Level 3 stock appreciation rights liability fair value measurement at June 30, 2025 are (1) discount rate of 3.79% - 3.89%, (2) expected life of 5.25 – 6.25 years, (3) expected volatility of 132% - 136%, (4) zero expected dividends, (5) stock price of $0.60 and (6) exercise price of $0.45 - $3.84.

There have been no transfers in and out of level 3 during the three and six months ended June 30, 2025, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2025, and December 31, 2024, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2025 and December 31, 2024. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2020 forward.

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

For the six months ended June 30, 2025 and 2024, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Six months ended
	June 30, 2025	June 30, 2024
Stock options	14,158,927	13,052,592
Common stock warrants	750,908	1,813,455
Total	14,909,835	14,866,047

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides clarifications related to step acquisitions and simplifies certain consolidation assessments involving variable interest entities. The standard is effective for the Company for annual periods beginning January 1, 2026, and for interim periods beginning January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies when awards fall under stock compensation guidance. This standard is effective for the Company for annual periods beginning January 1, 2026, and interim periods beginning January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2025	December 31, 2024
Insurance	$68,000	$403,100
Research and Development	307,100	391,200
Other	99,500	92,200
Total	$474,600	$886,500

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2025	December 31, 2024
Research and development	$1,890,500	$4,514,800
Professional fees	257,000	362,600
Accrued bonus	1,035,900	732,300
Accrued vacation	509,800	421,700
Other	79,400	129,400
Total	$3,772,600	$6,160,800

NOTE 6 - STOCK APPRECIATION RIGHTS

During the six months ended June 30, 2025, 775,000 cash-settled stock appreciation rights have been issued to employees and consultants with an exercise price ranging from $0.45 to $0.67 with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% - 4.43%, (2) expected life of 6.25 years, (3) expected volatility of 135% - 140%, and (4) zero expected dividends.

At June 30, 2025, the Company revalued the cash-settled stock appreciation rights using a stock price of $0.60 and an exercise price ranging from $0.45 to $3.84. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.79% - 3.89%, (2) expected life of 5.25 – 6.25 years, (3) expected volatility of 132% - 136% and (4) zero expected dividends.

As of June 30, 2025, the total liability related to cash-settled SARs is $32,116, reflecting the fair value as of the reporting date. For the six months ended June 30, 2025, the Company recorded compensation related to the cash-settled SARs in the amount of $24,611, included $24,439 and $172 in research and development and general and administrative expense, respectively, in the accompanying unaudited condensed consolidated statements of operations.

A summary of the changes in SARs during the six months ended June 30, 2025 is as follows:

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	110,000	$0.99	9.65	$-
Granted	775,000	$0.58	9.81	$-
Outstanding at June 30, 2025	885,000	$0.97	9.72	$-
SARs vested at June 30, 2025	-	$-	-	$-

At June 30, 2025, the Company has unrecognized compensation expense of approximately $440,800 related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.72 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2025, the Company issued 3,017,420 shares of restricted common stock in accordance with the license agreement with Trigone Pharma. The Company recognized $905,226 of research and development compensation expense related to the restricted common stock issued as part of the transaction.

During the six months ended June 30, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent (the “ATM”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of June 30, 2025, no shares have been issued under this agreement.

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

In May 2025, the Company’s Board of Directors adopted and shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,000,000 shares.

These combined plans allowed for the granting of up to 15,052,942 options or other stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

From January 1, 2025 through June 30, 2025, 3,103,567 options were issued with a weighted average exercise price of $0.65 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of $1,894,177 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% - 4.16% (2) expected life of 6.25 years, (3) expected volatility of 126% - 132%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the three months ended June 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2024	12,263,017	$16.61	6.01		$-
Granted	3,103,567	$0.65	-	$
Cancelled	(1,207,657)	$17.34	-		$-
Outstanding at June 30, 2025	14,158,927	$13.05	6.98		$61,131
Options exercisable at June 30, 2025	9,162,258	$18.63	5.84		$66

At June 30, 2025, the Company has unrecognized stock-based compensation expense of approximately $11.2 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.98 years.

Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2024	1,382,613	$17.02
Expired	(631,905)	-
Outstanding at June 30, 2025	750,908	$28.86
Warrants Vested at June 30, 2025	745,658	$28.87

At June 30, 2025, the Company had approximately $56,800 of unrecognized compensation expense related to outstanding warrants.

At June 30, 2025, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes restricted stock, stock options, and warrants in the unaudited consolidated statements of operations for the six months ended June 30, 2025 and 2024 (rounded to nearest $00):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Research and development	$1,236,200	$3,279,300
General and administrative	6,690,200	12,229,600
Total	$7,926,400	$15,508,900

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2025, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, we entered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada will pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada will also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada will also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement. As of June 30, 2025, no events have occurred, and the Company continued to pay Licensor $45,000 every three months. See Note 11 below.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Trigone

On March 24, 2025, we entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represent 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to $200 million in development, regulatory and commercial milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales.

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

Beginning on May 29, 2024, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $10,500; that lease expired on May 30, 2025 with the Company continuing to lease the space under a month-to-month option.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

For the six months ended June 30, 2025 and 2024, the Company recognized lease expense of approximately $98,500 and $122,100, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $100,700 and $69,400 for the six months ended June 30, 2025 and 2024, respectively.

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

The following table provides the operating expenses of our clinical stage drug development segment for the three and six months ended June 30, 2025 and 2024 (rounded to the nearest $00):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Clinical Study Expense	$779,600	$1,587,500	$8,740,200	$4,760,100
Other Research Expense	702,200	6,239,500	2,533,200	13,306,300
Manufacturing and Drug Storage Expense	81,600	681,500	237,200	974,000
Pre-clinical Expense	-	-	-	33,700
Compensation Expense	1,062,700	632,600	1,996,100	1,673,000
Stock-based Compensation Expense	193,300	1,580,000	1,263,700	3,279,300
Total Research and Development Expense	$2,819,400	$10,721,100	$14,770,400	$24,026,400

NOTE 11 - SUBSEQUENT EVENTS

On July 7, 2025, the Company delivered to the Licensor under the License Agreement with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi formal notice of termination of the License Agreement, ending the Company’s participation in the previously announced esmethadone development program. As a result of the notice of termination, all material obligations under the license agreement with the Licensor will cease 90 days after the date of the notice.

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

Business Overview

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a publicly traded, clinical-stage biotechnology company. We substantially redesigned our development programs following a comprehensive strategic review in late 2024 and early 2025. We concluded in our review that the most promising path to create shareholder value was to lever our extensive drug development expertise and clinical operations capabilities by acquiring new development candidates, while pausing further work on esmethadone (d-methadone, dextromethadone or REL-1017). Hence we accelerated ongoing efforts to augment our development pipeline while diversifying its risk, which culminated in the licensing of NDV-01, a novel delivery formulation of a chemotherapy regimen widely used to treat non muscle-invasive bladder cancer (NMIBC) that is currently in Phase 2, and the acquisition of Sepranolone, a Phase 2b-ready neurosteroid with potential applications in Prader-Willi syndrome (PWS), Tourette Syndrome (TS), essential tremor and other diseases related to excessive GABAergic activity.

Following the 2024 REL-1017 setback and subsequent post hoc analyses, the program has been terminated effective July 7, 2025.

We also had been developing REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. Effective May 12, 2025, this program has been terminated.

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

Under this approach, we will continue to emphasize:

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

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	NDV-01 Nine-month data from ongoing Phase 2 NMBIC Study – 2nd Half 2025

●	NDV-01 Twelve-month data from ongoing Phase 2 NMBIC Study – Year end 2025

●	NDV-01 United States Investigative New Drug clearance – 1st Half 2026

●	Sepranolone - Initiation of clinical trial in PWS – 1st Half 2026

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

NDV-01 Program

Our second program , in-licensed on March 24, 2025, NDV-01, is a novel intravesicular delivery technology designed for the long-acting, controlled release of gemcitabine and docetaxel. This combination therapy has gained significant interest as an alternative to Bacillus Calmette-Guérin (BCG) for treating NMIBC, especially given the global BCG shortage since 2019. Clinical studies have shown that gemcitabine and docetaxel achieve response rates and Recurrence-Free Survival comparable to or better than BCG. However, conventional administration is cumbersome, requiring sequential drug delivery over three to four hours, with limited tumor exposure time.

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

On August 7, 2025, the Company announced positive 6-month follow-up data from the Phase 2 study.

Highlights of the 6-month follow-up data from the Phase 2 study:

Table 1: Baseline characteristics (n=29)
Gender	n (%)
Male	24 (83%)
Female	5 (17%)

Median Age (years) (range)	73 (54-93)

Median BCG Doses (range)	6 (0-18)
● BCG-naïve (n (%))	12 (41%)
● BCG exposed (n (%))	4 (14%)
● BCG unresponsive (n (%))	13 (45%)

Stage (n (%))
Pure CIS	3 (10%)
Ta/T1 + CIS	4 (14%)
Ta	18 (62%)
T1	4 (14%)

% (n/N)
Complete Response (CR)
Anytime	91% (21/23)
3 months	83% (19/23)
6 months	90% (19/21)*

*	One subject has reached the 9-month assessment and had a CR. No patient had progression to muscle invasive disease. No patient underwent a radical cystectomy. No patient had >= Grade 3 treatment related adverse events and no patients discontinued treatment due to adverse events.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $27,425,900 for the six months ended June 30, 2025. At June 30, 2025, we had an accumulated deficit of approximately $668,308,000.

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

Results of Operations

For the Three Months Ended June 30, 2025 versus June 30, 2024

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Operating Expenses
Research and development	$2,819,377	$10,721,089	$(7,901,712)
General and administrative	7,401,929	8,097,695	(695,766)
Total	$10,221,306	$18,818,784	$(8,597,478)

Research and Development Expense

Research and development expense for the three months ended June 30, 2025 was approximately $2,819,400 compared to $10,721,100 for the three months ended June 30, 2024, a decrease of approximately $7,901,700. The change was primarily driven by:

●	Decrease in other research expenses of $5,537,300 primarily associated with the winding down of the REL-1017 302 and 304 studies in 2025;

●	Decrease in stock-based compensation expense of $1,386,700;

●	Decrease in study costs of $807,900 associated with the winding down of the REL-1017 studies;

●	Decrease in manufacturing and drug storage costs of $599,900; and

●	Increase in compensation expense of $430,100 due to a increase in research and development employees and their related bonus.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2025 was approximately $7,401,900 compared to $8,097,700 for the three months ended June 30, 2024, a decrease of approximately $695,800. The change was primarily due to:

●	Decrease in stock-based compensation expense of $2,353,700;

●	Increase in compensation expense of $1,652,000 due to an increase of general and administrative employees and their related bonuses; and

●	Increase in other general and administrative expenses of $5,900 primarily due to an increase in consulting services.

Other Income

Interest/investment income was approximately $321,500 and $963,000 for the three months ended June 30, 2025 and 2024, respectively. The decrease was due to lower average investment balance. Realized gain on short-term investments was approximately $47,200 and $133,100 for the three months ended June 30, 2025 and 2024, respectively. Unrealized loss on short-term investments was approximately $13,800 and $45,500 for the three months ended June 30, 2025 and 2024.

Net Loss

The net loss for the Company for the three months ended June 30, 2025 and 2024 was approximately $9,866,400 and $17,768,100, respectively. The Company had loss per share basic and diluted of $0.30 and $0.59 for the three months ended June 30, 2025 and 2024, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended June 30, 2025 and 2024, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2025 versus June 30, 2024

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Operating Expenses
Research and development	$14,770,400	$24,026,395	$(9,255,995)
General and administrative	13,669,342	17,780,249	(4,110,907)
Total	$28,439,742	$41,806,644	$(13,366,902)

Research and Development Expense

Research and development expense for the six months ended June 30, 2025 was approximately $14,770,400 compared to $24,026,400 for the six months ended June 30, 2024, a decrease of approximately $9,256,000. The decrease was primarily due to:

●	Decrease in other research expenses of $10,773,100 primarily associated with the wind-down of the 302 and 304 studies in 2025;

●	Decrease in stock-based compensation expense of $2,015,600;

●	Decrease in manufacturing and drug storage costs of $736,800;

●	Decrease in pre-clinical and toxicology expenses of $33,700;

●	Increase in costs of $3,980,100 associated with the acquisitions of Sepranolone and NDV-01 in the first quarter of 2025 offset with a decrease of 302 and 304 study expenses due to the wind-down of these studies; and

●	Increase in compensation expense of $323,100 due to an increase in research and development employees and their related bonuses.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2025 was approximately $13,669,300 compared to $17,780,200 for the six months ended June 30, 2024, a decrease of approximately $4,110,900. The decrease was primarily due to:

●	Decrease in stock-based compensation expense of $5,539,100 related to option grants to employees and key consultants;

●	Decrease in other general and administrative expenses of $281,600 primarily due to a decrease in consulting services; and

●	Increase in compensation expense of $1,709,800 primarily related an increase of general and administrative employees and their related bonuses.

Other Income

Interest / investment income was approximately $761,700 and $2,018,900 for the six months ended June 30, 2025 and 2024, respectively. The decrease was due to lower interest rates and investment yields. Realized gain on short-term investments was approximately $110,200 for the six months ended June 30, 2024 compared to a realized gain of approximately $186,200 for the six months ended June 30, 2024. Unrealized gain on short-term investments was approximately $141,900 and $5,200 for the six months ended June 30, 2025 and 2024, respectively.

Net Loss

The net loss for the Company for the six months ended June 30, 2025 and 2024 was approximately $27,425,900 and $39,596,200 respectively. The Company had loss per share, basic and diluted of $0.86 and $1.31 for the six months ended June 30, 2025 and 2024, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2025 and 2024, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the six months ended June 30, 2025, the Company incurred a net loss of $27,425,907 and had negative operating cash flows of $24,468,909. Given the Company’s projected operating requirements and its existing cash and cash equivalents and short-term investments, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating the size and scope of any subsequent operations and clinical trials that will affect the timing to obtain the required funding of future operations. Financing strategies may include, but are not limited to the public or private sale of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Because management’s plans have not yet been finalized and are not within the Company’s control the implementation of such plans cannot be considered probable. As a result, the Company concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash used in operating activities	$(24,468,909)	$(26,299,773)
Cash provided by investing activities	22,038,255	24,072,718
Cash (used in)/provided by financing activities	(73,021)	221,747
Net decrease in cash and cash equivalents	$(2,503,675)	(2,005,308)

For the six months ended June 30, 2025, cash used in operating activities was $24,468,909 primarily due to the net loss of $27,425,907 offset by non-cash stock-based compensation charges of $7,926,448. There were realized gains and unrealized gains on short-term investments of $110,156 and $141,934, respectively. In addition, there was an increase in operating assets and liabilities of $4,717,360.

For the six months ended June 30, 2024, cash used in operating activities was $26,299,773 primarily due to the net loss of $39,596,248 offset by non-cash stock-based compensation charges of $4,477,995. There were realized gains and unrealized gains on short-term investments of $186,247 and $5,248, respectively. In addition, there was an increase in operating assets and liabilities of $4,766,880.

For the six months ended June 30, 2025, cash provided by investing activities was $22,038,255, due to $809,375 of purchases of short-term investments offset by $22,847,630 of sales of short-term investments.

For the six months ended June 30, 2024, cash provided by investing activities was $24,072,718, due to $8,313,312 of purchases of short-term investments offset by $32,386,030 of sales of short-term investments.

Net cash used by financing activities for the six months ended June 30, 2025 was $73,021 related to ATM expenses.

For the six months ended June 30, 2024, cash provided by financing activities was $221,747 due to proceeds from options exercised for common stock of $246,747 offset by ATM expenses of $25,000.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2025 have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2025, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2025	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)