Form 10-Q
period 2025-09-30
RELMADA THERAPEUTICS, INC.
filed 2025-11-13
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 73,333,622 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30,	As of
	2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,384,484	$3,857,026
Short-term investments	12,502,040	41,052,356
Prepaid expenses	967,745	886,461
Total current assets	14,854,269	45,795,843
Other assets	21,975	21,975
Total assets	$14,876,244	$45,817,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,453,102	$4,130,563
Accrued expenses	3,736,496	6,160,827
Total current liabilities	5,189,598	10,291,390
Stock appreciation rights	221,107	4,467
Total liabilities	5,410,705	10,295,857

Commitments and Contingencies (See Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 33,191,622 and 30,174,202 shares issued and outstanding, respectively	33,191	30,174
Additional paid-in capital	687,831,786	676,373,822
Accumulated deficit	(678,399,438)	(640,882,035)
Total stockholders’ equity	9,465,539	35,521,961
Total liabilities and stockholders’ equity	$14,876,244	$45,817,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$4,036,267	$11,149,136	$18,806,667	$35,175,531
General and administrative	6,291,079	11,859,702	19,960,421	29,639,951
Total operating expenses	10,327,346	23,008,838	38,767,088	64,815,482

Loss from operations	(10,327,346)	(23,008,838)	(38,767,088)	(64,815,482)

Other (expenses) income:
Interest/investment income, net	247,013	856,478	1,008,758	2,875,379
Realized (loss) gain on short-term investments	(81,438)	147,835	28,717	334,082
Unrealized gain on short-term investments	70,275	278,555	212,210	283,803

Total other (expense) income – net	235,850	1,282,868	1,249,685	3,493,264

Net loss	$(10,091,496)	$(21,725,970)	$(37,517,403)	$(61,322,218)

Loss per common share – basic and diluted	$(0.30)	$(0.72)	$(1.16)	$(2.03)

Weighted average number of common shares outstanding – basic and diluted	33,191,622	30,174,202	32,274,238	30,160,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2024	30,174,202	$30,174	$676,373,822	$(640,882,035)	$35,521,961
Stock-based compensation	-	-	3,572,769	-	3,572,769
Issuance of Restricted Common Stock	3,017,420	3,017	902,209	-	905,226
Net loss	-	-	-	(17,559,465)	(17,559,465)
Balance – March 31, 2025	33,191,622	33,191	680,848,800	(658,441,500)	22,440,491
Stock-based compensation	-	-	3,448,453	-	3,448,453
ATM Expenses	-	-	(73,021)	-	(73,021)
Net loss	-	-	-	(9,866,442)	(9,866,442)
Balance – June 30, 2025	33,191,622	33,191	684,224,232	(668,307,942)	15,949,481
Stock-based compensation	-	-	3,607,554	-	3,607,554
Net loss	-	-	-	(10,091,496)	(10,091,496)
Balance – September 30, 2025	33,191,622	$33,191	$687,831,786	$(678,399,438)	$9,465,539

	Three and Nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242
Stock-based compensation	-	-	8,295,468	-	8,295,468
Options exercises for common stock	74,999	75	246,672	-	246,747
ATM Expenses	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	(21,828,126)	(21,828,126)
Balance – March 31, 2024	30,174,202	30,174	654,746,964	(582,730,807)	72,046,331
Stock-based compensation	-	-	7,213,419	-	7,213,419
Net loss	-	-	-	(17,768,122)	(17,768,122)
Balance – June 30, 2024	30,174,202	30,174	661,960,383	(600,498,929)	61,491,628
Stock-based compensation	-	-	7,949,125	-	7,949,125
ATM Expenses	-	-	(89,601)	-	(89,601)
Net loss	-	-	-	(21,725,970)	(21,725,970)
Balance – September 30, 2024	30,174,202	$30,174	$669,819,907	$(622,224,899)	$47,625,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(37,517,403)	$(61,322,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,534,002	23,458,012
Realized gain on short-term investments	(28,717)	(334,082)
Unrealized gain on short-term investments	(212,210)	(283,803)
Fair value changes on stock appreciation rights	216,640	12,562
Change in operating assets and liabilities:
Prepaid expenses and other assets	(81,285)	(378,596)
Accounts payable	(2,677,461)	(1,160,468)
Accrued expenses	(2,424,331)	(2,947,571)
Net cash used in operating activities	(31,190,765)	(42,956,164)

Cash flows from investing activities
Purchase of short-term investments	(1,043,307)	(11,424,986)
Sale of short-term investments	29,834,551	51,641,225
Net cash provided by investing activities	28,791,244	40,216,239

Cash flows from financing activities
Proceeds from options exercised for common stock	-	246,747
ATM Expenses	(73,021)	(114,601)
Net cash (used in)/provided by financing activities	(73,021)	132,146

Net decrease in cash and cash equivalents	(2,472,542)	(2,607,779)
Cash and cash equivalents at beginning of the period	3,857,026	4,091,568
Cash and cash equivalents at end of the period	$1,384,484	1,483,789

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income Tax	$-	$-

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

On September 15, 2025, the Company received written notice of compliance from Nasdaq stating that for 10 consecutive trading days, from August 29, 2025 to September 12, 2025, the closing bid price of the Company’s common stock had been at $1.00 per share or greater, and accordingly, the Company regained compliance with Nasdaq Listing Rule 5550(a)(2). Nasdaq informed the Company in the compliance notice that it now considered this matter closed.

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

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represented 10% of the Company’s outstanding shares on such date, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

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

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2025, the Company incurred a net loss of $37,517,403 and had negative operating cash flows of $31,190,765. At September, 30, 2025, the Company was projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued.

On November 5, 2025 the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, are approximately $94 million.

As of the date of this report, Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated quarterly financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. As a result, the Company concluded that management’s plans alleviated substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2025 and the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents balance of $1,384,484 and $3,857,026 at September 30, 2025 and December 31, 2024, respectively, at these institutions exceed the federally insured limits.

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

Short-term investments at September 30, 2025 and December 31, 2024 consisted of mutual funds with a fair value of $12,502,040 and $41,052,356, respectively.

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

The Company’s short-term investment instruments of $12,502,040 at September 30, 2025 consist of mutual funds and are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains and losses are recorded in the condensed consolidated statement of operations as unrealized gain on short-term investment. The Company recorded an unrealized gain of $70,275 and $212,210 included in other income for the three and nine months ended September 30, 2025, respectively. The Company recorded unrealized gains of $278,555 and $283,803 included in other income for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025, the stock appreciation rights liability had a fair value of $221,107. Significant inputs for Level 3 stock appreciation rights liability fair value measurement at September 30, 2025 are (1) discount rate of 3.74% - 3.84%, (2) expected life of 5 – 6 years, (3) expected volatility of 132% - 137%, (4) zero expected dividends, (5) stock price of $2.01 and (6) exercise price of $0.45 - $3.84.

There have been no transfers in and out of level 3 during the three and nine months ended September 30, 2025, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2025, and December 31, 2024, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2025 and December 31, 2024. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2020 forward.

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

Stock Appreciation Rights

Pursuant to the terms of the Company’s 2021 Equity Incentive Plan, the Company may grant cash-settled Stock Appreciation Rights (SARs) that are classified as liabilities under ASC 718 (Compensation—Stock Compensation). These SARs allow employees to receive cash payments based on the appreciation of the Company’s stock price over a specified period.

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

For the nine months ended September 30, 2025 and 2024, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2025	September 30, 2024
Stock options	14,149,986	13,052,592
Common stock warrants	750,908	1,663,451
Total	14,900,894	14,716,043

Adoption of Recent Accounting Standards

In November 2023, The FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosures for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted this standard effective January 1, 2024 and the standard did not have significant impact on our consolidated financial statements.

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

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including domestic research cost expensing among other changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While the Company continues to assess the impact of the tax provisions of the OBBBA on its condensed consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s Statement of Operations.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides clarifications related to step acquisitions and simplifies certain consolidation assessments involving variable interest entities. The standard is effective for the Company for annual periods beginning January 1, 2026, and for interim periods beginning January 1, 2027, with updates applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies when awards fall under stock compensation guidance. This standard is effective for the Company for annual periods beginning January 1, 2026, and interim periods beginning January 1, 2027, with updates applied retrospectively or modified retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	September 30, 2025	December 31, 2024
Insurance	$542,300	$403,100
Research and Development	333,400	391,200
Other	92,000	92,200
Total	$967,700	$886,500

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	September 30, 2025	December 31, 2024
Research and development	$1,526,300	$4,514,800
Professional fees	215,400	362,600
Accrued bonus	1,381,300	732,300
Accrued vacation	532,600	421,700
Other	80,900	129,400
Total	$3,736,500	$6,160,800

NOTE 6 - STOCK APPRECIATION RIGHTS

During the nine months ended September 30, 2025, 775,000 cash-settled SARs were issued to employees and consultants with an exercise price ranging from $0.45 to $0.67 with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% - 4.43%, (2) expected life of 6.25 years, (3) expected volatility of 135% - 140%, and (4) zero expected dividends.

At September 30, 2025, the Company revalued the cash-settled SARs using a stock price of $2.01 and an exercise price ranging from $0.45 to $3.84. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.74% - 3.84%, (2) expected life of 5 – 6 years, (3) expected volatility of 132% - 137% and (4) zero expected dividends.

As of September 30, 2025, the total liability related to cash-settled SARs is $221,107, reflecting the fair value as of the reporting date. For the nine months ended September 30, 2025, the Company recorded compensation related to the cash-settled SARs in the amount of $216,640, included $202,159 and $14,481 research and development and general and administrative expense, respectively, in the accompanying unaudited condensed consolidated statements of operations.

A summary of the changes in SARs during the nine months ended September 30, 2025 is as follows:

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	110,000	$0.99	9.65	$-
Granted	775,000	$0.58	9.56	$-
Outstanding at September 30, 2025	885,000	$0.97	9.47	$-
SARs vested at September 30, 2025	-	$-	-	$-

At September 30, 2025, the Company has unrecognized compensation expense of approximately $1,450,100 related to unvested SARs which will be recognized over the weighted average remaining service period of 3.46 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2025, the Company issued 3,017,420 shares of restricted common stock in accordance with the license agreement with Trigone Pharma. The Company recognized $905,226 of research and development compensation expense related to the restricted common stock issued as part of the transaction.

During the nine months ended September 30, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent (the “ATM”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of September 30, 2025, no shares have been issued under this agreement.

On November 5, 2025 the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, are approximately $94 million.

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

From January 1, 2025 through September 30, 2025, 3,103,567 options were issued with a weighted average exercise price of $0.65 and a 10-year term, vesting over a 4 year period. The options granted include time-based vesting grants. The options have an aggregate fair value of $1,894,177 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% - 4.16% (2) expected life of 6.25 years, (3) expected volatility of 126% - 132%, and (4) zero expected dividends.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the three months ended September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2024	12,263,017	$16.61	6.01		$-
Granted	3,103,567	$0.65	-	$
Cancelled	(1,216,598)	$17.39	-		$-
Outstanding at September 30, 2025	14,149,986	$13.05	6.73		$4,218,100
Options exercisable at September 30, 2025	9,732,827	$17.96	5.72		$242,635

At September 30, 2025, the Company has unrecognized stock-based compensation expense of approximately $7.7 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.87 years.

Warrants

A summary of the changes in outstanding warrants during the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2024	1,382,613	$17.02
Expired	(631,705)	-
Outstanding at September 30, 2025	750,908	$28.86
Warrants Vested at September 30, 2025	745,658	$28.87

At September 30, 2025, the Company does not have any unrecognized compensation expense related to outstanding warrants.

At September 30, 2025, the aggregate intrinsic value of warrants vested and outstanding was $0.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes restricted stock, stock options, and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (rounded to nearest $00):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Research and development	$1,419,500	$5,007,300
General and administrative	10,114,500	18,450,700
Total	$11,534,000	$23,458,000

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2025, the Company has not generated any revenue related to this license agreement.

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

On July 7, 2025, the Company delivered to the Licensor formal notice of termination of the License Agreement, ending the Company’s participation in the previously announced esmethadone development program. As a result of the notice of termination, all material obligations under the license agreement with the Licensor will ceased as of October 5, 2025, which was 90 days after the date of the notice. There were no fees or costs associated with the termination of the License Agreement.

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

On May 12, 2025, the Company delivered to Arbormentis LLC a formal notice of termination of the License Agreement, ending the Company’s participation in the previously announced psilocybin development program. As a result of the cancellation, all obligations under the license agreement with Arbormentis ceased as of August 10, 2025, which was 90 days after the date of notice. There were no fees or costs associated with the termination of the License Agreement.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Trigone

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represent 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

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

Beginning on May 29, 2024, the Company leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $10,500; that lease expired on May 30, 2025 with the Company continuing to lease the space under a month-to-month option.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the lease term.

For the nine months ended September 30, 2025 and 2024, the Company recognized lease expense of approximately $141,600 and $179,700, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was approximately $151,200 and $107,300 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table provides the operating expenses of our clinical stage drug development segment for the three and nine months ended September 30, 2025 and 2024 (rounded to the nearest $00):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Clinical Study Expense	$1,083,100	$2,345,300	$9,823,300	$7,105,400
Other Research Expense	852,800	5,956,400	3,386,000	19,262,700
Manufacturing and Drug Storage Expense	752,000	301,400	989,200	1,275,400
Pre-clinical Expense	-	-	-	33,700
Compensation Expense	990,400	805,300	2,986,500	2,478,300
Stock-based Compensation Expense	358,000	1,740,700	1,621,700	5,020,000
Total Research and Development Expense	$4,036,300	$11,149,100	$18,806,700	$35,175,500

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2025, the Company awarded a total of 50,000 stock options to a consultant with an exercise price of $2.16 and a 10 year term, vesting over a 4-year period.

On November 5, 2025 the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, are approximately $94 million.

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

Following the 2024 REL-1017 setback and subsequent post hoc analyses, the program was terminated effective July 7, 2025.

We also had been developing REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. Effective May 12, 2025, this program was terminated.

Currently, our lead product, NDV-01 is a novel, controlled-release intravesical formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial to assess its safety and efficacy in patients with aggressive forms of non-muscle invasive bladder cancer (NMIBC). We intend to develop NDV-01 for the treatment of high-risk, 2nd line Bacillus Calmette-Guérin (BCG)*-unresponsive NMIBC and also in intermediate risk patients in the adjuvant setting. We expect to initiate Phase III programs for each indication in the first-half of 2026.

Our second product, Sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of Prader-Willi Syndrome, Tourette Syndrome, excessive tremor and other diseases related to excessive GABAergic activity. We expect to initiate a Phase IIb study in Prader-Willi Syndrome in the first-half of 2026.

Progress in Strategic Execution

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

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	NDV-01 Twelve-month data from ongoing Phase 2 NMBIC Study – Early 2026

●	NDV-01 United States Investigative New Drug clearance – 1st Half 2026

●	NDV-01 High-risk, 2nd line BCG-unresponsive NMIBC Phase III Trial Initiation - 1st Half 2026

●	NDV-01 Intermediate Risk in the Adjuvant Setting Phase III Trial Initiation – 1st Half 2026

●	Sepranolone - Initiation of clinical trial in PWS – 1st Half 2026

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

Relmada expects to initiate a Phase II pilot study of Sepranolone in Prader Willi Syndrome in the 1st half of 2026.

NDV-01 Program

NDV-01, our lead program, was in-licensed on March 24, 2025, NDV-01, is a novel intravesicular delivery technology designed for the long-acting, controlled release of gemcitabine and docetaxel. This combination therapy has gained significant interest as an alternative to BCG for treating NMIBC, especially given the global BCG shortage since 2019. Clinical studies have shown that gemcitabine and docetaxel achieve response rates and Recurrence-Free Survival comparable to or better than BCG. However, conventional administration is cumbersome, requiring sequential drug delivery over three to four hours, with limited tumor exposure time.

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

Nine-Month Safety and Efficacy Data

We obtained nine-month safety and efficacy data for our Phase II study of NDV-01 in high-risk NMIBC. Among 36 enrolled patients who received at least one dose, no new safety signals were observed with respect to the type, frequency or severity of adverse events. No patients experienced Grade ≥3 treatment-related adverse events, and no patients discontinued treatment due to adverse events. Of the 36 patients, 22 (61%) experienced a treatment-related adverse event. Among treatment-related adverse events, 62% were transient uncomfortable urination (dysuria), 9% were asymptomatic positive urine culture and 7% were hematuria. The below table summarizes the efficacy data from the study.

Complete Response (CR)	% (n/N)
Anytime	92% (23/25)
3 months	84% (21/25)
6 months	87% (20/23)*
9 months	85% (17/20)*

*	Includes patients with CR after re-induction. 60% CR rate after re-induction.

Two patients have reached the 12-month assessment, and both have a CR. No patient has progressed to muscle-invasive disease and no patient has undergone radical cystectomy. 11 patients are awaiting the three-month response assessment.

The Company also recently announced the successful completion and receipt of written minutes from a Type B pre-IND meeting with the U.S. Food and Drug Administration (FDA) regarding the planned Phase 3 program for NDV-01 in non-muscle invasive bladder cancer (NMIBC) patients. Relmada secured FDA alignment on certain key elements of the planned Phase 3 pivotal program for NDV-01, expected to begin in H1 2026, and incorporating two studies in:

●	High-risk, 2nd line BCG-unresponsive NMIBC patients

●	Intermediate risk NMIBC in the adjuvant setting

Following are the key outcomes from the FDA Type B pre-IND meeting (specific study design details to be further discussed with the agency):

FDA Feedback on proposed NDV-01 Phase III Trials

The FDA indicated that in the BCG-unresponsive setting, a single arm trial may be acceptable in a patient population refractory to other therapies, with the details of such a design to be discussed further with the FDA. The FDA also indicated that, a randomized, post-transurethral resection of the bladder tumor (“TURBT”) adjuvant study comparing NDV-01 to observation in intermediate risk NMIBC patients with a time-to-event primary endpoint is generally acceptable, subject to submission of the intended trial design and endpoint definition to the FDA in a meeting package. In addition, the FDA agreed with our proposal to rely on FDA’s prior findings of safety for Gemzar and Taxotere and published literature for the nonclinical safety assessment of NDV-01 because this is a proposed 505(b)(2) approval.

Based on this feedback, we requested Type B meetings with the FDA for the randomized intermediate-risk NMIBC trial and for the BCG-unresponsive trial. We have protocols in active development for both the single-arm study in BCG-unresponsive NMIBC with carcinoma in situ (CIS) who are refractory to other therapies, which would enroll approximately 100 patients, and the randomized intermediate-risk NMIBC trial, which would enroll approximately 266 patients.

We intend to develop NDV-01 for the treatment of high-risk, 2nd line BCG-unresponsive NMIBC and also in intermediate risk patients in the adjuvant setting. We expect to initiate Phase III programs for each indication in the first-half of 2026.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing NCEs and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of cancer, neurological disorders, and other diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $37,517,400 for the nine months ended September 30, 2025. At September 30, 2025, we had an accumulated deficit of approximately $678,399,400.

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

Results of Operations

For the Three Months Ended September 30, 2025 versus September 30, 2024:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Operating Expenses
Research and development	$4,036,267	$11,149,136	$(7,112,869)
General and administrative	6,291,079	11,859,702	(5,568,623)
Total	$10,327,346	$23,008,838	$(12,681,492)

Research and Development Expense

Research and development expense for the three months ended September 30, 2025 was approximately $4,036,300 compared to $11,149,100 for the three months ended September 30, 2024, a decrease of approximately $7,112,800. The change was primarily driven by:

●	Decrease in other research expenses of $5,103,600 primarily associated with the winding down of the REL-1017 302 and 304 studies in 2025;

●	Decrease in stock-based compensation expense of $1,382,700;

●	Decrease in study costs of $1,262,200 associated with the winding down of the REL-1017 studies;

●	Increase in manufacturing and drug storage costs of $450,600; and

●	Increase in compensation expense of $185,100 due to an increase in research and development employees and their related bonus.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2025 was approximately $6,291,100 compared to $11,859,700 for the three months ended September 30, 2024, a decrease of approximately $5,568,600. The change was primarily due to:

●	Decrease in stock-based compensation expense of $2,782,500;

●	Decrease in compensation expense of $1,850,800 due to an decrease of general and administrative employees and their related bonuses; and

●	Decrease in other general and administrative expenses of $935,300 primarily due to an decrease in consulting services.

Other Income

Interest/investment income was approximately $247,000 and $856,500 for the three months ended September 30, 2025 and 2024, respectively. The decrease was due to lower average investment balance. Realized loss on short-term investments was approximately $81,400 for the three months ended September 30, 2025 compared to a realized gain on short term investments of approximately $147,800 for the three months ended September 30, 2024. Unrealized gain on short-term investments was approximately $70,300 and $278,600 for the three months ended September 30, 2025 and 2024.

Net Loss

The net loss for the Company for the three months ended September 30, 2025 and 2024 was approximately $10,091,500 and $21,726,000, respectively. The Company had loss per share basic and diluted of $0.30 and $0.72 for the three months ended September 30, 2025 and 2024, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2025 and 2024, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Nine Months Ended September 30, 2025 versus September 30, 2024:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Operating Expenses
Research and development	$18,806,667	$35,175,531	$(16,368,864)
General and administrative	19,960,421	29,639,951	(9,679,530)
Total	$38,767,088	$64,815,482	$(26,048,394)

Research and Development Expense

Research and development expense for the nine months ended September 30, 2025 was approximately $18,806,700 compared to $35,175,500 for the nine months ended September 30, 2024, a decrease of approximately $16,368,800. The decrease was primarily due to:

●	Decrease in other research expenses of $15,910,400 primarily associated with the wind-down of the 302 and 304 studies in 2025;

●	Decrease in stock-based compensation expense of $3,398,300;

●	Decrease in manufacturing and drug storage costs of $286,200;

●	Increase in costs of $2,717,900 associated with the acquisitions of Sepranolone and NDV-01 in the first quarter of 2025 offset with a decrease of 302 and 304 study expenses due to the wind-down of these studies; and

●	Increase in compensation expense of $508,200 due to an increase in research and development employees and their related bonuses.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2025 was approximately $19,960,400 compared to $29,640,000 for the nine months ended September 30, 2024, a decrease of approximately $9,679,600. The decrease was primarily due to:

●	Decrease in stock-based compensation expense of $8,321,700 related to option grants to employees and key consultants;

●	Decrease in other general and administrative expenses of $1,216,900 primarily due to a decrease in consulting services; and

●	Decrease in compensation expense of $141,000 primarily related an decrease of general and administrative employees and their related bonuses.

Other Income

Interest / investment income was approximately $1,008,800 and $2,875,500 for the nine months ended September 30, 2025 and 2024, respectively. The decrease was due to lower interest rates and investment yields and a lower average balance. Realized gain on short-term investments was approximately $28,700 and $334,100 for the nine months ended September 30, 2025 and 2024, respectively. Unrealized gain on short-term investments was approximately $212,200 and $283,800 for the nine months ended September 30, 2025 and 2024, respectively.

Net Loss

The net loss for the Company for the nine months ended September 30, 2025 and 2024 was approximately $37,517,400 and $61,322,200 respectively. The Company had loss per share, basic and diluted of $1.16 and $2.03 for the nine months ended September 30, 2025 and 2024, respectively.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2025 and 2024, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2025, the Company incurred a net loss of $37,517,403 and had negative operating cash flows of $31,190,765. At September 30, 2025, the Company was projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued.

On November 5, 2025 the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, are approximately $94 million.

As of the date of this report, Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated quarterly financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. As a result, the Company concluded that management’s plans alleviated substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2025 and the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash used in operating activities	$(31,190,765)	$(42,956,164)
Cash provided by investing activities	28,791,244	40,216,239
Cash (used in)/provided by financing activities	(73,021)	132,146
Net decrease in cash and cash equivalents	$(2,472,542)	(2,607,779)

For the nine months ended September 30, 2025, cash used in operating activities was $31,190,765 primarily due to the net loss of $37,517,403 offset by non-cash stock-based compensation charges of $11,534,002 and fair value changes on stock appreciation rights of $216,640. There were realized gains and unrealized gains on short-term investments of $28,717 and $212,210, respectively. In addition, there was a decrease in operating assets and liabilities of $5,183,077.

For the nine months ended September 30, 2024, cash used in operating activities was $42,956,164 due to the net loss of $61,322,218 offset by non-cash stock-based compensation charges of $23,458,012 and fair value changes on stock appreciation rights of $12,562. There were realized and unrealized gains on short-term investments of $334,082 and $283,803, respectively. In addition, there was a decrease in operating assets and liabilities of $4,486,635.

For the nine months ended September 30, 2025, cash provided by investing activities was $28,791,244, due to $1,043,307 of purchases of short-term investments offset by $29,834,551 of sales of short-term investments.

For the nine months ended September 30, 2024, cash provided by investing activities was $40,216,239, due to $11,424,986 of purchases of short-term investments offset by $51,641,225 of sales of short-term investments.

Net cash used by financing activities for the nine months ended September 30, 2025 was $73,021 related to ATM expenses.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $132,146, due to proceeds from options exercised for common stock of $246,747 offset by ATM expenses of $114,601.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2025 have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2025, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2025	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)