Form 10-K
period 2025-12-31
RELMADA THERAPEUTICS, INC.
filed 2026-03-19
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2025

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

(786) 629 1376

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.001 par value)	RLMD	The NASDAQ Capital Market

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,893,422, based on the closing price on that date as reported on the NASDAQ.

As of March 16, 2026, there were 104,890,223 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Business Overview

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a publicly traded, clinical-stage biotechnology company. We substantially redesigned our development programs following a comprehensive strategic review in late 2024 and early 2025. We concluded in our review that the most promising path to create shareholder value was to lever our extensive drug development expertise and clinical operations capabilities by acquiring new development candidates, while terminating further work on esmethadone (d-methadone, dextromethadone or REL-1017). Hence we accelerated ongoing efforts to augment our development pipeline while diversifying its risk, which culminated in the licensing of NDV-01, a novel delivery formulation of a chemotherapy regimen widely used to treat non muscle-invasive bladder cancer (NMIBC) that is currently in Phase 2, and the acquisition of sepranolone, a Phase 2b-ready neurosteroid with potential applications in Prader-Willi syndrome (PWS), Tourette Syndrome (TS), essential tremor and other diseases related to excessive GABAergic activity.

Following the 2024 REL-1017 setback and subsequent post hoc analyses, the program was terminated effective July 7, 2025.

We also had been developing REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. Effective May 12, 2025, this program was terminated.

Currently, our lead product, NDV-01 is a novel, controlled-release intravesical formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial in Isreal to assess its safety and efficacy in patients with aggressive forms of NMIBC. We intend to develop NDV-01 for two separate indications: (1) the treatment of high-risk, 2nd line Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC and (2) the treatment of intermediate risk patients in the adjuvant setting. We expect to initiate Phase 3 programs for each indication mid-2026.

Our second product, sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of PWS, TS, essential tremor and other diseases related to excessive GABAergic activity. We expect to initiate a Phase 2b study in PWS mid-2026.

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

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	NDV-01 United States Investigational New Drug (IND) clearance by the U.S. Food and Drug Administration (FDA) to initiate a clinical trial in NMIBC – Mid-2026

●	NDV-01 High-risk, 2nd line BCG-unresponsive NMIBC Phase 3 Trial Initiation - Mid-2026

●	NDV-01 Intermediate Risk in the Adjuvant Setting Phase 3 Trial Initiation – Mid-2026

●	sepranolone - Initiation of a Phase 2 clinical trial in PWS – Mid-2026

●	NDV-01 Initial 3-Month Data from Phase 3 High-risk, 2nd line BCG-unresponsive NMIBC Trial – Year-end 2026

Our Development Programs

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

NDV-01 potentially addresses these limitations by enabling a single administration in less than 5 minutes, delivering sustained, localized chemotherapy for up to 10 days. This extended exposure enhances the therapeutic effect while improving patient convenience.

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

Twelve-Month Safety and Efficacy Data

We obtained twelve-month safety and efficacy data for our Phase 2 study of NDV-01 in high-risk NMIBC. Among 48 enrolled patients who received at least one dose, no new safety signals were observed with respect to the type, frequency or severity of adverse events. No patients experienced Grade ≥3 treatment-related adverse events, and no patients discontinued treatment due to adverse events. Of the 48 patients, 30 (63%) experienced a treatment-related adverse event. Among treatment-related adverse events, 54% were transient uncomfortable urination (dysuria), 8% were asymptomatic positive urine culture and 8% were hematuria.

Efficacy and Tolerability

Efficacy Evaluable Patients (Complete Response (CR))	(n/N)%
Anytime	36/38	95%
3 month	33/38	87%
6 month	25/29	76%
9 month	22/26	85%
12 month	19/25	76%
12 month KM analysis	-	83%

N= 48 patients in overall population; KM: Kaplan-Meier analysis; 10 patients awaiting 3 month response assessment

BCG-UR Subpopulation* CR	(n/N)%
Anytime	16/17	94%
3 month	14/17	82%
6 month	12/14	86%
9 month	10/11	91%
12 month	8/10	80%
12 month KM analysis	-	84%

N= 20 patients dosed in BCG-UR subpopulation; * BCG-UR defined by FDA definition; BCG-UR: Bacillus Calmette-Guérin (BCG)- Unresponsive; KM: Kaplan-Meier analysis; 3 patients awaiting 3 month assessment

●	No patient had progression to muscle-invasive disease

●	No patient underwent radical cystectomy

The Company also previously announced the successful completion and receipt of written feedback from a Type B pre-IND submissions with the U.S. Food and Drug Administration (FDA) regarding the planned Phase 3 program for NDV-01 in NMIBC patients. Relmada secured FDA alignment on certain key elements of the planned Phase 3 pivotal program for NDV-01, expected to begin in mid-2026, and incorporating two studies for two separate indications:

●	A single-arm, open-label clinical trial in this high-grade, BCG-unresponsive with Carcinoma in situ (CIS) population

●	A single registrational study in intermediate risk NMIBC in the adjuvant setting, which will follow an open-label, randomized-to-observation design

Also, importantly, the FDA agreed with our proposal to rely on FDA’s prior findings of safety for Gemzar and Taxotere and published literature for the non-clinical safety assessment of NDV-01 because this is a proposed 505(b)(2) approval.

About the Planned High-Grade Registrational Study

The planned pivotal Phase 3 study in 2nd-line, refractory, high-grade BCG-unresponsive NMIBC with CIS will be an open-label, single-arm trial evaluating:

●	Primary endpoint: CR rate at any time

●	Key secondary endpoint: DOR

●	Assessments: Cystoscopy, cytology, and biopsy per protocol

The design reflects FDA’s written guidance on the study population, endpoint selection, and evaluation methodology and is consistent with prior FDA precedents for single-arm registrational trials in NMIBC.

About the Planned Intermediate-Risk Registrational Study

The planned pivotal Phase 3 study in intermediate-risk NMIBC in the adjuvant setting will be an open label randomized-to-observation study:

●	Primary endpoint: Disease Free Survival (DFS)

●	Key secondary endpoint: DOR

●	Assessments: Cystoscopy, cytology, and biopsy per protocol

The design reflects FDA’s written guidance on the study population, endpoint selection, and evaluation methodology.

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

The Phase 2a results showed competitive tic reduction and improved quality of life while displaying no CNS off-target effects. Sepranolone not only reduced tic severity in its primary clinical endpoint as measured by YGTSS by 28% (p=0.051) – but also achieved positive results in four key secondary endpoints compared with standard of care:

●	69% greater increase of Quality of Life (using the Gilles de la Tourette Syndrome Quality of Life) total score (GTS-QOL)

●	50% greater reduction in impairment (YGTSS)

●	44% greater reduction of the premonitory urge to tic (PUTS – the Premonitory Urge to Tic scale)

●	35% greater clinical improvement and ~75% fewer patients worsening on the Tourette Syndrome-Clinical Global Impression (TS-CGI) scale

Importantly, no off-target CNS effects or systemic side effects were observed in this study. Further, sepranolone has been evaluated in multiple clinical neuro/hormonal studies involving over 335 participants.

Sepranolone was well tolerated with no serious treatment emergent adverse events reported. The most common adverse events were of mild or moderate intensity related to injection sites, with pain, erythema and pruritus being the most common.

Relmada expects to initiate a Phase 2 pilot study of sepranolone in PWS in mid-2026.

Our Corporate History and Background

We are a clinical-stage, publicly traded biotechnology company developing new chemical entities (NCE) and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of cancer, neurological disorders, and other diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had net loss of approximately $57,385,200 and $79,979,400 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $698,267,200.

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

Intellectual Property Portfolio and Market Exclusivity

We have more than 40 issued patents and pending patent applications related to sepranolone for multiple uses, including diseases and disorders exhibiting compulsive behaviors such as, TS, obsessive-compulsive disorder, and gambling disorder, potentially providing coverage beyond 2038.

We have more than 10 issued patents and pending patent applications related to NDV-01 for multiple uses, including formulations and methods for controlled release of therapeutics for treatment of diseases such as bladder cancer, potentially providing coverage beyond 2038.

Esmethadone License Agreement

Following the 2024 REL-1017 setback and subsequent post hoc analyses, this license agreement was terminated effective July 7, 2025.

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

We only assumed liabilities arising after the effective date of the Purchase Agreement. All other liabilities, including those arising before the effective date of the Purchase Agreement, taxes, employment-related liabilities, and those related to the negotiation and consummation of the Purchase Agreement, remained with Asarina.

NDV-01 In-License Agreement

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product, which is a novel, sustained-release, intravesical gemcitabine/docetaxel, ready-for-use product candidate for the treatment of NMIBC. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represented 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to $200 million in development, regulatory and commercial milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026.

Inturrisi / Manfredi

On July 7, 2025, the Company delivered to Dr. Charles E. Inturrisi and Dr. Paolo Manfredi formal notice of termination of the License Agreement entered into in January 2018, under which we had licensed certain rights, including patents and patent applications, to esmethadone, in the context of other indications, thus ending the Company’s esmethadone development program. As a result of the notice of termination, all material obligations under the license agreement with the Licensor ceased as of October 5, 2025, which was 90 days after the date of the notice. There were no fees or costs associated with the termination of the License Agreement.

Psilocybin License Agreement

On May 12, 2025, the Company delivered to Arbormentis LLC a formal notice of termination of the License Agreement entered into in July 2021, under which the Company had licensed development and commercial rights to a noval psilocybin and derivative, thus ending the Company’s psilocybin development program. As a result of the cancellation, all obligations under the license agreement with Arbormentis ceased as of August 10, 2025, which was 90 days after the date of notice. There were no fees or costs associated with the termination of the License Agreement.

Key Strengths

We believe that the key elements for our market success include:

●	Compelling lead product opportunities in NDV-01 and sepranolone

●	Multiple potential bladder cancer related indications for NDV-01

●	Extensive safety database for sepranolone as well as promising signal of efficacy in TS

●	Substantial and growing IP portfolio for both NDV-01 and sepranolone

●	Experienced management team with considerable drug development expertise

●	Scientific support of leading experts: Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves non-clinical laboratory and animal tests, the submission to FDA of an investigational new drug application (IND) which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Non-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the non-clinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of non-clinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. During this period, if FDA concludes that a deficiency exists in a clinical investigation that may be grounds for the imposition of clinical hold, FDA will usually attempt to discuss and satisfactorily resolve the matter with the IND applicant. If such resolution is not possible, FDA may issue a clinical hold order by telephone or other means of rapid communication or in writing. No more than 30 days after imposition of the clinical hold, a written explanation of the basis for the hold will be issued by FDA and sent to the applicant. The applicant must respond in writing to each deficiency before the clinical hold can be lifted. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials, each convincing on its own, to demonstrate the efficacy of the drug. In many other conditions, particularly for rare disease therapies, a single adequate and well-controlled Phase 3 trial may be sufficient when in conjunction with confirmatory evidence. A single adequate and well-controlled Phase 3 trial may also be sufficient, through it is less common, where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all non-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Applications for most standard review drug products are reviewed within twelve months from submission of NDAs for new molecular entities (NMEs) and ten months from submission of NDAs for non-NMEs. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider information that the FDA considers to be a major amendment to the NDA.

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

Orphan Drugs

Under the Orphan Drug Act, FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition – generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for the active ingredient in that product, for that indication. During the seven-year exclusivity period, FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the application user fee.

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

FDA strictly regulates marketing, labeling, advertising and promotion of drugs that are placed on the market. Advertising and promotion of drugs must be in compliance with the Federal FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

Generic Competition

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, non-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully offering, soliciting or receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it in order to commit a violation.

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

Further, pursuant to the federal Physician Payment Sunshine Act, CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises of any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. On January 1, 2023, the California Privacy Rights Act (CPRA), which imposes additional obligations on companies covered by the legislation and substantially modifies the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks.

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which, among other things, requires HHS to directly negotiate the selling price of statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will be effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. . However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

The federal administration is pursuing executive and regulatory actions directing HHS to pursue most favored nation (MFN) pricing targets for prescription drugs and to evaluate other potential reforms including, for example, an executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending, and promote MFN drug pricing, among other directives. For example, on December 23, 2025, CMS issued proposed regulations to establish, under CMMI, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if a company does not market drugs in such countries, the company could be indirectly affected if its drugs compete with drugs whose prices were reduced as a result of MFN pricing initiatives.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or increase manufacturers’ operational costs and compliance risks.

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

Human Capital

As of December 31, 2025, we had a total of 17 employees. We understand people are our greatest asset and that our innovation and operational excellence are ultimately noted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.

Total Rewards and Employee Engagement

We maintain competitive compensation and benefits package including incentive compensation tied to both company and individual performance, and retirement benefits. Our performance-based compensation strategy is designed to recognize and reward employees for their contribution to our success, and we strive to provide strong, equitable incentives for performance. Compensation is comprised of two elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; and an annual bonus, which is a cash award determined based on a combination of individual and company performance during the period to which the bonus relates. We seek to determine compensation on the basis of merit and without regard to demographic characteristics. During 2025, we employed a third-party consultant to assist us in evaluating our pay practices. In conducting this exercise, we found no meaningful difference in compensation based upon gender, race or any other defining characteristic examined.

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

Risks related to our business

Business risks include risks associated with our products (including as a result of terminating the development of our prior drug candidates and refocusing on new drug candidates) and regulatory approval, licensing agreements, historical losses, managing growth, acquisitions, and economic uncertainty or downturns. In general, the risks related to our business can cause variability in the future profits of the Company.

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

Risks related to government regulations

Regulatory matters present ongoing risks due to the evolving, complex, and often uncertain nature of the healthcare regulatory and political landscape in which we operate. In this environment, we are required to comply with various federal and state pharmaceutical and healthcare laws and regulations, and to maintain secure systems to protect sensitive confidential information. Complying with the various regulations can increase our cost of doing business. We could also face potential fines or reputational risk if we do not comply. Litigation or investigations can increase costs, negatively affect our operating results and create adverse publicity for us.

Risks related to our reliance on third parties

The Company relies on third parties to conduct non-clinical and clinical studies, as well as to manufacture our product candidates. Third parties’ failure to perform the trials as contractually required could impact our ability to obtain regulatory approval. If our third-party manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

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

Risk Factors Discussion

Risks Related to Our Business

Ending Development of Our Former Drug Candidates May Adversely Affect Our Business and Financial Condition

We terminated the development of our former primary drug candidate, esmethadone (d-methadone, dextromethadone, or REL-1017) as a potential treatment for major depressive disorder (MDD), which had been the cornerstone of our research and development efforts. This decision was made due to an interim analysis indicating that our Phase 3 study of esmethadone, Reliance II, was futile and unlikely to meet the primary efficacy endpoint with statistical significance. We also recently terminated development of REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. These determinations resulted in the loss of significant time, resources and capital invested in the development of esmethadone and REL-P11. There can be no assurance that our refocusing on our new drug candidates will successfully offset these setbacks.

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

This may make an investment in our Company riskier than similar companies that have multiple product candidates in advanced stages of active development and that therefore may be able to better sustain a setback of a product candidate. Our operating history with our new drug candidates, NDV-01 and sepranolone, is limited. This lack of historical data and experience makes it difficult to predict the likelihood of success in development, regulatory approval, or commercialization. Successful continued development and ultimate regulatory approval of our drug candidates is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of our drug candidates. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates, we may not be able to continue our operations. The future regulatory and commercial success of our drug candidates is subject to a number of risks, including the following:

●	we may not be able to obtain sufficient evidence from clinical trials to demostrate the efficacy, safety and favorable benefit-risk profile of our product candidates for their respective indications;

●	in our clinical trials for our drug candidates, enrollment may be slower than anticipated and we may need additional clinical trial sites than originally planned, which could delay our clinical trial progress;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;

●	patients in our clinical trials may suffer serious adverse effects for reasons that may or may not be related to our drug candidates, which could delay or prevent further clinical development;

●	the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require in pivotal clinical trials;

●	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our non-clinical studies and Phase 1 and 2 clinical trials;

●	we cannot be certain of the number and type of clinical trials and non-clinical or toxicology studies that the FDA or other regulatory agencies will require in order to approve our drug candidates for their respective indications;

●	we may not have sufficient financial and other resources to complete the necessary clinical trials for our drug candidates, including, but not limited to, the clinical trials needed to obtain drug approval;

●	if approved, our drug candidates will likely compete with products that may reach approval prior to these products, products that are currently approved and the off-label use of currently marketed products; and

●	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

There is a high failure rate for drugs and biological products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and early clinical trials of our drug candidates or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in non-clinical studies and earlier stage clinical trials. In addition, data obtained from non-clinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Owing in part to the complexity of biological pathways, our drug candidates or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. If we are unable to successfully demonstrate the safety and efficacy of our drug candidates or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

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

We May Require Substantial Additional Funding, Which May Not Be Available on Favorable Terms, or at All

The termination of development of our former drug candidates and the pivot to new candidates may increase our need for additional capital to fund ongoing research, clinical trials and operational expenses. There is no guarantee that we will be able to secure additional funding on acceptable terms, or at all, particularly given the perceived risk associated with our recent strategic shift. Failure to obtain sufficient capital could force us to curtail operations, delay development or seek alternative strategies, such as liquidation or bankruptcy.

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

We have incurred substantial losses since our inception, and we may not achieve profitability for the foreseeable future, if at all. Since inception, we have an accumulated deficit of approximately $698.3 million at December 31, 2025. The Company had cash, cash equivalents and short-term investments of approximately $93.0 million at December 31, 2025. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history upon which to base an investment decision.

Our limited operating history may limit your ability to evaluate our prospects due to our limited historical financial data and our unproven potential to generate profits. You should evaluate the likelihood of financial and operational success in light of the risks, uncertainties, expenses and difficulties associated with an early-stage business, many of which may be beyond our control, including:

●	our potential inability to continue to undertake non-clinical studies, pharmaceutical development and clinical trials,

●	our potential inability to obtain regulatory approvals, and

●	our potential inability to manufacture, sell and market our products.

Our operations have been limited to organizing and staffing, on a limited basis, our company, acquiring, developing and securing our proprietary technology and undertaking non-clinical studies and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we had Federal and State net operating loss (NOL) carryforwards of approximately $246,410,000, and $2,719,000, respectively, which begin expiring in 2027, 2032 and 2032, respectively. Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income in the year. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of stock offerings or as a result of subsequent shifts in our stock ownership, some of which are outside our control. The Company completed an analysis and determined that there have been multiple changes of ownership as defined by Section 382 of the IRC. As a result the utilization of the NOLs are limited annually. Due to the annual limitation some of the NOLs will expire unused regardless of future taxable income.

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

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. Our success depends heavily on the expertise of our management team and scientific personnel. The pivot to new drug candidates may require specialized knowledge or skills that our current team lacks. If we lose key personnel or fail to attract and retain qualified replacements, our ability to execute our revised strategy could be compromised, leading to delays or failure in our development program. We currently only have 17 full time employees and are likely to hire additional qualified personnel with expertise in non-clinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the United States, is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive non-clinical testing and clinical trials that the product is both safe and effective for use in each target indication.

Results from early clinical trials may not support moving a drug candidate to later-stage clinical trials. Phase 3 clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in non-clinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and non-clinical studies.

We or our collaborators may have to commit substantial time and additional resources to conducting further non-clinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

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

The FDA’s and other regulatory agencies’ decisions to approve our product candidates will depend on our ability to demonstrate, through adequate well-controlled clinical trials, that the product candidate is effective. However, there is a possibility that our data may fail to show a clinically meaningful response rate or a statistically significant difference between the product candidate and the control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

We may seek Fast Track Designation for our product candidates. Fast Track Designation is granted if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition. Fast Track Designation does not guarantee a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

Even if we obtain orphan drug designation in the United States for any of our drug product candidates, we may not obtain or maintain orphan drug exclusivity for that drug candidate, and we may not obtain orphan drug designation or exclusivity for any of our product candidates or indications.

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

Even if we receive orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for this active moiety for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical product candidates. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication. Orphan drug designation by the FDA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

We may not be able to obtain marketing exclusivity under the Hatch-Waxman Amendments or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the United States, if approved. The Hatch-Waxman Amendments provide marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the FDCA. If FDA were to determine that we do not meet the requirements of an NCE, we may not be able to obtain 5-year exclusivity for the product.

There can be no assurance that European authorities will grant data exclusivity for any of our product candidates. Even if European data exclusivity is granted, this may not protect us from direct competition.  A competitor(s) with a generic version of our product may be able to obtain approval of its product during our product’s period of data exclusivity, by submitting a marketing authorization application (MAA) with a less than full package of nonclinical and clinical data.

We may need to focus our future efforts in new therapeutic areas where we have little or no experience.

If our drug development efforts fail, or if the competitive landscape or investment climate for a therapeutic area is less attractive, we may need to change the company’s strategic focus to include development of our product candidates, or of newly acquired product candidates. We have very limited drug development experience and we may be unsuccessful in making this change to a company with a focus in other areas, or a company with a focus in multiple therapeutic areas.

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

We do not know whether our pharmaceutical development, manufacturing or clinical testing will be on time or be completed on schedule, if at all. For example, we may encounter delays during the manufacture of pilot scale batches including delays with our contract development or manufacturing organization, sourcing satisfactory quantities of APIs, narcotic import and export permits, sourcing of excipients, contract disputes with our third party vendors and manufacturers, or failure of the product to meet specification. Similar delays may occur during cGMP manufacture of the product.

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

Our products candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, (R&D), and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking non-clinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Johnson and Johnson, CG Oncology, UroGen, Soleno Therapeutics, Aardvark Therapeutics, and Protara Therapeutics, among others.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized foreign governments, groups and individuals with a wide range of motives and expertise. Threat actors are increasingly leveraging artificial intelligence and automation to enhance the scale, speed, and effectiveness of these attacks, making them more difficult to detect and prevent. In addition to extracting or accessing sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the security, confidentiality, integrity and availability of information. The prevalent use of mobile devices that access sensitive information also increases the risk of data security incidents which could lead to the loss of confidential information or other intellectual property. Cybersecurity incidents affecting these third parties, or failures in their security controls, could result in unauthorized access to or disclosure of our data, service interruptions, or loss of system functionality, even if our own systems are not directly compromised. Our ability to monitor and mitigate risks associated with third-party providers may be limited. While to our knowledge we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in the loss, theft, or unauthorized disclosure of sensitive or personal information, disruption of our operations, degradation of system performance, and a material disruption of our development programs and significant reputational, financial, legal, regulatory, litigation, business or operational harm, and significant remediation costs. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.

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

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA privacy and security rules.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA requires such notifications to be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health-related and other personal information. These laws and regulations in many cases are more restrictive than and may not be pre-empted by HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and to be proposed and enacted in the future. Further, many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the Federal Trade Commission (“FTC”), which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act of 1914.

International political and economic instability, including geopolitical tensions, armed conflicts, trade restrictions, and sanctions, could disrupt our operations and adversely affect our business and financial results.

We conduct business and maintain relationships with suppliers and service providers in multiple countries and regions. Our international operations and global supply chain expose us to risks arising from political and economic instability, including changes in governments or policies, civil unrest, armed conflict, terrorism, trade disputes, tariffs, export controls, economic sanctions, and restrictions on the movement of goods, services, capital, or personnel. These events may be unpredictable in timing and scope and could escalate rapidly.

Geopolitical developments and deteriorating diplomatic relations among countries may result in increased regulatory scrutiny, additional compliance obligations, or sudden changes in applicable laws and regulations, including those governing international trade, data transfers, and cross-border transactions. Compliance with evolving and sometimes conflicting legal regimes may increase our operating costs, limit our ability to source materials or serve customers in certain markets, or require us to modify or suspend business activities in affected regions.

International political and economic instability may also contribute to broader macroeconomic volatility, including inflation, currency fluctuations, reduced consumer demand, supply chain disruptions, and constraints on access to capital or credit markets. In addition, adverse geopolitical events could impair the financial condition of our suppliers or other counterparties, increasing the risk of non-performance or default.

If we are unable to anticipate or effectively respond to international political and economic developments, or if such events materially disrupt our operations or supply chain, our business, financial condition, and results of operations could be materially adversely affected.

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

Enacted and future legislation may affect the prices we may set and third-party payment for our product candidates. The full effect of recent United States healthcare reform and other changes in the healthcare industry, laws, and regulations and in healthcare spending is currently unknown, and the reform and other changes may adversely affect our business model.

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

For example, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular. Several of these initiatives culminated in the enactment of the IRA in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drug that have been approved for at least 7 years (11 years for single-source biologics) are eligible be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiates maximum fair pricing for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and , for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations for these inflation rebates. In addition, the law eliminates, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescriptions costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs compete with drugs whose prices were reduced as a result of MFN pricing initiatives.

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

Our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter difficulties, our ability to provide our product candidates to patients in non-clinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

We intend to rely on third parties to conduct our non-clinical studies and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently conduct non-clinical studies or clinical trials on our own, and instead will rely on third parties, such as contract research organizations (CROs), medical institutions, clinical investigators and contract laboratories, to assist us with our non-clinical studies and clinical trials. Accordingly, we have less control over the timing, quality and other aspects of non-clinical studies and clinical trials than if we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our non-clinical studies or clinical trials, resulting in the non-clinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of non-clinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our non-clinical studies and clinical trials are conducted in accordance with the general investigation plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires non-clinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of non-clinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our non-clinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Failure to maintain compliance with the continued listing standards of The Nasdaq Stock Market could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “RLMD”. If we fail to meet any of the continued listing standards of The Nasdaq Stock Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On January 21, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Global Select Market. On September 15, 2025, we received written notice of compliance from Nasdaq stating that for 10 consecutive trading days the closing bid price of our common stock had been at $1.00 per share or greater, and accordingly, the Company regained compliance with Nasdaq Listing Rules.

While we intend to maintain compliance with the minimum bid price and other listing requirements of The Nasdaq Stock Market, there can be no assurance that we will be able to maintain continued compliance with these rules. If we were unable to meet these requirements, we would receive another delisting notice from the Nasdaq Stock Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrade in our listing market may limit our ability to make a market in our common stock and which may impact purchases or sales of our securities.

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

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may prevent us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any undiscovered current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement. In addition, as a smaller reporting company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting so long as we remain a smaller reporting company, which could increase the likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers whose independent registered public accounting firms have provided such attestations.

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

Our Stock Price May Be Volatile Due to Recent Developments

The termination of development of our former drug candidates and our shift to new development programs may contribute to significant volatility in the price of our common stock. Negative perceptions of our strategic pivot, combined with uncertainties surrounding the new drug candidates’ potential, could lead to sharp declines in our stock price.

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

The Company’s corporate headquarters are located at 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, Florida 33134.

Pursuant to a lease agreement, dated August 1, 2021, and renewed for each subsequent year after, the Company leases office space at 2222 Ponce de Leon Blvd., Floor 3, Coral Gables, FL 33134. Under the 2021 lease agreement the average monthly rent expense was approximately $11,000. For 2024, 2025 and 2026, the renewed lease agreement was for an average monthly rent expense of approximately $7,000, $4,500 and $4,600, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on Nasdaq Capital Market, under the symbol “RLMD.” On January 21, 2025, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30 consecutive business days ended January 17, 2025, the Company’s common stock did not maintain a minimum bid price of $1.00 per share. Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days from the date of the notice (“Compliance Period”), and that it may regain compliance if the closing bid of the Company’s security is at least $1 for a minimum of ten consecutive business days during the Compliance Period, which ended on July 21, 2025.

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

Holders

As of March 16, 2026, 104,890,223 shares of common stock were issued and outstanding, which were held by 161 holders of record. These stockholders held their stock either individually or in nominee or “street” names through various brokerage firms. There are no shares of our Class A convertible preferred stock outstanding. Our transfer agent is:

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

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2025 that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the consolidated financial statements of Relmada for the years ended December 31, 2025 and 2024. The consolidated financial statements of Relmada were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Relmada contained elsewhere in this Annual Report. The consolidated financial statements contained elsewhere in this Report fully represent Relmada’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Our Corporate History and Background

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a publicly traded, clinical-stage biotechnology company developing NCEs and novel versions of drug products that potentially address areas of high unmet medical need in the treatment of cancer, neurological disorders, and other diseases.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $57,385,200 for the year ended December 31, 2025. At December 31, 2025, we had an accumulated deficit of approximately $698,267,200.

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

Results of Operations

For the Year Ended December 31, 2025 vs the Year Ended December 31, 2024

Research and Development Expense

Total research and development expense for the year ended December 31, 2025 was approximately $26,879,100, as compared to $46,175,500 for the same period of 2024, a decrease of $19,296,400. The decrease in research and development expense was primarily due to:

●	Decrease in other research expenses of $19,011,500 primarily associated with reduced consultants contracted to assist in the execution of our Phase 3 trials;

●	Decrease in stock-based compensation expense of $3,616,100;

●	Decrease in pre-clinical and toxicology expenses of $328,900;

●	Increase in manufacturing and drug storage costs of $1,964,500 related to the startup of the Phase III NDV-01 study and the Phase 2b sepranolone studies;

●	Increase in compensation expense of $1,282,200 due to an increase in research and development employees and their related bonuses; and

●	Increase in study costs of $413,400 associated with the acquisition of sepranolone of approximately $2.9 million and the license agreement of NDV-01 for approximately $3.5 million in the first quarter of 2025 offset with a decrease of 302 and 304 study expenses due to the wind-down of these studies.

General and Administrative Expense

Total general and administrative expense for the year ended December 31, 2025 was approximately $32,221,100, as compared to $37,715,500 for the same period of 2024, a decrease of $5,494,400. The decrease in general and administrative expenses was primarily due to:

●	Decrease in stock-based compensation expense of $10,705,800 which can be attributed to two key factors. First, equity grants from four years ago have dropped off the amortization schedule, as they reached the end of their vesting period. Second, the Company granted significantly fewer options this past year due to the lack of shareholder approval to increase the 2021 Equity Incentive Plan. Without this approval, the Company was unable to issue a substantial number of new stock options, further contributing to the reduction in stock-based compensation expenses for the current period. These two factors combined have led to the notable decrease in these expenses;

●	Decrease in other general and administrative expenses of $1,852,900 due to decreases in professional fees and consulting expenses during 2025; and

●	Increase in compensation expense of $7,064,300 related to an increase of general and administrative employees and their related bonuses.

Other Income, Net

Interest/investment income was approximately $1,396,000 for the year ended December 31, 2025 compared to approximately $3,530,000 for the same period of 2024, a decrease of $2,134,000. The decrease was primarily related to lower average investment balance during 2025 as compared to 2024.

Realized loss on short-term investments was approximately $79,200 for the year ended December 31, 2025 compared to a realized gain of approximately $374,900 for the year ended December 31, 2024, a decrease of $454,100. The decrease was related to the timing of the sales of short-term investments along with market conditions.

Unrealized gain on short-term investments was approximately $398,300 for the year ended December 31, 2025 compared to approximately $6,700 for the year ended December 31, 2024, an increase of $391,600. The increase was related to the market conditions.

Income Taxes

The Company did not provide for income taxes for the years ended December 31, 2025 and 2024, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The Company recorded a net loss of approximately $57,385,200 and $79,979,400 or $1.45 and $2.65 per common share, basic and diluted, during the years ended December 31, 2025 and 2024, respectively, based on the factors described above.

Liquidity

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the twelve months ended December 31, 2025, the Company incurred a net loss of $57,385,163 and had negative operating cash flows of $45,786,988.

On November 5, 2025, the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, were approximately $94 million.

On March 9, 2026 the Company entered into a Private Investment in a Public Entity (PIPE) Purchase Agreement, the Purchasers agreed to purchase, for an aggregate purchase price of approximately $160.0 million, an aggregate of (i) 29,474,569 shares of the Company’s common stock, par value $0.001 per share, at a price of $4.75 per Share and (ii) pre-funded warrants to purchase up to 4,210,527 shares of common stock at a price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such Pre-Funded Warrant.

As of the date of this report, Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of its audited consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. As a result, the Company concluded that management’s plans alleviated substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2025 and the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these audited consolidated financial statements.

Cash Flows from Operating, Investing and Financing Activities

The following table sets forth selected cash flow information for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Cash used in operating activities	$(45,786,988)	$(51,755,798)
Cash provided by/(used in) investing activities	(48,138,306)	51,561,597
Cash provided by/(used in) financing activities	93,564,808	(40,341)
Net decrease in cash and cash equivalents	$(360,486)	$(234,542)

For the year ended December 31, 2025, net cash used in operating activities was $45,786,988 primarily due to the net loss of $57,385,163. This was offset by non-cash expenses which primarily consisted of stock-based compensation of $14,810,407 and stock appreciation rights compensation of $1,056,464. There were realized losses and unrealized gains on short term investments of $79,207 and $398,255, respectively. In addition, there were decreases in operating assets and liabilities for the year ended December 31, 2025 of $3,949,648.

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

For the year ended December 31, 2025, net cash used in investing activities was $48,138,306, due to $83,828,576 of purchases of short term investments offset by $35,690,270 of sales of short term investments.

For the year ended December 31, 2024, net cash provided by investing activities was $51,561,598, due to $12,079,628 of purchases of short term investments offset by $63,641,225 of sales of short term investments.

Net cash provided by financing activities for the year ended December 31, 2025, was $93,564,808 due to proceeds from the issuance of common stock for $93,637,829 offset by ATM fees of $73,021.

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

Lease Obligations

The Company is obligated to pay approximately $96,900 under 2 leases for office space over the next year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2025 and 2024 for the years then ended are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, such disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2025.

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangements

No officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the fourth fiscal quarter of 2025.

In connection with the execution of the Company’s strategic plan, significantly strengthening its pipeline and financial position, the Compensation Committee approved the payment of one-time discretionary bonuses to certain executive officers, and one-time special fees to members of the Board of Directors. The aggregate amount of such bonuses is $4.8 million, allocated as follows: $1.625 million to Sergio Traversa, Chief Executive Officer; $1.625 million to Maged Shenouda, Chief Financial Officer; $525,000 to Chuck Ence, Chief Accounting and Compliance Officer; $525,000 to Paul Kelly, Chief Operating Officer; $200,000 to Charles Casamento, Chairman of the Board; $150,000 to John Glasspool, member of the Board of Directors; and $150,000 to Fabiana Fedeli, member of the Board of Directors.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required for the Items contained in Part III is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

Relmada has a 2014 Option and Equity Incentive Plan, as amended (the 2014 Plan) in which its directors, officers, employees and consultants shall be eligible to participate. The 2014 Plan allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company. On May 20, 2021, at the annual shareholders meeting, our shareholders approved our 2021 Equity Incentive Plan (the 2021 Plan) which allows for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance share awards and other equity-based awards for up to 1,500,000 options or stock awards. At the annual shareholders meeting on May 25, 2022, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 3,900,000 shares. At the annual shareholders meeting on May 25, 2023, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,500,000 shares. At the annual shareholders meeting on May 23, 2025, our shareholders approved an amendment to the 2021 Plan to increase the shares of the Company’s common stock available for issuance thereunder by 2,000,000. At the annual shareholders meeting (currently anticipated for May 27, 2026), our shareholders will vote on a management proposal to increase the shares authorized for awards under the 2021 Plan by an additional 3,000,000 shares, but there can be no assurance such amendment will be approved. As of December 31, 2025, the Company had 32,338, shares available to be issued pursuant to awards under the 2014 and 2021 Plan.

The following table summarizes our equity compensation plan information as of December 31, 2025:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted- average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	15,020,604	$12.51	32,338
Equity compensation plans not approved by security holders	-	-	-
Total	15,020,604	$12.51	32,338

(1)	The 2014 and the 2021 Plan, as amended.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Our independent registered public accounting firm is CBIZ CPAs P.C. (PCAOB ID #199) of Houston, Texas.

RELMADA THERAPEUTICS, INC.

(INDEX TO FINANCIAL STATEMENTS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2014 through (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C., effective November 1, 2024).

Houston, Texas

March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Relmada Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Relmada Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2024 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The 2024 financial statements have been prepared assuming that the Company would continue as a going concern. As of December 31, 2024, the Company had incurred significant losses and negative cash flows from operations since inception, expected to incur additional losses until such time that it could generate revenue, and was projecting insufficient liquidity to sustain its operations through one year following the date that the 2024 financial statements were issued. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The 2024 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2014 through 2025.

Houston, Texas

March 27, 2025

Relmada Therapeutics, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,496,540	$3,857,026
Short-term investments	89,509,710	41,052,356
Prepaid expenses	977,721	886,461
Total current assets	93,983,971	45,795,843
Other assets	19,500	21,975
Total assets	$94,003,471	$45,817,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,568,944	$4,130,563
Accrued expenses	4,861,583	6,160,827
Total current liabilities	6,430,527	10,291,390
Stock appreciation rights	1,060,931	4,467
Total liabilities	7,491,458	10,295,857

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 73,333,622 and 30,174,202 shares issued and outstanding, respectively	73,333	30,174
Additional paid-in capital	784,705,878	676,373,822
Accumulated deficit	(698,267,198)	(640,882,035)
Total stockholders’ equity	86,512,013	35,521,961
Total liabilities and stockholders’ equity	$94,003,471	$45,817,818

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024
Operating expenses:
Research and development	$26,879,146	$46,175,512
General and administrative	32,221,054	37,715,524
Total operating expenses	59,100,200	83,891,036

Loss from operations	(59,100,200)	(83,891,036)

Other income (expenses):
Interest/investment income, net	1,395,989	3,530,021
Realized (loss) gain on short-term investments	(79,207)	374,926
Unrealized gain on short-term investments	398,255	6,735
Total other income (expenses), net	1,715,037	3,911,682

Net loss	$(57,385,163)	$(79,979,354)

Net loss per common share – basic and diluted	$(1.45)	$(2.65)

Weighted average number of common shares outstanding – basic and diluted	39,479,694	30,163,751

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2023	30,099,203	$30,099	$646,229,824	$(560,902,681)	$85,357,242
Stock-based compensation expense	-	-	30,184,414	-	30,184,414
Net proceeds from cash exercise option	74,999	75	246,672	-	246,747
ATM fees	-	-	(287,088)	-	(287,088)
Net loss	-	-	-	(79,979,354)	(79,979,354)
Balance – December 31, 2024	30,174,202	30,174	676,373,822	(640,882,035)	35,521,961
Stock-based compensation expense	-	-	13,905,181	-	13,905,181
Issuance of restricted common stock	3,017,420	3,017	902,209	-	905,226
Proceeds from issuance of common stock, net	40,142,000	40,142	93,597,687	-	93,637,829
ATM fees	-	-	(73,021)	-	(73,021)
Net loss	-	-	-	(57,385,163)	(57,385,163)
Balance – December 31, 2025	73,333,622	$73,333	$784,705,878	$(698,267,198)	$86,512,013

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net loss	$(57,385,163)	$(79,979,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,905,181	30,184,414
Stock appreciation rights compensation	1,056,464	4,467
Issuance of restricted common stock	905,226	-
Realized (gain) loss on short-term investments	79,207	(374,926)
Unrealized gain on short-term investments	(398,255)	(6,735)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(88,785)	319,746
Accounts payable	(2,561,619)	624,554
Accrued expenses	(1,299,244)	(2,527,964)
Net cash used in operating activities	(45,786,988)	(51,755,798)

Cash flows from investing activities
Purchase of short-term investments	(83,828,576)	(12,079,628)
Sale of short-term investments	35,690,270	63,641,225
Net cash (used in)/provided by investing activities	(48,138,306)	51,561,597

Cash flows from financing activities
Proceeds from issuance of common stock, net	93,637,829	-
Payment of ATM fees	(73,021)	(287,088)
Proceeds from options exercised for common stock	-	246,747
Net cash provided by/(used in) financing activities	93,564,808	(40,341)

Net decrease in cash and cash equivalents	(360,486)	(234,542)
Cash and cash equivalents at beginning of the year	3,857,026	4,091,568
Cash and cash equivalents at end of the year	$3,496,540	$3,857,026

The accompanying notes are an integral part of these consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

Relmada Therapeutics Inc. (“Relmada” or the “Company”) (a Nevada corporation), is a clinical-stage, publicly traded biotechnology company focused on the development of NDV-01 and sepranolone.

NDV-01 is a novel, controlled-release intravesical formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial in Isreal to assess its safety and efficacy in patients with aggressive forms of non-muscle invasive bladder cancer (NMIBC).

Sepranolone is a novel neurosteroid epimer of allopregnanolone. sepranolone is being developed for the potential treatment of Prader-Willi Syndrome, Tourette Syndrome, excessive tremor and other diseases related to excessive GABAergic activity.

The Esmethadone (d-methadone, dextromethadone, REL-1017) program was terminated effective July 7, 2025.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - GOING CONCERN

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the twelve months ended December 31, 2025, the Company incurred a net loss of $57,385,163 and had negative operating cash flows of $45,786,988.

On November 5, 2025, the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, were approximately $94 million.

On March 9, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (collectively, the Purchasers). The closing of the Private Placement (the Closing) occurred on March 11, 2026.

Pursuant to the Purchase Agreement, the Purchasers purchased, for an aggregate purchase price of approximately $160.0 million, an aggregate of (i) 29,474,569 shares of the Company’s common stock, par value $0.001 per share, at a price of $4.75 per Share and (ii) pre-funded warrants to purchase up to 4,210,527 shares of common stock at a price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such Pre-Funded Warrant. The proceeds from the Purchase Agreement, before deducting fees, other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, were approximately $160 million.

As of the date of this report, Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these, audited consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financings through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. As a result, the Company concluded the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these audited consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are stock-based compensation expenses, stock appreciation rights expense, and recorded amounts related to income taxes.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents of $3,496,540 and $3,857,026 at December 31, 2025 and 2024, respectively, at these institutions exceed federally insured limits.

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

Short-term investments at December 31, 2025 and 2024 consisted of mutual funds with a fair value of $89,509,710 and $41,052,356, respectively.

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

The Company’s short-term investment instruments of $89,509,710 and $41,052,356 at December 31, 2025 and 2024, respectively, are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV. Unrealized gains are recorded in the consolidated statement of operations as unrealized gain on short-term investments. The Company recorded unrealized gains of $398,255 and of $6,735, included in other income (expense) for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the stock appreciation rights liability had a fair value of $1,060,931 and $4,467, respectively. Significant inputs for Level 3 stock appreciation rights liability fair value measurement at December 31, 2025 are disclosed in Footnote 6.

There have been no transfers in and out of level 3 during the years ended December 31, 2025 and 2024.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. At December 31, 2025 and 2024, the Company had recognized a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2025 and 2024. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2021 forward.

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

Pre-Funded Warrants

The Company may issue pre-funded equity classified warrants that are exercisable for shares of common stock at a nominal exercise price. As the exercise price of the pre-funded warrants is nominal, the underlying shares are included in basic earnings per share from the issuance date.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year ended December 31,	Year ended December 31,
	2025	2024
Common stock warrants	5,880,085	1,382,613
Common stock options	15,020,604	12,263,017
Total	20,900,689	13,645,630

Adoption of Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 was effective for our annual periods beginning January 1, 2025. The Company adopted this standard prospectively effective January 1, 2025 and the updated standard effected our consolidated financial statement with enhanced disclosures presented in Note 9.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	December 31, 2025	December 31, 2024
Insurance	$411,900	$403,100
Research and Development	496,500	391,200
Other	69,300	92,200
Total	$977,700	$886,500

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	December 31, 2025	December 31, 2024
Research and development	$3,971,700	$4,514,800
Professional fees	220,000	362,600
Accrued bonus	-	732,300
Accrued vacation	535,500	421,700
Other	134,400	129,400
Total	$4,861,600	$6,160,800

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - STOCK APPRECIATION RIGHTS

During the year ended December 31, 2025, 5,331,000 cash-settled stock appreciation rights were issued to employees with an exercise price of $0.45 - $4.06 respectively with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model at the grant date include: (1) discount rate of 3.85 – 4.43%, (2) expected life of 6.25 years, (3) expected volatility of 134.4%- 140.4%, and (4) zero expected dividends.

During the year ended December 31, 2024, 110,000 cash-settled stock appreciation rights were issued to employees with an exercise price of $3.84 - $3.69 respectively with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.87 – 4.15%, (2) expected life of 6.25 years, (3) expected volatility of 113%, and (4) zero expected dividends.

As of December 31, 2025 and 2024, the total liability related to cash-settled SARs is $1,060,931 and $4,467, respectively, reflecting the fair value as of the reporting date.

The Company revalued the cash-settled stock appreciation rights at year end using the Black-Scholes option-pricing model using the following variables:

	Years Ended	Years Ended
	December 31,	December 31,
	2025	2024
Stock price	$4.83	$0.52
Exercise price	$0.45 to $4.06	$3.84 to $3.69
Risk free interest rate	3.73 to 3.84%	4.38%
Dividend yield	0%	0%
Volatility	131-142%	129%
Expected term (in years)	4.75 - 6.25	5.75

The following summarizes the components of compensation expense related to the cash-settled SAR in the accompanying consolidated statements of operations:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Research and development	$744,560	$4,467
General and administrative	311,904	-
Total	$1,056,464	$4,467

A summary of the changes in SARs during the year ended December 31, 2025 is as follows.

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	-	$-	-	$-
Granted	110,000	$3.70	-	-
Outstanding at December 31, 2024	110,000	$3.70	9.58	$-
Granted	5,331,000	$3.55	-	$-
Forfeited	(6,875)	$-	-	$-
Outstanding at December 31, 2025	5,434,125	$3.55	9.83	$6,915,214
SARs vested at December 31, 2025	34,375	$3.70	8.58	$38,719

At December 31, 2025, the Company has unrecognized compensation expense of approximately $23,378,000 related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.83 years.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2025, the Company issued 3,017,420 shares of restricted common stock in accordance with the license agreement with Trigone Pharma. The Company recognized $905,226 of research and development compensation expense related to the restricted common stock issued as part of the transaction.

During the years ended December 31, 2025 and 2024, the Company did not issue any shares of common stock for the exercise of warrants.

During the year ended December 31, 2025, the Company did not issue any shares of common stock for the exercise of options.

During the year ended December 31, 2024, the Company issued 74,999 shares of common stock for the exercise of options for proceeds of $246,747.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies LLC, shares of our common stock, having an aggregate offering price of up to $100,000,000. We are not obligated to sell any shares under the agreement. As of December 31, 2025, no shares have been issued under this agreement.

On November 5, 2025 the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to Relmada from the offering, before deducting other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, were approximately $94 million.

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

In May 2021, the Company’s Board of Directors adopted and shareholders approved Relmada’s 2021 Equity Incentive Plan (the “2021 Plan”) which allows for the granting of 1,500,000 options or other stock awards. In subsequent years the Company’s Board of Directors adopted and shareholders approved amendments to the 2021 plan to increase the shares of the Company’s common stock available to be issued under the plan to 9,900,000 shares.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Options

A summary of the changes in options outstanding for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2023	17,416,192	$12.99	8.3	$11,183,370
Granted	487,434	3.10	-	-
Forfeited and cancelled	(5,565,610)	-	-	-
Exercised	(74,999)	-	-	-
Outstanding and expected to vest at December 31, 2024	12,263,017	$16.61	6.01	$-
Granted	3,989,567	1.38
Forfeited and cancelled	(1,231,980)	-	-	-
Outstanding and expected to vest at December 31, 2025	15,020,604	$12.51	6.69	$20,007,758
Options exercisable at December 31, 2025	10,294,468	$17.39	5.59	$5,921,908

At December 31, 2025, the Company has unrecognized stock-based compensation expense of approximately $7,494,000 related to unvested stock options over the weighted average remaining service period of 2.96 years. The weighted average fair value of options granted during the years ended December 31, 2025 and 2024 was approximately $1.38 and $3.10 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended	Years Ended
	December 31,	December 31,
	2025	2024
Risk free interest rate	3.85 to 4.16%	4.10 to 4.51%
Dividend yield	0%	0%
Volatility	126.4-134.4%	113.5-114.1%
Expected term (in years)	6.25	5.92 - 6.25

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

Warrants

A summary of the changes in outstanding warrants during the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	2,381,366	$20.02
Forfeited	(998,753)	$2.31
Outstanding at December 31, 2024	1,382,613	$28.74
Granted	5,315,000	0.001
Forfeited	(817,528)	$28.03
Outstanding at December 31, 2025	5,880,085	$2.86
Warrants exercisable at December 31, 2025	5,880,085	$2.86

At December 31, 2025, the Company had no unrecognized stock-based compensation expense related to outstanding warrants. At December 31, 2025, the aggregate intrinsic value of warrants vested and outstanding was $25,682,591.

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes stock options and warrants in the consolidated statements of operations (rounded to nearest $00):

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Research and development	$1,577,000	$5,933,200
General and administrative	13,233,400	24,251,200
Total	$14,810,400	$30,184,400

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 9 - INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate after the adoption of ASU 2023-09 is as follows:

	2025
U.S. Federal Statutory Tax Rate	$(12,049,955)	21.00%
Current State and Local Income Taxes, net of federal income tax benefit	-	0.00%
Deferred State & Local Income Taxes, net of federal income tax benefit	-	0.00%
Tax Credits
Research and Development Tax Credits	(812,027)	1.42%
Changes in Valuation Allowances	5,827,080	(10.16)%
Nontaxable or Nondeductible Items
Share-based payment awards	1,154,153	(2.01)%
Other	461,515	(0.80)%
Changes in Unrecognized Tax Benefits	-	0.00%
Other Adjustments
Expiration of Stock Based Compensation	8,874,352	(15.47)%
Adjustments to NOL due to 382	(3,455,118)	6.02%
Effective Tax Rate	$-	0.00%

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate before the adoption of ASU 2023-09 is as follows:

Year Ended December 31, 2024
Statutory federal income tax rate	21.00%
State (net of federal benefit)	(14.27)%
Non-deductible expenses	(2.58)%
R&D Credit	2.15%
NOL and R&D adjustment due to 382	(2.72)%
NUBIL – 382 adjustment	5.23%
Permanent true-ups	(2.28)%
Other	0.00%
Change in valuation allowance	(6.53)%
Effective income tax rate	0%

Deferred Tax Assets at December 31, 2025 and 2024 are related to the following (rounded to the nearest $000):

	December 31, 2025	December 31, 2024
Federal net operating loss	$51,746,000	$26,679,000
State net operating loss	2,719,000	1,554,000
Net Unrealized Built in Loss Section 382 - Amortization	-	7,763,000
Research and development tax credits	4,765,000	3,953,000
Capitalized R&D	35,902,000	42,843,000
Nonqualified Stock Options	21,981,000	29,040,000
Accruals	1,608,000	1,398,000
Intangibles and Fixed Assets	3,540,000	2,118,000
Stock appreciation rights	231,000	-
Other	11,000	11,000
Total Gross Deferred Tax Assets	122,503,000	115,359,000
Less: valuation allowance	(122,503,000)	(115,359,000)
Total Deferred Tax Assets	$-	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards. At December 31, 2025 and 2024, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $122,503,000 and $115,359,000, respectively. The change in the valuation allowance during the years ended 2025 and 2024 was approximately a decrease of $7,144,000 and $5,222,000, respectively.

At December 31, 2025, the Company had federal net operation loss (NOL) carryforwards of approximately $246,407,000. At December 31, 2025, the Company had federal research and development credit carryforwards of approximately $4,765,000.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and concluded that as of December 31, 2025 and 2024 there were no uncertain tax positions. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. This is because the utilization of net operating losses from prior years opens the relevant tax year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income tax assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2025 and 2024. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

The amounts of cash income taxes paid by the Company were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Federal	$-	$-
State and Local	4,425	-
Income Taxes, net of amount refunded	$4,425	$-

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including domestic research cost expensing among other changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company currently believes that the tax provisions of the legislation will not have a material impact on the Company’s Statement of Operations.

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of December 31, 2025, the Company has not generated any revenue related to this license agreement.

Inturrisi / Manfredi

In January 2018, weentered into an Intellectual Property Assignment Agreement (the Assignment Agreement) and License Agreement (the License Agreement and together with the Assignment Agreement, the Agreements) with Dr. Charles E. Inturrisi and Dr. Paolo Manfredi (collectively, the Licensor). Pursuant to the Agreements, Relmada assigned its existing rights, including patents and patent applications, to esmethadone in the context of psychiatric use (the Existing Invention) to Licensor. Licensor then granted Relmada under the License Agreement a perpetual, worldwide, and exclusive license to commercialize the Existing Invention and certain further inventions regarding esmethadone in the context of other indications such as those contemplated above. In consideration of the rights granted to Relmada under the License Agreement, Relmada paid the Licensor an upfront, non-refundable license fee of $180,000. Additionally, Relmada was to pay Licensor $45,000 every three months until the earliest to occur of the following events: (i) the first commercial sale of a licensed product anywhere in the world, (ii) the expiration or invalidation of the last to expire or be invalidated of the patent rights anywhere in the world, or (iii) the termination of the License Agreement. Relmada was to also pay Licensor tiered royalties with a maximum rate of 2%, decreasing to 1.75%, and 1.5% in certain circumstances, on net sales of licensed products covered under the License Agreement. Relmada was to also pay Licensor tiered payments up to a maximum of 20%, and decreasing to 17.5%, and 15% in certain circumstances, of all consideration received by Relmada for sublicenses granted under the License Agreement.

On July 7, 2025, the Company delivered to the Licensor formal notice of termination of the License Agreement, ending the Company’s participation in the previously announced esmethadone development program. As a result of the notice of termination, all material obligations under the license agreement with the Licensor ceased as of October 5, 2025, which was 90 days after the date of the notice. There were no fees or costs associated with the termination of the License Agreement.

Arbormentis, LLC

On July 16, 2021, the Company entered into a License Agreement with Arbormentis, LLC, a privately held Delaware limited liability company, by which the Company acquired development and commercial rights to a novel psilocybin and derivate program from Arbormentis, LLC, worldwide excluding the countries of Asia.  The Company will collaborate with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Under the terms of the License Agreement, the Company paid Arbormentis, LLC an upfront fee of $12.7 million, consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC was also eligible to receive a low single digit royalty on net sales of any commercialized therapy resulting from this agreement.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In addition, the Company will pay up to $200 million in development, regulatory and commercial milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026.

Leases and Subleases

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for each subsequent year with monthly rent for the years end December 31, 2025 and 2024 of approximately $4,500 and $7,000, respectively.

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

The Company incurred rent expense of approximately $190,700 and $236,900 for the years ended December 31, 2025 and 2024, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $176,365 and $135,298 for the years ended December 31, 2025 and 2024, respectively.

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

Relmada Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table provides the operating expenses of our clinical stage drug development segment (rounded to the nearest $00):

	December 31,	December 31,
	2025	2024
Clinical Study Expense	$11,789,600	$11,376,200
Other Research Expense	4,604,500	23,616,000
Manufacturing and Drug Storage Expense	3,531,900	1,567,400
Pre-clinical Expense	-	328,900
Compensation Expense	4,631,600	3,349,400
Stock-based Compensation Expense	2,321,500	5,937,600
Total Research and Development Expense	$26,879,100	$46,175,500

NOTE 13 - SUBSEQUENT EVENTS

On March 9, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (collectively, the Purchasers). The closing of the Private Placement (the Closing) occurred on March 11, 2026.

Pursuant to the Purchase Agreement, the Purchasers purchased, for an aggregate purchase price of approximately $160.0 million, an aggregate of (i) 29,474,569 shares of the Company’s common stock, par value $0.001 per share, at a price of $4.75 per Share and (ii) pre-funded warrants to purchase up to 4,210,527 shares of common stock at a price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such Pre-Funded Warrant. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes, which includes the advancement of research and development of its product candidates. The proceeds to Relmada from the Purchase Agreement, before deducting fees, other expenses payable by Relmada, and excluding the exercise of any pre-funded warrants, were approximately $160 million.

On March 9, 2026, holders exercised 2,080,500 prefunded warrants on a cashless basis. As a result of the exercise, the Company issued an aggregate of 2,080,032 shares of its common stock. No cash proceeds were received by the Company in connection with the cashless exercise of these prefunded warrants.

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

3.2	Second Amended and Restated Bylaws of Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Relmada’s Form 8-K filed with the SEC on November 25, 2015).

Exhibit Number	Description

4.8	Form of 2019 Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

4.9	Form of Exchanged Warrant [(incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).]

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of Relmada’s Form 8-K filed with the SEC on November 5, 2025).

4.10	Description of Securities (incorporated by reference to the description of the Company’s common stock, par value $0.001 per share, under the heading “Description of Securities We May Offer—Authorized Capital Stock; Issued and Outstanding Capital Stock,” “—Common Stock,” “—Forum for Adjudication of Disputes, “—Anti-takeover Effects of Our Articles of Incorporation and By-laws, and “—Anti-takeover Effects of Nevada Law” in the Company’s Registration Statement on Form S-3 (File No. 333-245054), filed with the Securities and Exchange Commission on August 12, 2020)

10.1	Agreement and Plan of Merger dated as of December 31, 2013 between Relmada Therapeutics, Inc. and Medeor, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on May 27, 2014).

10.2	2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of Relmada’s Form S-1/A filed with the SEC on December 9, 2014)

10.3	Director Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.4	Director Indemnity Agreement, dated July 14, 2015, by and between Charles J. Casamento and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on July 16, 2015)

10.5	Amended 2014 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on August 7, 2015).

Exhibit Number	Description

10.9	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on February 12, 2018).

10.10	Third Amendment to the 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Relmada’s Form 10-Q filed with the SEC on May 14, 2018).

10.11	Form of Unit Purchase Agreement among Relmada Therapeutics, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on November 13, 2018).

10.12	Amendment No. 4 to the Relmada Therapeutics, Inc. 2014 Stock Option and Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Relmada’s Form 10-Q filed with the SEC on May 15, 2019).

10.13	Form of Share Purchase Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.4 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.14	Form of Registration Rights Agreement, dated September 23, 2019 and September 26, 2019, among Relmada Therapeutics, Inc. and certain accredited investors named therein (incorporated by reference to Exhibit 10.5 of Relmada’s Form 10-Q filed with the SEC on November 13, 2019).

10.15	Amended and Restated Unit Purchase Agreement dated November 27, 2019, between Relmada Therapeutics, Inc., and certain accredited investors (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 3, 2019).

10.17	Director Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.18	Indemnity Agreement, effective December 19, 2019, by and between Eric Schmidt and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.19	Director Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

Exhibit Number	Description

10.20	Indemnity Agreement, effective December 19, 2019, by and between John Glasspool and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on December 26, 2019).

10.21	Employment Agreement, dated January 9, 2020, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.22	Employment Agreement, dated January 9, 2020, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.23	Amended and Restated Employment Agreement, dated January 9, 2020, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 10, 2020).

10.24	Amendment No. 5 to Stock Option and Equity incentive Plan (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on March 9, 2020).

10.25	Open Market Sale AgreementSM dated as of April 7, 2022 by and between Relmada Therapeutics, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 7 ,2022.

10.26	Relmada Therapeutics, Inc., 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 of Relmada’s Form 10-K filed with the SEC on March 24, 2021).

10.28	Exchange Agreement between Relmada Therapeutics, Inc., and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners II, L.P., VHCP Co-Investment Holdings II, LLC, Venrock Healthcare Capital Partners III, L.P., and VHCP Co-Investment Holdings III, LLC, dated September 21, 2022 (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on September 22, 2022).

Exhibit Number	Description

10.30	Advisory Agreement dated as of January 1, 2023, between Relmada Therapeutics, Inc., and Paul Kelly (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 5, 2023).

10.31	Director Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.1 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

10.32	Indemnity Agreement between Relmada Therapeutics, Inc., and Fabiana Fedeli (incorporated by reference to Exhibit 99.2 of Relmada’s Form 8-K filed with the SEC on January 17, 2023).

10.33	Employment Agreement, dated January 1, 2025, between Relmada Therapeutics, Inc. and Paul Kelly (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.34	Amended and Restated Employment Agreement, dated January 1, 2025, by and between Sergio Traversa and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.35	Amended and Restated Employment Agreement, dated January 1, 2025, by and between Maged Shenouda and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.36	Amended and Restated Employment Agreement, dated January 1, 2025, by and between Charles Ence and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.37	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Sergio Traversa (incorporated by reference to Exhibit 10.5 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.38	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Maged Shenouda (incorporated by reference to Exhibit 10.6 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.39	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Charles Ence (incorporated by reference to Exhibit 10.7 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.40	Retention Compensation Agreement, effective as of August 27, 2024, between Relmada Therapeutics, Inc. and Paul Kelly (incorporated by reference to Exhibit 10.8 of Relmada’s Form 8-K filed with the SEC on January 6, 2025).

10.41	Asset Purchase Agreement between Relmada Therapeutics, Inc. and Asarina Pharma AB, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 of Relmada’s Form 8-K filed with the SEC on February 6, 2025)

10.42‡	Exclusive License Agreement between Trigone Pharma, Ltd., and Relmada Therapeutics, Inc., dated March 24, 2025 (incorporated by reference to Exhibit 10.2 of Relmada’s Form 10-Q filed with the SEC on May 12, 2025).

19.1	Insider Trading Policy, effective November 10, 2020 (incorporated by reference to Exhibit 19.1of Relmada’s Form 10-K filed with the SEC on March 27, 2025)

Exhibit Number	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Relmada’s Form 10-K filed with the SEC on September 9, 2014).

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy, effective November 21, 2023 (incorporated by reference to Exhibit 97.1 of Relmada’s Form 10-K filed with the SEC on March 27, 2025).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Furnished herewith
‡	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 19, 2026	RELMADA THERAPEUTICS, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer (Duly Authorized Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Chief Executive Officer, and Director	March 19, 2026
Sergio Traversa

/s/ Maged Shenouda	Chief Financial Officer	March 19, 2026
Maged Shenouda

/s/ Charles J. Casamento	Chairman of the Board	March 19, 2026
Charles J. Casamento

/s/ Paul Kelly	Chief Operating Officer, and Director	March 19, 2026
Paul Kelly

/s/ John Glasspool	Director	March 19, 2026
John Glasspool

/s/ Fabiana Fedeli	Director	March 19, 2026
Fabiana Fedeli