Form 10-Q
period 2026-03-31
RELMADA THERAPEUTICS, INC.
filed 2026-05-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 104,890,223 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31,	As of
	2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,776,400	$3,496,540
Short-term investments	224,186,743	89,509,710
Prepaid expenses	1,380,151	977,721
Total current assets	235,343,294	93,983,971
Other assets	19,500	19,500
Total assets	$235,362,794	$94,003,471

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,731,401	$1,568,944
Accrued expenses	7,160,233	4,861,583
Total current liabilities	12,891,634	6,430,527
Stock appreciation rights	3,738,583	1,060,931
Total liabilities	16,630,217	7,491,458

Commitments and Contingencies (See Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 104,890,223 and 73,333,622 shares issued and outstanding, respectively	104,890	73,333
Additional paid-in capital	935,946,841	784,705,878
Accumulated deficit	(717,319,154)	(698,267,198)
Total stockholders’ equity	218,732,577	86,512,013
Total liabilities and stockholders’ equity	$235,362,794	$94,003,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2026	2025

Operating expenses:
Research and development	$8,087,845	$11,951,023
General and administrative	11,373,909	6,267,412
Total operating expenses	19,461,754	18,218,435

Loss from operations	(19,461,754)	(18,218,435)

Other income:
Interest/investment income, net	959,762	440,287
Realized (loss)/gain on short-term investments	(9,867)	62,952
Unrealized (loss)/gain on short-term investments	(540,097)	155,731
Total other income, net	409,798	658,970

Net loss	$(19,051,956)	$(17,559,465)

Loss per common share – basic and diluted	$(0.22)	$(0.58)

Weighted average number of common shares outstanding – basic and diluted	86,596,873	30,408,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2025	73,333,622	$73,333	$784,705,878	$(698,267,198)	$86,512,013
Stock based compensation	-	-	956,186	-	956,186
Proceeds from issuance of common stock, net	29,474,569	29,475	150,352,510	-	150,381,985
ATM Fees	-	-	(65,651)	-	(65,651)
Cashless exercise of pre-funded warrants for common stock	2,082,032	2,082	(2,082)	-	-
Net loss	-	-	-	(19,051,956)	(19,051,956)
Balance – March 31, 2026	104,890,223	$104,890	$935,946,841	$(717,319,154)	$218,732,577

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2024	30,174,202	$30,174	$676,373,822	$(640,882,035)	$35,521,961
Stock based compensation	-	-	3,572,769	-	3,572,769
Issuance of restricted common stock	3,017,420	3,017	902,209	-	905,226
Net loss	-	-	-	(17,559,465)	(17,559,465)
Balance – March 31, 2025	33,191,622	$33,191	$680,848,800	$(658,441,500)	$22,440,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(19,051,956)	$(17,559,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	956,186	3,572,769
Stock appreciation rights compensation	2,677,652	3,038
Issuance of restricted common stock	-	905,226
Realized loss/(gain) on short-term investments	9,867	(62,952)
Unrealized loss/(gain) on short-term investments	540,097	(155,731)
Change in operating assets and liabilities:
Prepaid expenses	(402,430)	290,051
Accounts payable	1,762,457	(2,865,553)
Accrued expenses	(1,559,361)	(2,194,416)
Net cash used in operating activities	(15,067,488)	(18,067,033)

Cash flows from investing activities
Purchase of short-term investments	(149,517,480)	(487,916)
Sale of short-term investments	14,290,483	15,847,629
Net cash (used in)/provided by investing activities	(135,226,997)	15,359,713

Cash flows from financing activities
Proceeds from issuance of common stock	159,999,996	-
Payment of fees for issuance of common stock	(3,360,000)	-
ATM Fees	(65,651)	-
Net cash provided by financing activities	156,574,345	-
Net increase/(decrease) in cash and cash equivalents	6,279,860	(2,707,320)
Cash and cash equivalents at beginning of the period	3,496,540	3,857,026

Cash and cash equivalents at end of the period	$9,776,400	$1,149,706

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	(2,082)	-
Fees for issuance of common stock included in accounts payable	2,400,000	-
Fees for issuance of common stock included in accrued expenses	3,858,011

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

NDV-01 is a novel, controlled-release intravesical formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial in Israel to assess its safety and efficacy in patients with aggressive forms of non-muscle invasive bladder cancer (NMIBC).

Sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of Prader-Willi Syndrome, with additional potential indications in Tourette Syndrome, excessive tremor and other diseases related to excessive GABAergic activity.

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

In addition, the Company will pay up to approximately $200 million in development, regulatory and commercial milestones pending successful commercialization. The Company will also pay a royalty of 3% on any net sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026. As of March 31, 2026, no additional milestones were achieved.

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

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the three months ended March 31, 2026, the Company incurred a net loss of $19,051,956 and had negative operating cash flows of $15,067,488.

On November 5, 2025, the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to the Company from the offering, before deducting other expenses payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $94 million.

On March 9, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (collectively, the Purchasers). The Purchasers purchased 29,474,569 shares of the Company’s common stock, par value $0.001 per share and pre-funded warrants up to 4,210,527 shares of common stock. The closing of the Private Placement occurred on March 11, 2026. The shares of common stock were sold at an offering price of $4.75 per share, and the pre-funded warrants were sold at an offering price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds from the Purchase Agreement, before deducting fees, other expenses payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $150 million.

As of the date of this report, Management believes that the Company’s existing cash and cash equivalents and short-term investments will enable it to fund operating expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. Beyond that point management will evaluate the size and scope of any subsequent trials that will affect the timing of additional financing through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements. Any such expenditures related to any subsequent clinical trials will not be incurred until such additional financing is raised. As a result, the Company concluded the Company has sufficient funds to maintain operations for at least 12 months from the issuance of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are stock-based compensation expenses, stock appreciation rights expense, and recorded amounts related to income taxes.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents of $9,776,400 and $3,496,540 at March 31, 2026 and December 31, 2025, respectively, at these institutions exceed the federally insured limits.

Short-term Investments

The Company’s investments consist entirely of mutual fund and corporate debt securities. Mutual fund securities are measured at fair value based on the net asset value “NAV”. Corporate debt securities are measured at fair value using observable inputs. Changes in fair value of the securities are recorded as part of other income on the unaudited condensed consolidated statement of operations. Short-term investment activity is presented in the investing activities section on the condensed consolidated statements of cash flows.

Short-term investments at March 31, 2026 and December 31, 2025 consisted of mutual funds with a fair value of $224,186,743 and $89,509,710, respectively.

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

The Company’s short-term investment instruments of $224,186,743 at March 31, 2026 consist of mutual funds and corporate debt securities.

Mutual fund securities are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV per share in an active market and are readily redeemable at that value on a daily basis without restriction. As of March 31, 2026, the mutual fund securities balance was $174,980,438.

Corporate debt securities are classified using Level 2 inputs within the fair value hierarchy because they are measured using observable inputs such as benchmark yields, credit spreads, and quoted prices for similar securities in active or inactive markets. As of March 31, 2026, the corporate securities balance was $49,206,305.

Unrealized gains and losses are recorded in the condensed consolidated statement of operations as unrealized gain on short-term investments. The Company recorded unrealized losses of $540,097 and unrealized gains of $155,731 included in other income for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the stock appreciation rights liability had a fair value of $3,738,583. Significant inputs for Level 3 stock appreciation rights liability fair value measurement at March 31, 2026 are disclosed in Footnote 6.

There have been no transfers in and out of level 3 during the three-months ended March 31, 2026 and 2025.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2026 and December 31, 2025, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at March 31, 2026 and December 31, 2025. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2021 forward.

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

Reclassification

Certain amounts in the prior period’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, or stockholders’ equity.

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

For the three months ended March 31, 2026 and 2025, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Three months ended
	March 31, 2026	March 31, 2025
Stock options	15,020,479	11,258,927
Common stock warrants	565,085	872,908
Total	15,585,564	12,131,835

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides clarifications related to step acquisitions and simplifies certain consolidation assessments involving variable interest entities. The standard is effective for the Company for annual and interim periods beginning January 1, 2027, with updates applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies when awards fall under stock compensation guidance. This standard is effective for the Company for annual and interim periods beginning January 1, 2027, with updates applied retrospectively or modified retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity—Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (Topic 505). This ASU clarifies the initial measurement and recognition of paid-in-kind (PIK) dividends on equity-classified preferred stock, including the timing and classification of such dividends within equity. The guidance is intended to reduce diversity in practice and improve comparability in the accounting for preferred stock instruments with PIK features. The standard is effective for the Company for annual and interim periods beginning January 1, 2027, with early adoption permitted. The guidance is to be applied either on a prospectively or modified retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	March 31, 2026	December 31, 2025
Insurance	$248,700	$411,900
Research and Development	866,600	496,500
Legal	143,400	-
Other	121,500	69,300
Total	$1,380,200	$977,700

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	March 31, 2026	December 31, 2025
Research and development	$1,820,000	$3,971,700
Accrued fees for issuance of common stock	3,840,000	-
Professional fees	312,900	220,000
Accrued bonus	516,300	-
Accrued vacation	594,900	535,500
Other	76,100	134,400
Total	$7,160,200	$4,861,600

NOTE 6 - STOCK APPRECIATION RIGHTS

During the three months ended March 31, 2026, 175,000 cash-settled stock appreciation rights have been issued to consultants with an exercise price of $4.11 – $4.32 with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.81% – 3.87%, (2) expected life of 6.25 years, (3) expected volatility of 135%, and (4) zero expected dividends.

At March 31, 2026, the Company revalued the cash-settled stock appreciation rights using a stock price of $6.96 and an exercise price of $0.45 - $4.32. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.92% - 4.02%, (2) expected life of 4.50 – 6.25 years, (3) expected volatility of 130% - 148% and (4) zero expected dividends.

As of March 31, 2026, the total liability related to cash-settled SARs is $3,738,583, reflecting the fair value as of the reporting date. During the quarters ended March 31, 2026, the Company recorded compensation related to the cash-settled SARs in the amount of $802,590 and 1,875,062, included in research and development and general and administrative expenses, respectively in the accompanying unaudited condensed consolidated statements of operations.

A summary of the changes in SARs during the three months ended March 31, 2026 is as follows:

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,434,125	$3.55	9.83	$6,915,214
Granted	175,000	$4.17	9.79	$-
Cancelled/Forfeited	(103,125)	$-	-	$-
Outstanding at March 31, 2026	5,506,000	$3.57	9.59	$18,683,400
SARs vested at March 31, 2026	486,313	$2.85	9.37	$1,996,853

At March 31, 2026, the Company has unrecognized compensation expense of approximately $32,066,100 related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.59 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2026, the Company issued 2,082,032 shares of common stock upon the cashless exercise of 2,082,500 warrants.

During the three months ended March 31, 2025, the Company issued 3,017,420 shares of restricted common stock in accordance with the license agreement with Trigone Pharma. The Company recognized $905,226 of research and development compensation expense related to the restricted common stock issued as part of the transaction.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100 million. We are not obligated to sell any shares under the agreement. As of March 31, 2026, no shares have been issued under this agreement.

On November 5, 2025, the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to the Company from the offering, after deducting other expenses payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $94 million.

On March 9, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (collectively, the Purchasers). The Purchasers purchased 29,474,569 shares of the Company’s common stock, par value $0.001 per share and pre-funded warrants up to 4,210,527 shares of common stock. The closing of the Private Placement occurred on March 11, 2026. The shares of common stock were sold at an offering price of $4.75 per share, and the pre-funded warrants were sold at an offering price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds from the Purchase Agreement, after deducting fees payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $150 million.

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

In May 2021, the Company’s Board of Directors adopted, and shareholders approved Relmada’s 2021 Equity Incentive Plan (the “2021 Plan”) which allows for the granting of 1,500,000 options or other stock awards. In subsequent years the Company’s Board of Directors adopted, and shareholders approved amendments to the 2021 plan to increase the shares of the Company’s common stock available to be issued under the plan to 9,900,000 shares.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the three months ended March 31, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2025	15,020,604	$12.51	6.69	$20,007,758
Granted	-	$-	-	$-
Cancelled	(125)	$-	-	$-
Outstanding at March 31, 2026	15,020,479	$12.51	6.44	$37,924,296
Options exercisable at March 31, 2026	10,796,790	$16.69	5.48	$16,201,985

At March 31, 2026, the Company has unrecognized stock-based compensation expense of approximately $6.5 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.77 years.

No options were granted in the three months ended March 31, 2026. For the year ended December 31, 2025, the weighted average fair value of options granted was approximately $1.38 per share, calculated using the Black-Scholes model with the following specific assumptions:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2026	2025
Risk free interest rate	-%	3.85 to 4.16%
Dividend yield	-%	0%
Volatility	-%	126.4-134.4%
Expected term (in years)	-	6.25

Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2025	5,880,085	$2.86
Granted	4,210,527	$0.001
Exercised	(2,082,500)	$-
Outstanding at March 31, 2026	8,008,112	$2.10
Warrants exercisable at March 31, 2026	8,008,112	$2.10

At March 31, 2026, the Company had approximately $0 of unrecognized compensation expense related to outstanding warrants.

At March 31, 2026, the aggregate intrinsic value of warrants exercisable was $22,552,693.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Stock-based compensation by class of expense

The following summarizes the components of stock-based compensation expense which includes, stock options, and warrants in the unaudited consolidated statements of operations for the three months ended March 31, 2026 and 2025 (rounded to nearest $00):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development	$237,000	$162,100
General and administrative	719,200	3,410,700
Total	$956,200	$3,572,800

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of March 31, 2026, the Company has not generated any revenue related to this license agreement.

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

Leases and Subleases

On August 1, 2021, the Company relocated its corporate headquarters to 2222 Ponce de Leon, Floor 3, Coral Gables, FL 33134, pursuant to a lease agreement with monthly rent of approximately $11,000. The lease period was for five months. The lease agreement expired on December 31, 2021 and was renewed for each subsequent year with monthly rent for the years ended December 31, 2026 and 2025 of approximately $4,600, and $4,500, respectively.

Beginning on May 29, 2024, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $10,500; that lease expired on May 30, 2025 with the Company continuing to lease the space under a month-to-month option.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

For the three months ended March 31, 2026 and 2025, the Company recognized lease expense of approximately $45,700 and $44,800, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $55,200 and $47,700 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 10 - SEGMENT REPORTING

The Company determined its reporting units in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, and is based on the way that the chief operating decision-maker (CODM) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company.

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

The following table provides the operating expenses of our clinical stage drug development segment (rounded to the nearest $00):

	March 31,	March 31,
	2026	2025
Clinical Study Expense	$1,471,100	$7,960,600
Other Research Expense	1,118,400	1,831,000
Manufacturing and Drug Storage Expense	2,784,200	155,600
Compensation Expense	1,674,500	933,500
Stock-based Compensation Expense	1,039,600	1,070,300
Total Research and Development Expense	$8,087,800	$11,951,000

NOTE 11 - SUBSEQUENT EVENTS

In April 2026, the Company filed a provisional patent application with the United States Patent and Trademark Office directed to pharmaceutical formulations and methods of treatment related to NDV-01. The provisional filing has the potential to form the basis for broad world-wide patent filings for the NDV-01 program. If issued, patents claiming priority to the provisional filing will be expected to have a term until April 2047.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q (this Report) contains forward-looking statements that involve risks and uncertainties, principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Currently, our lead product, NDV-01 is a novel, controlled-release intravesical formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial in Israel to assess its safety and efficacy in patients with aggressive forms of NMIBC. We intend to develop NDV-01 for two separate indications: (1) the treatment of high-risk, 2nd line Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC and (2) the treatment of intermediate risk patients in the adjuvant setting. We expect to initiate Phase 3 programs for each indication mid-2026.

Our second product, sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of PWS, with additional potential indications in TS, essential tremor and other diseases related to excessive GABAergic activity. We expect to initiate a Phase 2b study in PWS mid-2026.

Progress in Strategic Execution

On February 6, 2025, Relmada announced the acquisition from Asarina Pharma AB (Asarina) of sepranolone, a Phase 2b ready neurosteroid being developed for the potential treatment of PWS with additional potential indications in TS, essential tremor and other diseases related to the excessive GABAergic activity.

On March 25, 2025, Relmada announced the in-license agreement from Trigone Pharma Ltd. (Trigone) of NDV-01, a novel delivery formulation of a widely used chemotherapeutic regimen used to treat NMIBC.

Key Upcoming Anticipated Milestones

We expect multiple key milestones over the next 12 months. These include:

●	NDV-01 United States Investigational New Drug (IND) filing with the U.S. Food and Drug Administration (FDA) to initiate a clinical trial in NMIBC – Mid-2026

●	NDV-01 High-risk, 2nd line BCG-unresponsive NMIBC Phase 3 Trial Initiation - Mid-2026

●	NDV-01 Intermediate Risk in the Adjuvant Setting Phase 3 Trial Initiation – Mid-2026

●	Sepranolone - Initiation of a Phase 2 clinical trial in PWS – Mid-2026

●	NDV-01 Initial 3-Month Data from Phase 3 High-risk, 2nd line BCG-unresponsive NMIBC Trial – Year-end 2026

Our Development Programs

NDV-01 Program

NDV-01, our lead program, was in-licensed on March 24, 2025, NDV-01, is a novel intravascular delivery technology designed for the long-acting, controlled release of gemcitabine and docetaxel. This combination therapy has gained significant interest as an alternative to BCG for treating NMIBC, especially given the global BCG shortage since 2019 and for patients that do not respond adequately to BCG. Clinical studies have shown that gemcitabine and docetaxel achieve response rates and Recurrence-Free Survival comparable to or better than BCG. However, conventional administration is cumbersome, requiring sequential drug delivery over three to four hours, with limited tumor exposure time.

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

NDV-01 is currently in a Phase 2 clinical trial evaluating its safety and efficacy in patients with aggressive NMIBC. The Phase 2 study is a single-arm, single-center study evaluating the safety and efficacy of NDV-01 in patients with High Grade-NMIBC. Patients are treated with NDV-01 in a biweekly induction phase, followed by monthly maintenance for up to one year, with regular assessments via cystoscopy, cytology, and biopsy, as indicated. The primary efficacy endpoints are safety and complete response rate (Complete Response Rate at 12 months), and secondary efficacy endpoints are duration of response (DOR) and event free survival (EFS).

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

Efficacy and Tolerability

Efficacy Evaluable Patients (Complete Response (CR))	(n/N)%
Anytime	36/38	95%
3 month	33/38	87%
6 month	25/29	76%
9 month	22/26	85%
12 month	19/25	76%
12 month KM analysis	-	83%

N= 48 patients in overall population; KM: Kaplan-Meier analysis; 10 patients awaiting 3 month response assessment

BCG-UR Subpopulation* CR	(n/N)%
Anytime	16 /17	94%
3 month	14 /17	82%
6 month	12 /14	86%
9 month	10 /11	91%
12 month	8 /10	80%
12 month KM analysis	-	84%

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $19,052,000 for the three months ended March 31, 2026. At March 31, 2026, we had an accumulated deficit of approximately $717,319,200.

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

Intellectual Property Portfolio and Market Exclusivity

We have more than 40 issued patents and pending patent applications related to sepranolone for multiple uses, including diseases and disorders exhibiting compulsive behaviors such as TS, obsessive-compulsive disorder, and gambling disorder, potentially providing coverage beyond 2038.

We have more than 10 issued patents and pending patent applications related to NDV-01 for multiple uses, including formulations and methods for controlled release of therapeutics for treatment of diseases such as bladder cancer, potentially providing coverage beyond 2038.

In April 2026, the Company filed a provisional patent application with the United States Patent and Trademark Office directed to pharmaceutical formulations and methods of treatment related to NDV-01. The provisional filing has the potential to form the basis for broad world-wide patent filings for the NDV-01 program. If issued, patents claiming priority to the provisional filing will be expected to have a term until April 2047.

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549.

Results of Operations

For the Three Months Ended March 31, 2026 versus March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Operating Expenses
Research and development	$8,087,845	$11,951,023	$(3,863,178)
General and administrative	11,373,909	6,267,412	5,106,497
Total	$19,461,754	$18,218,435	$1,243,319

Research and Development Expense

Research and development expense for the three months ended March 31, 2026 was approximately $8,087,800 compared to $11,951,000 for the three months ended March 31, 2025, a decrease of approximately $3,863,200. The change was primarily driven by:

●	Decrease in study costs of $6,489,500 along with the acquisition of sepranolone of approximately $2.9 million and the license agreement of NDV-01 for approximately $3.5 million in 2025;

●	Decrease in other research expenses of $712,600 primarily associated with the winding down of the REL-1017 302 and 304 studies in 2025;

●	Decrease in stock-based compensation expense of $30,700;

●	Increase in manufacturing and drug storage costs of $2,628,600 related to materials purchased to support the start of NDV-01 and sepranolone studies; and

●	Increase in compensation expense of $741,000 due to an increase in research and development employees and their related bonus.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2026 was approximately $11,373,900 compared to $6,267,400 for the three months ended March 31, 2025, an increase of approximately $5,106,500. The change was primarily due to:

●	Increase in compensation expense of $5,339,500 due to an increase of general and administrative employees and their related bonuses;

●	Increase in other general and administrative expenses of $583,500 primarily due to an increase in consulting services; and

●	Decrease in stock-based compensation expense of $816,500.

Other Income

Interest/investment income was approximately $959,800 and $440,300 for the three months ended March 31, 2026 and 2025, respectively. The increase was due to higher average investment balance. Realized loss on short-term investments was approximately $9,900 and realized gain on short-term investments was approximately $63,000 for the three months ended March 31, 2026 and 2025, respectively. Unrealized loss on short-term investments and unrealized gain on short-term investments for the three months ended March 31, 2026 and 2025 was approximately $540,100 and $155,700, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

Net Loss

The net loss for the Company for the three months ended March 31, 2026 and 2025 was approximately $19,052,000 and $17,559,500 respectively. The Company had loss per share, basic and diluted of $0.22 and $0.58 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the three months ended March 31, 2026, the Company incurred a net loss of $19,051,956 and had negative operating cash flows of $15,067,488.

On November 5, 2025, the Company announced the closing of its underwritten offering of 40,142,000 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 5,315,000 shares of common stock. The shares of common stock were sold at an offering price of $2.20 per share, and the pre-funded warrants were sold at an offering price of $2.199 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds to the Company from the offering, after deducting other expenses payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $94 million.

On March 9, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (collectively, the Purchasers). The Purchasers purchased 29,474,569 shares of the Company’s common stock, par value $0.001 per share and pre-funded warrants up to 4,210,527 shares of common stock. The closing of the Private Placement occurred on March 11, 2026. The shares of common stock were sold at an offering price of $4.75 per share, and the pre-funded warrants were sold at an offering price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds from the Purchase Agreement, after deducting fees payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $150 million.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash used in operating activities	$(15,067,488)	$(18,067,033)
Cash (used in)/provided by investing activities	(135,226,997)	15,359,713
Cash provided by financing activities	156,574,345	-
Net increase/(decrease) in cash and cash equivalents	$6,279,860	$(2,707,320)

For the three months ended March 31, 2026, cash used in operating activities was $15,067,488 primarily due to the net loss of $19,051,956 offset by non-cash stock-based compensation charges of $956,186 and stock appreciation rights compensation of $2,677,652. There were realized and unrealized losses on short-term investments of $9,867 and $540,097, respectively. In addition, there was an increase in operating assets and liabilities of $199,334.

For the three months ended March 31, 2025, cash used in operating activities was $18,067,033 primarily due to the net loss of $17,559,465 offset by non-cash stock-based compensation charges of $3,572,769 and stock appreciation rights compensation of $3,038. There were realized and unrealized gains on short-term investments of $62,952 and $155,731, respectively. In addition, there was an increase in operating assets and liabilities of $4,769,918.

For the three months ended March 31, 2026, cash used in investing activities was $135,226,997 due to $149,517,480 of purchases of short-term investments offset by $14,290,483 of sales of short-term investments.

For the three months ended March 31, 2025, cash provided by investing activities was $15,359,713 due to $487,916 of purchases of short-term investments offset by $15,847,629 of sales of short-term investments.

For the three months ended March 31, 2026, net cash from financing activities totaled $156,574,345 due to proceeds from the issuance of common stock for $159,999,996 offset by fees for issuance of common stock of $3,360,000 and ATM fees of $65,651.

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

Commitments and Contingencies

Please refer to Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2026 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2026, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 11, 2026, we issued and sold in a private placement to certain institutional and accredited investors (i) 29,474,569 shares of our common stock, at a price of $4.75 per share, and (ii) pre-funded warrants to purchase up to 4,210,527 shares of common stock at a price of $4.749 per pre-funded warrant, with an exercise price of $0.001 per share.  Each of the pre-funded warrants is immediately exercisable and may be exercised at any time, subject to customary 9.99% (or, at the election of the purchaser, 4.99%) beneficial ownership limitations. We engaged Jefferies LLC, Leerink Partners LLC, Piper Sandler & Co. and Mizuho Securities USA LLC as placement agents for the private placement and agreed to pay customary placement fees and reimburse certain expenses of the placement agents.  These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) thereof, as not involving any public offering.  For additional information about the private placement, see Item 1.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026.

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

Date: May 12, 2026	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)