Form 10-Q
period 2026-06-30
RELMADA THERAPEUTICS, INC.
filed 2026-08-06
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, there were 106,669,846 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30,	As of
	2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,334,370	$3,496,540
Short-term investments	206,396,805	89,509,710
Other receivable	10,912	-
Prepaid expenses	1,297,590	977,721
Total current assets	219,039,677	93,983,971
Other assets	19,500	19,500
Total assets	$219,059,177	$94,003,471

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,409,190	$1,568,944
Accrued expenses	5,011,583	4,861,583
Total current liabilities	7,420,773	6,430,527
Stock appreciation rights	5,080,081	1,060,931
Total liabilities	12,500,854	7,491,458

Commitments and Contingencies (See Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 106,669,846 and 73,333,622 shares issued and outstanding, respectively	106,670	73,333
Additional paid-in capital	936,684,992	784,705,878
Accumulated deficit	(730,233,339)	(698,267,198)
Total stockholders’ equity	206,558,323	86,512,013
Total liabilities and stockholders’ equity	$219,059,177	$94,003,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$8,393,789	$2,819,377	$16,481,634	$14,770,400
General and administrative	6,617,238	7,401,929	17,991,147	13,669,342
Total operating expenses	15,011,027	10,221,306	34,472,781	28,439,742

Loss from operations	(15,011,027)	(10,221,306)	(34,472,781)	(28,439,742)

Other (expenses) income:
Interest/investment income, net	2,301,394	321,458	3,261,156	761,745
Realized (loss) gain on short-term investments	(37,294)	47,203	(47,162)	110,156
Unrealized (loss) gain on short-term investments	(167,258)	(13,797)	(707,354)	141,934
Total other income	2,096,842	354,864	2,506,640	1,013,835

Net loss	$(12,914,185)	$(9,866,442)	$(31,966,141)	$(27,425,907)

Loss per common share – basic and diluted	$(0.11)	$(0.30)	$(0.32)	$(0.86)

Weighted average number of common shares outstanding – basic and diluted	112,375,941	33,191,622	99,327,509	31,807,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Six months ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2025	73,333,622	$73,333	$784,705,878	$(698,267,198)	$86,512,013
Stock based compensation	-	-	956,186	-	956,186
Proceeds from issuance of common stock, net	29,474,569	29,475	150,352,510	-	150,381,985
ATM Fees	-	-	(65,651)	-	(65,651)
Cashless exercise of pre-funded warrants for common stock	2,082,032	2,082	(2,082)	-	-
Net loss	-	-	-	(19,051,956)	(19,051,956)
Balance – March 31, 2026	104,890,223	104,890	935,946,841	(717,319,154)	218,732,577
Stock based compensation	-	-	902,903	-	902,903
ATM fees	-	-	(66,273)	-	(66,273)
Stock issuance costs	-	-	(199,879)	-	(199,879)
Exercise of pre-funded warrants for common stock	1,682,500	1,683	-	-	1,683
Options exercised	97,123	97	101,400	-	101,497
Net loss	-	-	-	(12,914,185)	(12,914,185)
Balance – June 30, 2026	106,669,846	$106,670	$936,684,992	$(730,233,339)	$206,558,323

	Three and Six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2024	30,174,202	$30,174	$676,373,822	$(640,882,035)	$35,521,961
Stock based compensation	-	-	3,572,769	-	3,572,769
Issuance of Restricted Common Stock	3,017,420	3,017	902,209	-	905,226
Net loss	-	-	-	(17,559,465)	(17,559,465)
Balance – March 31, 2025	33,191,622	33,191	680,848,800	(658,441,500)	22,440,491
Stock based compensation	-	-	3,448,453	-	3,448,453
ATM Expenses	-	-	(73,021)	-	(73,021)
Net loss	-	-	-	(9,866,442)	(9,866,442)
Balance – June 30, 2025	33,191,622	$33,191	$684,224,232	$(668,307,942)	$15,949,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(31,966,141)	$(27,425,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,859,089	7,021,222
Stock appreciation rights compensation	4,019,150	27,649
Issuance of restricted common stock	-	905,226
Realized loss/(gain) on short-term investments	47,162	(110,156)
Unrealized loss/(gain) on short-term investments	707,354	(141,934)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(319,869)	411,834
Accounts payable	840,246	(2,768,652)
Accrued expenses	150,000	(2,388,191)
Other receivable	(10,912)	-
Net cash used in operating activities	(24,673,921)	(24,468,909)

Cash flows from investing activities
Purchase of short-term investments	(174,270,466)	(809,375)
Sale of short-term investments	56,628,855	22,847,630
Net cash (used in)/provided by investing activities	(117,641,611)	22,038,255

Cash flows from financing activities
Proceeds from issuance of common stock	159,999,996	-
Payment of fees for issuance of common stock	(9,817,890)	-
Proceeds from options exercised for common stock	101,497	-
Proceeds from warrants exercised for common stock	1,683	-
ATM fees	(131,924)	(73,021)
Net cash provided/(used in) by financing activities	150,153,362	(73,021)
Net increase/(decrease) in cash and cash equivalents	7,837,830	(2,503,675)
Cash and cash equivalents at beginning of the period	3,496,540	3,857,026

Cash and cash equivalents at end of the period	$11,334,370	$1,353,351
Non-cash investing and financing activities
Cashless exercise of warrants for common stock	$(2,082)	-

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

NDV-01 is a novel, sustained-release formulation of gemcitabine and docetaxel. NDV-01 is currently in a Phase 2 clinical trial in Israel to assess its safety and efficacy in patients with aggressive forms of non-muscle invasive bladder cancer (NMIBC).

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

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product candidate, which is a novel, sustained-release formulation of gemcitabine and docetaxel, with the potential to be a best-in-class intravesical treatment across the NMIBC disease spectrum. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represented 10% of the Company’s outstanding shares on such date, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to approximately $200 million in development, regulatory and commercial milestones. The Company will also pay a royalty of 3% on worldwide net sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026. As of June 30, 2026, no additional milestones were achieved.

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

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the six months ended June 30, 2026, the Company incurred a net loss of $31,966,141 and had negative operating cash flows of $24,673,921.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are stock-based compensation expenses, stock appreciation rights expense and recorded amounts related to income taxes.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents of $11,334,370 and $3,496,540 at June 30, 2026 and December 31, 2025, respectively, at these institutions exceed the federally insured limits.

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

Short-term investments at June 30, 2026 and December 31, 2025 consisted of mutual funds and corporate debt securities with an aggregate fair value of $206,396,805 and $89,509,710, respectively.

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

The Company’s short-term investment instruments of $206,396,805 at June 30, 2026 consist of mutual funds and corporate debt securities.

Mutual fund securities are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV per share in an active market and are readily redeemable at that value on a daily basis without restriction. As of June 30, 2026, the mutual fund securities balance was $152,475,069.

Corporate debt securities are classified using Level 2 inputs within the fair value hierarchy because they are measured using observable inputs such as benchmark yields, credit spreads, and quoted prices for similar securities in active or inactive markets. As of June 30, 2026, the corporate securities balance was $53,921,736.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unrealized gains and losses are recorded in the condensed consolidated statement of operations as unrealized gain on short-term investments. The Company recorded unrealized losses of $167,258 and $707,354 included in other income for the three and six months ended June 30, 2026, respectively. The Company recorded an unrealized loss of $13,797 and an unrealized gain of $141,934 included in other income for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026, the stock appreciation rights liability had a fair value of $5,080,081. Significant inputs for Level 3 stock appreciation rights liability fair value measurement at June 30, 2026 are disclosed in Footnote 6.

There have been no transfers in and out of level 3 during the three and six months ended June 30, 2026 and 2025, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2026, and December 31, 2025, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at June 30, 2026 and December 31, 2025. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2021 forward.

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

As of June 30, 2026 and 2025, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	June 30, 2026	June 30, 2025
Stock options	14,948,356	14,158,927
Common stock warrants	565,085	750,908
Total	15,513,441	14,909,835

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $00):

	June 30, 2026	December 31, 2025
Insurance	$87,300	$411,900
Research and Development	971,800	496,500
Legal	140,300	-
Other	98,200	69,300
Total	$1,297,600	$977,700

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $00):

	June 30, 2026	December 31, 2025
Research and development	$3,157,800	$3,971,700
Professional fees	194,800	220,000
Accrued bonus	1,001,300	-
Accrued vacation	584,800	535,500
Other	72,900	134,400
Total	$5,011,600	$4,861,600

NOTE 6 - STOCK APPRECIATION RIGHTS

During the six months ended June 30, 2026, 275,000 cash-settled stock appreciation rights have been issued to employees and consultants with an exercise price of $4.11 to $7.42 with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.81% - 4.21%, (2) expected life of 6.25 years, (3) expected volatility of 130% - 135% and (4) zero expected dividends.

At June 30, 2026, the Company revalued the cash-settled stock appreciation rights using a stock price of $6.92 and an exercise price of $0.45 - $7.42. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.19% - 4.25%, (2) expected life of 4.25 – 6.25 years, (3) expected volatility of 130% - 152% and (4) zero expected dividends.

As of June 30, 2026, the total liability related to cash-settled SARs is $5,080,081, reflecting the fair value as of the reporting date. During the three months ended June 30, 2026, the Company recorded compensation related to the cash-settled SARs in the amount of $2,093,020, included $361,496 and $1,731,524 in research and development and general and administrative expenses, respectively in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2026, the Company recorded compensation related to the cash-settled SARs in the amount of $4,770,672, included $1,164,086 and $3,606,586 in research and development and general and administrative expenses, respectively in the accompanying unaudited condensed consolidated statements of operations.

A summary of the changes in SARs during the six months ended June 30, 2026 is as follows:

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,434,125	$3.55	9.83	$6,915,214
Granted	275,000	$5.35	9.62	$200,250
Exercised/Cancelled/Forfeited	(232,937)	-	-	-
Outstanding at June 30, 2026	5,476,188	$3.69	9.37	$17,712,146
SARs vested at June 30, 2026	697,500	$3.52	9.30	$2,372,208

At June 30, 2026, the Company has unrecognized compensation expense of approximately $30,240,904 related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.36 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2026, the Company issued 97,123 shares of common stock for the exercise of 97,123 options for cash proceeds of $101,497.

During the six months ended June 30, 2026, the Company issued 1,682,500 shares of common stock for the exercise of 1,682,500 pre-funded warrants for cash proceeds of $1,683.

During the six months ended June 30, 2026, holders exercised pre-funded warrants to purchase 2,082,500 shares of common stock on a cashless basis. The Company issued 2,082,032 shares of common stock upon exercise and received no cash proceeds.

As of June 30, 2026 pre-funded warrants to purchase 5,760,527 shares of common stock remained outstanding. The prefunded warrants are exercisable at $0.001 per share, are subject to beneficial ownership limitations, and are classified as equity.

During the six months ended June 30, 2025, the Company issued 3,017,420 shares of restricted common stock in accordance with the license agreement with Trigone Pharma. The Company recognized $905,226 of research and development compensation expense related to the restricted common stock issued as part of the transaction.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100 million. We are not obligated to sell any shares under the agreement. As of June 30, 2026, no shares have been issued under this agreement.

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

In May 2021, the Company’s Board of Directors adopted, and shareholders approved Relmada’s 2021 Equity Incentive Plan (the “2021 Plan”) which allows for the granting of 1,500,000 options or other stock awards. In subsequent years the Company’s Board of Directors adopted, and shareholders approved amendments to the 2021 plan to increase the shares of the Company’s common stock available to be issued under the plan to 12,900,000 shares.

These combined plans allowed for the granting of up to 18,052,942 options or other stock awards.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model.

Options

A summary of the changes in options during the six months ended June 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2025	15,020,604	$12.51	6.69	$20,007,758
Granted	25,000	$6.69	-	$-
Exercised	(97,123)	$1.05	-	$-
Cancelled	(125)	$6.20	-	$-
Outstanding at June 30, 2026	14,948,356	$12.58	6.18	$37,022,991
Options exercisable at June 30, 2026	11,157,446	$16.24	5.31	$17,604,100

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

At June 30, 2026, the Company has unrecognized stock-based compensation expense of approximately $5.8 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.62 years.

During six months ended June 30, 2026, there were 25,000 options granted with the weighted average fair value of approximately $6.06 per share.

For the year ended December 31, 2025, the weighted average fair value of options granted was approximately $1.38 per share.

The weighted average fair value per share was calculated using the Black-Scholes model with the following specific assumptions:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2026	2025
Risk free interest rate	4.18%	3.85 to 4.16%
Dividend yield	0%	0%
Volatility	129%	126.4-134.4%
Expected term (in years)	6.25	6.25

Warrants

A summary of the changes in outstanding equity-warrants during the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2025	5,880,085	$2.86
Granted	4,210,527	0.001
Exercised	(3,765,000)	0.001
Outstanding at June 30, 2026	6,325,612	$2.66
Warrants Vested at June 30, 2026	6,325,612	$2.66

The warrants granted during the six months ended June 30, 2026 consist of 4,210,527 pre-funded warrants issued to investors in connection with the Company's March 2026 private placement. The pre-funded warrants have an exercise price of $0.001 per share and are classified as equity.

At June 30, 2026, the Company had $0 of unrecognized compensation expense related to outstanding warrants.

At June 30, 2026, the aggregate intrinsic value of warrants exercisable was $39,914,036.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options, and warrants in the unaudited consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (rounded to nearest $00):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$218,500	$168,900	$455,500	$331,000
General and administrative	684,400	3,279,500	1,403,600	6,690,200
Total	$902,900	$3,448,400	$1,859,100	$7,021,200

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of June 30, 2026, the Company has not generated any revenue related to this license agreement.

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

Trigone

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement is for Trigone’s NDV-01 product candidate, which is a novel, sustained-release, formulation of gemcitabine/docetaxel, with the potential to be a best-in-class intravesical treatment across the NMIBC disease spectrum. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represent 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to $200 million in development, regulatory and commercial milestones. The Company will also pay a royalty of 3% on any worldwide sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026. As of June 30, 2026, no additional milestones were achieved.

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

For the three months ended June 30, 2026 and 2025, the Company recognized lease expense of approximately $47,500 and $53,700, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized lease expense of approximately $93,200 and $98,500, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $109,500 and $100,700 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table provides the operating expenses of our clinical stage drug development segment for the three and six months ended June 30, 2026 and 2025 (rounded to the nearest $00):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Clinical Study Expense	$3,482,900	$779,600	$4,954,000	$8,740,200
Other Research Expense	842,100	702,200	1,960,500	2,533,200
Manufacturing and Drug Storage Expense	2,652,500	81,600	5,436,700	237,200
Compensation Expense	836,300	1,062,700	2,510,800	1,996,100
Stock-based Compensation Expense	580,000	193,300	1,619,600	1,263,700
Total Research and Development Expense	$8,393,800	$2,819,400	$16,481,600	$14,770,400

NOTE 11 - SUBSEQUENT EVENTS

On July 27, 2026, 500,000 options were granted to an employees with an exercise price of $5.20

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

Business Overview

Relmada Therapeutics, Inc. (Relmada, the Company, we or us) (a Nevada corporation), is a publicly traded, clinical-stage biotechnology company. We substantially redesigned our development programs following a comprehensive strategic review in late 2024 and early 2025. We concluded in our review that the most promising path to create shareholder value was to lever our extensive drug development expertise and clinical operations capabilities by acquiring new development candidates, while terminating further work on esmethadone (d-methadone, dextromethadone or REL-1017). Hence we accelerated ongoing efforts to augment our development pipeline while diversifying its risk, which culminated in the licensing of NDV-01, a novel, sustained-release, delivery formulation of a chemotherapy regimen widely used to treat non muscle-invasive bladder cancer (NMIBC) that is currently in Phase 2, and the acquisition of sepranolone, a Phase 2b-ready neurosteroid with potential applications in Prader-Willi syndrome (PWS), Tourette Syndrome (TS), essential tremor and other diseases related to excessive GABAergic activity.

Following the 2024 REL-1017 setback and subsequent post hoc analyses, the program was terminated effective July 7, 2025.

We also had been developing REL-P11, a modified-release formulation of psilocybin, as an investigational agent for the treatment of metabolic disease. Effective May 12, 2025, this program was terminated.

Currently, our lead product candidate, NDV-01, is a novel, sustained-release formulation of gemcitabine and docetaxel, with the potential to be a best-in-class intravesical treatment across the NMIBC disease spectrum. NDV-01 is currently in a Phase 2 clinical trial in Israel to assess its safety and efficacy in patients with aggressive forms of NMIBC. We intend to develop NDV-01 for two separate indications: (1) the treatment of high-risk, 2nd line Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC and (2) the treatment of intermediate risk NMIBC patients in the adjuvant setting. We expect to file an United States Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) by year-end 2026. Subsequently, upon IND clearance, we anticipate initiation of Phase 3 programs for each indication.

Our second product, sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of PWS, with additional potential indications in TS, essential tremor and other diseases related to excessive GABAergic activity. We expect to file an IND application with the FDA by year-end 2026. Upon IND clearance, we anticipate initiation of a Phase 2b study in PWS..

Progress in Strategic Execution

On February 6, 2025, Relmada announced the acquisition from Asarina Pharma AB (Asarina) of sepranolone, a Phase 2b ready neurosteroid being developed for the potential treatment of PWS with additional potential indications in TS, essential tremor and other diseases related to the excessive GABAergic activity.

On March 25, 2025, Relmada announced the in-license agreement from Trigone Pharma Ltd. (Trigone) of NDV-01, a novel, sustained-release, delivery formulation of a widely used chemotherapeutic regimen used to treat NMIBC.

Key Upcoming Anticipated Milestones

We expect several key milestones over the next upcoming months. These include:

●	NDV-01 United States IND filing with the FDA by year-end 2026

●	NDV-01 High-risk, 2nd line BCG-unresponsive NMIBC Phase 3 Trial Initiation - Upon IND clearance

●	NDV-01 Intermediate Risk NMIBC in the Adjuvant Setting Phase 3 Trial Initiation – Upon IND clearance

●	Sepranolone – United States IND filing with the FDA by year-end 2026

●	Sepranolone - Initiation of a Phase 2 clinical trial in PWS – Upon IND clearance

Our Development Programs

NDV-01 Program

NDV-01, our lead program, was in-licensed on March 24, 2025, NDV-01, is a novel, intravesical delivery technology designed for the long-acting, sustained-release of gemcitabine and docetaxel. This combination therapy has gained significant interest as an alternative to BCG for treating NMIBC, especially given the global BCG shortage since 2019 and for patients that do not respond adequately to BCG. Clinical studies have shown that gemcitabine and docetaxel achieve response rates and Recurrence-Free Survival comparable to or better than BCG. However, conventional administration is cumbersome, requiring sequential drug delivery over three to four hours, with limited tumor exposure time.

NDV-01 potentially addresses these limitations by enabling a single administration in less than 5 minutes, delivering sustained, localized chemotherapy for up to 10 days. This extended exposure enhances the therapeutic effect while improving patient convenience.

NDV-01 is formulated as a sustained-release intravesical therapy containing gemcitabine and docetaxel. By maintaining continuous drug exposure within the bladder, NDV-01 may optimize local efficacy while minimizing systemic absorption and associated side effects. Unlike conventional intravesical instillations, which result in fluctuating drug levels, NDV-01 provides a continuous release of both agents over 10 days. This sustained delivery may improve cancer cell eradication and reduce recurrence risk while lowering the frequency of administration.

NDV-01 is currently in a Phase 2 clinical trial evaluating its safety and efficacy in patients with aggressive NMIBC. The Phase 2 study is a single-arm, single-center study evaluating the safety and efficacy of NDV-01 in patients with High Risk-NMIBC. Patients are treated with NDV-01 in a biweekly induction phase, followed by monthly maintenance for up to one year, with regular assessments via cystoscopy, cytology, and biopsy, as indicated. The primary efficacy endpoints are safety and complete response rate (Complete Response Rate at 12 months), and secondary efficacy endpoints are duration of response (DOR) and event free survival (EFS).

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

The Company also previously announced the successful completion and receipt of written feedback from a Type B pre-IND submissions with the FDA regarding the planned Phase 3 program for NDV-01 in NMIBC patients. Relmada secured FDA alignment on certain key elements of the planned Phase 3 pivotal program for NDV-01, expected to begin by year-end 2026, and incorporating two studies for two separate indications:

●	A single-arm, open-label clinical trial in 2nd line high-risk, BCG-unresponsive with Carcinoma in situ (CIS) NMIBC population

●	A single registrational study in intermediate risk NMIBC in the adjuvant setting, which will follow an open-label, randomized-to-observation design

Also, importantly, the FDA agreed with our proposal to rely on FDA’s prior findings of safety for Gemzar and Taxotere and published literature for the non-clinical safety assessment of NDV-01 because this is a proposed 505(b)(2) approval.

About the Planned High-Risk Registrational Study

The planned pivotal Phase 3 study in 2nd-line, high risk, BCG-unresponsive NMIBC with CIS will be an open-label, single-arm trial evaluating:

●	Primary endpoint: Complete Response (CR) rate at any time

●	Key secondary endpoint: Duration of Response (DOR)

●	Assessments: Cystoscopy, cytology, and biopsy per protocol

The design reflects FDA’s written guidance on the study population, endpoint selection, and evaluation methodology and is consistent with prior FDA precedents for single-arm registrational trials in NMIBC.

About the Planned Intermediate-Risk Registrational Study

The planned pivotal Phase 3 study in intermediate-risk NMIBC in the adjuvant setting will be an open label randomized-to-observation study:

●	Primary endpoint: Disease Free Survival (DFS)

●	Key secondary endpoint: Duration of Response (DOR)

●	Assessments: Cystoscopy, cytology, and biopsy per protocol

The design reflects FDA’s written guidance on the study population, endpoint selection, and evaluation methodology.

Relmada expects to file a United States IND application for NDV-01 with the FDA by year-end 2026.

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

Relmada expects to file a United States IND application for sepranolone with the FDA by year-end 2026.

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $31,966,100 for the six months ended June 30, 2026. At June 30, 2026, we had an accumulated deficit of approximately $730,233,300.

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

We have more than 10 issued patents and pending patent applications related to NDV-01 for multiple uses, including formulations and methods for sustained-release of therapeutics for treatment of diseases such as bladder cancer, potentially providing coverage beyond 2038.

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

Results of Operations

For the Three Months Ended June 30, 2026 versus June 30, 2025

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Operating Expenses
Research and development	$8,393,789	$2,819,377	$5,574,412
General and administrative	6,617,238	7,401,929	(784,691)
Total	$15,011,027	$10,221,306	$4,789,721

Research and Development Expense

Research and development expense for the three months ended June 30, 2026 was approximately 8,393,800 compared to $2,819,400 for the three months ended June 30, 2025, an increase of approximately $5,574,400. The change was primarily driven by:

●	Increase in study costs of $2,703,300 associated with the ramp-up of NDV-01 and sepranolone studies;

●	Increase in manufacturing and drug storage costs of $2,570,900;

●	Increase in stock appreciation rights expense of $337,100;

●	Increase in other research expenses of $139,900 primarily associated with the ramp-up of NDV-01 and sepranolone studies in 2026;

●	Increase in stock-based compensation expense of $49,600; and

●	Decrease in compensation expense of $226,400 due to a decrease in research and development employees and their related bonus.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2026 was approximately $6,617,200 compared to $7,401,900 for the three months ended June 30, 2025, a decrease of approximately $784,700. The change was primarily due to:

●	Decrease in stock-based compensation expense of $2,595,100;

●	Decrease in compensation expense of $578,800 due to a decrease of general and administrative employees and their related bonuses;

●	Increase in stock appreciation rights expense of $1,731,300; and

●	Increase in other general and administrative expenses of $657,900 primarily due to an increase in consulting services.

Other Income

Interest/investment income was approximately $2,301,400 and $321,500 for the three months ended June 30, 2026 and 2025, respectively. The increase was due to higher average investment balance. Realized loss on short-term investments was approximately $37,300 for the three months ended June 30, 2026 compared to a realized gain of $47,200 for the three months ended June 30, 2025. Unrealized loss on short-term investments was approximately $167,300 and $13,800 for the three months ended June 30, 2026 and 2025.

Net Loss

The net loss for the Company for the three months ended June 30, 2026 and 2025 was approximately $12,914,200 and $9,866,400, respectively. The Company had loss per share basic and diluted of $0.11 and $0.30 for the three months ended June 30, 2026 and 2025, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended June 30, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Six Months Ended June 30, 2026 versus June 30, 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Operating Expenses
Research and development	$16,481,634	$14,770,400	$1,711,234
General and administrative	17,991,147	13,669,342	4,321,805
Total	$34,472,781	$28,439,742	$6,033,039

Research and Development Expense

Research and development expense for the six months ended June 30, 2026 was approximately $16,481,600 compared to $14,770,400 for the six months ended June 30, 2025, an increase of approximately $1,711,200. The increase was primarily due to:

●	Increase in manufacturing and drug storage costs of $5,199,500;

●	Increase in stock appreciation rights expense of $1,136,600;

●	Increase in compensation expense of $514,700 due to an increase in research and development employees and their related bonuses;

●	Decrease in study costs of $3,786,200 associated with the acquisitions of sepranolone and NDV-01 in the first quarter of 2025 offset with a decrease of 302 and 304 study expenses due to the wind-down of these studies;

●	Decrease in stock-based compensation expense of $780,700; and

●	Decrease in other research expenses of $572,700 primarily associated with the wind-down of the 302 and 304 studies.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2026 was approximately $17,991,100 compared to $13,669,300 for the six months ended June 30, 2025, an increase of approximately $4,321,800. The increase was primarily due to:

●	Increase in compensation expense of $4,760,600 primarily related an increase of general and administrative employees and their related bonuses;

●	Increase in stock appreciation rights expense of $3,606,400;

●	Increase in other general and administrative expenses of $1,241,400 primarily due to an increase in consulting services; and

●	Decrease in stock-based compensation expense of $5,286,600 related to option grants to employees and key consultants that reached the end of their vesting at the end of 2025.

Other Income

Interest / investment income was approximately $3,261,200 and $761,700 for the six months ended June 30, 2026 and 2025, respectively. The increase was due to higher average investment balance. Realized loss on short-term investments was approximately $47,200 for the six months ended June 30, 2026 compared to a realized gain of approximately $110,200 for the six months ended June 30, 2025. Unrealized loss on short-term investments was approximately $707,400 for the six months ended June 30, 2026 compared to an unrealized gain of $141,900 for the six months ended June 30, 2025.

Net Loss

The net loss for the Company for the six months ended June 30, 2026 and 2025 was approximately $31,966,100 and $27,425,900 respectively. The Company had loss per share, basic and diluted of $0.32 and $0.86 for the six months ended June 30, 2026 and 2025, respectively.

Income Taxes

The Company did not provide for income taxes for the six months ended June 30, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying audited consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the six months ended June 30, 2026, the Company incurred a net loss of $31,966,141 and had negative operating cash flows of $24,673,921.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash used in operating activities	$(24,673,921)	$(24,468,909)
Cash (used in)/provided by investing activities	(117,641,611)	22,038,255
Cash (used in)/provided by financing activities	150,153,362	(73,021)
Net increase/(decrease) in cash and cash equivalents	$7,837,830	(2,503,675)

For the six months ended June 30, 2026, cash used in operating activities was $24,673,921 primarily due to the net loss of $31,966,141 offset by non-cash stock-based compensation charges of $1,859,089 and stock appreciation rights compensation of $4,019,150. There were realized and unrealized losses on short-term investments of $47,162 and $707,354, respectively. In addition, there was an increase in operating assets and liabilities of $659,465.

For the six months ended June 30, 2025, cash used in operating activities was $24,468,909 primarily due to the net loss of $27,425,907 offset by non-cash stock-based compensation charges of $7,,021,222 and stock appreciation rights compensation of $27,649 and proceeds from the issuance of restricted common stock of $905,226. There were realized gains and unrealized gains on short-term investments of $110,156 and $141,934, respectively. In addition, there was an increase in operating assets and liabilities of $4,745,009.

For the six months ended June 30, 2026, cash used in investing activities was $117,641,611, due to $174,270,466 of purchases of short-term investments offset by $56,628,855 of sales of short-term investments.

For the six months ended June 30, 2025, cash provided by investing activities was $22,038,255, due to $809,375 of purchases of short-term investments offset by $22,847,630 of sales of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2026 was $150,153,362 due to proceeds from the issuance of common stock for $159,999,996, proceeds from options exercised for common stock of $101,497, and proceeds from warrants exercised for common stock of $1,683 offset by fees for issuance of common stock of $9,817,890 and ATM fees of $131,924.

Net cash used in financing activities for the six months ended June 30, 2025 was $73,021 related to ATM fees.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2026 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2026, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

On May 18, 2026, Charles Ence, the Company’s Chief Accounting and Compliance Officer, adopted an individual trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, which has a term of eight months beginning September 17, 2026 to sell up to 268,361 shares of our common stock issuable upon exercise of stock options, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 16, 2027, or when all of the shares under the plan are sold.

On May 19, 2026, Charles Casamento, the Company’s Chairman of the Board of Directors, adopted an individual trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, which has a term of twelve months beginning September 1, 2026 to sell up to 134,579 shares of our common stock issuable upon exercise of stock options, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on September 1, 2027, or when all of the shares under the plan are sold.

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

Date: August 6, 2026	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)