Form 10-Q
period 2026-09-30
RELMADA THERAPEUTICS, INC.
filed 2026-11-12
CIK 1553643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 001-39082

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

As of November 10, 2026, there were 106,694,846 shares of common stock, $0.001 par value per share, outstanding.

Relmada Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Relmada Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30,	As of
	2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$5,720,325	$3,496,540
Short-term investments	196,402,988	89,509,710
Other receivable	10,912	—
Prepaid expenses	2,915,011	977,721
Total current assets	205,049,236	93,983,971
Other assets	247,379	19,500
Total assets	$205,296,615	$94,003,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,538,585	$1,568,944
Accrued expenses	5,237,116	4,861,583
Total current liabilities	7,775,701	6,430,527
Stock appreciation rights	3,783,853	1,060,931
Total liabilities	11,559,554	7,491,458

Commitments and Contingencies (See Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Class A convertible preferred stock, $0.001 par value, 3,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 and 150,000,000 shares authorized, respectively, 106,694,846 and 73,333,622 shares issued and outstanding, respectively	106,695	73,333
Additional paid-in capital	937,725,893	784,705,878
Accumulated deficit	(744,095,527)	(698,267,198)
Total stockholders’ equity	193,737,061	86,512,013
Total liabilities and stockholders’ equity	$205,296,615	$94,003,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9,217,440	$4,036,267	$25,699,073	$18,806,667
General and administrative	3,878,983	6,291,079	21,870,130	19,960,421
Total operating expenses	13,096,423	10,327,346	47,569,203	38,767,088

Loss from operations	(13,096,423)	(10,327,346)	(47,569,203)	(38,767,088)

Other (expenses) income:
Interest/investment income, net	2,274,541	247,013	5,535,697	1,008,758
Realized (loss) gain on short-term investments	(435,122)	(81,438)	(482,284)	28,717
Unrealized (loss) gain on short-term investments	(2,605,184)	70,275	(3,312,539)	212,210

Total other (expense) income – net	(765,765)	235,850	1,740,874	1,249,685

Net loss	$(13,862,188)	$(10,091,496)	$(45,828,329)	$(37,517,403)

Loss per common share – basic and diluted	$(0.12)	$(0.30)	$(0.44)	$(1.16)

Weighted average number of common shares outstanding – basic and diluted	112,437,710	33,191,622	103,745,599	32,274,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Nine months ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2025	73,333,622	$73,333	$784,705,878	$(698,267,198)	$86,512,013
Stock based compensation	—	—	956,186	—	956,186
Proceeds from issuance of common stock, net	29,474,569	29,475	150,352,510	—	150,381,985
ATM Fees	—	—	(65,651)	—	(65,651)
Cashless exercise of pre-funded warrants for common stock	2,082,032	2,082	(2,082)	—	—
Net loss	—	—	—	(19,051,956)	(19,051,956)
Balance – March 31, 2026	104,890,223	104,890	935,946,841	(717,319,154)	218,732,577
Stock based compensation	—	—	902,903	—	902,903
ATM fees	—	—	(66,273)	—	(66,273)
Stock issuance costs	—	—	(199,879)	—	(199,879)
Exercise of pre-funded warrants for common stock	1,682,500	1,683	—	—	1,683
Options exercised	97,123	97	101,400	—	101,497
Net loss	—	—	—	(12,914,185)	(12,914,185)
Balance – June 30, 2026	106,669,846	106,670	936,684,992	(730,233,339)	206,558,323
Stock based compensation	—	—	1,023,176	—	1,023,176
Options exercised	25,000	25	17,725	—	17,750
Net loss	—	—	—	(13,862,188)	(13,862,188)
Balance – September 30, 2026	106,694,846	$106,695	$937,725,893	$(744,095,527)	$193,737,061

	Three and Nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – December 31, 2024	30,174,202	$30,174	$676,373,822	$(640,882,035)	$35,521,961
Stock-based compensation	—	—	3,572,769	—	3,572,769
Issuance of Restricted Common Stock	3,017,420	3,017	902,209	—	905,226
Net loss	—	—	—	(17,559,465)	(17,559,465)
Balance – March 31, 2025	33,191,622	33,191	680,848,800	(658,441,500)	22,440,491
Stock-based compensation	—	—	3,448,453	—	3,448,453
ATM Expenses	—	—	(73,021)	—	(73,021)
Net loss	—	—	—	(9,866,442)	(9,866,442)
Balance – June 30, 2025	33,191,622	33,191	684,224,232	(668,307,942)	15,949,481
Stock-based compensation	—	—	3,607,554	—	3,607,554
Net loss	—	—	—	(10,091,496)	(10,091,496)
Balance – September 30, 2025	33,191,622	$33,191	$687,831,786	$(678,399,438)	$9,465,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Relmada Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(45,828,329)	$(37,517,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,882,265	10,628,776
Stock appreciation rights compensation	3,474,444	216,640
Issuance of restricted common stock	-	905,226
Realized loss (gain) on short-term investments	482,284	(28,717)
Unrealized loss (gain) on short-term investments	3,312,539	(212,210)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(2,176,081)	(81,285)
Accounts payable	969,641	(2,677,461)
Accrued expenses	375,533	(2,424,331)
Stock appreciation rights	(751,522)	-
Net cash used in operating activities	(37,259,226)	(31,190,765)

Cash flows from investing activities
Purchase of short-term investments	(199,152,165)	(1,043,307)
Sale of short-term investments	88,464,064	29,834,551
Net cash (used in)/provided by investing activities	(110,688,101)	28,791,244

Cash flows from financing activities
Proceeds from issuance of common stock	159,999,996	-
Payment of fees for issuance of common stock	(9,817,890)	-
Proceeds from options exercised for common stock	119,247	-
Proceeds from warrants exercised for common stock	1,683	-
ATM expenses	(131,924)	(73,021)
Net cash provided by/(used in) financing activities	150,171,112	(73,021)

Net increase/(decrease) in cash and cash equivalents	2,223,785	(2,472,542)
Cash and cash equivalents at beginning of the period	3,496,540	3,857,026
Cash and cash equivalents at end of the period	$5,720,325	$1,384,484

Non-cash investing and financing activities:
Cashless exercise of warrants for common stock	$(2,082)	$-

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

Sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of Prader-Willi syndrome, with additional potential indications in Tourette syndrome, essential tremor and other diseases related to excessive GABAergic activity.

The Esmethadone (d-methadone, dextromethadone, REL-1017) program was terminated effective July 7, 2025.

Relmada was also developing a proprietary, modified-release formulation of psilocybin (REL-P11) for metabolic indications. This program was terminated effective May 12, 2025.

On February 3, 2025, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Asarina Pharma AB (Asarina), a Swedish corporation, pursuant to which the Company has agreed, subject to the terms and conditions set forth therein, to purchase from Asarina all right, title, and interest in sepranolone, a Phase 2b ready neurosteroid being developed for the potential treatment of Prader-Willi syndrome, Tourette syndrome, essential tremor and other diseases related to excessive GABAergic activity. The total purchase price for sepranolone was €3,000,000. The Company paid Asarina $2,756,000 on February 5, 2025, which included a credit of $250,000 for a previous payment made by the Company to Asarina pursuant to an exclusivity agreement dated October 25, 2024.

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement was for Trigone’s NDV-01 product candidate, which is a novel, sustained-release, formulation of gemcitabine and docetaxel, with the potential to be a best-in-class intravesical treatment across the NMIBC disease spectrum. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represented 10% of the Company’s outstanding shares on such date, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to approximately $200 million in development, regulatory and commercial milestones. The Company will also pay a royalty of 3% on worldwide net sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026. As of September 30, 2026, no additional milestones were achieved.

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

NOTE 2 – LIQUIDITY

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2026, the Company incurred a net loss of $45,828,329 and had negative operating cash flows of $37,259,226.

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

On March 9, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (collectively, the Purchasers). The Purchasers purchased 29,474,569 shares of the Company’s common stock, par value $0.001 per share and pre-funded warrants up to 4,210,527 shares of common stock. The closing of the Private Placement occurred on March 11, 2026. The shares of common stock were sold at an offering price of $4.75 per share, and the pre-funded warrants were sold at an offering price of $4.749 per pre-funded warrant, which represents the per share purchase price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The net proceeds from the Purchase Agreement, after deducting fees, other expenses payable by the Company, and excluding the exercise of any pre-funded warrants, were approximately $150 million.

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

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s cash deposits are held at two high-credit-quality financial institutions. The Company’s cash and cash equivalents are carried at cost, which approximates their fair value. The Company’s cash and cash equivalents balance of $5,720,325 and $3,496,540 at September 30, 2026 and December 31, 2025, respectively, at these institutions exceed the federally insured limits.

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

Short-term investments at September 30, 2026 and December 31, 2025 consisted of mutual funds and corporate debt securities with an aggregate fair value of $196,402,988 and $89,509,710, respectively.

Patents

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Leases

The Company recognizes its leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s leases consist of operating leases for office space for terms of 12 months or less. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

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

The Company’s short-term investment instruments of $196,402,988 at September 30, 2026 consist of mutual funds and corporate debt securities.

Mutual fund securities are classified using Level 1 inputs within the fair value hierarchy because they are valued using NAV per share in an active market and are readily redeemable at that value on a daily basis without restriction. As of September 30, 2026, the mutual fund securities balance was $145,944,809.

Corporate debt securities are classified using Level 2 inputs within the fair value hierarchy because they are measured using observable inputs such as benchmark yields, credit spreads, and quoted prices for similar securities in active or inactive markets. As of September 30, 2026, the corporate securities balance was $50,458,179.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unrealized gains and losses are recorded in the condensed consolidated statement of operations as unrealized gain on short-term investments. The Company recorded unrealized losses of $2,605,184 and $3,312,539 included in other income for the three and nine months ended September 30, 2026, respectively. The Company recorded unrealized gains of $70,275 and $212,210 included in other income for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026, the stock appreciation rights liability had a fair value of $3,783,853. Significant inputs for Level 3 stock appreciation rights liability fair value measurement at September 30, 2026 are disclosed in Footnote 6.

There have been no transfers in and out of Level 3 during the three and nine months ended September 30, 2026 and 2025, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2026, and December 31, 2025, the Company had recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return and various state returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the statements of operations. There were no liabilities recorded for uncertain tax positions at September 30, 2026 and December 31, 2025. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are from December 31, 2021 forward.

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

For the nine months ended September 30, 2026 and 2025, the potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Nine months ended
	September 30, 2026	September 30, 2025
Stock options	15,513,355	14,149,986
Common stock warrants	565,085	750,908
Total	16,078,440	14,900,894

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

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies when awards fall under stock compensation guidance. This standard is effective for the Company for annual, and interim periods beginning January 1, 2027, with updates applied retrospectively or modified retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity—Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (Topic 505). This ASU clarifies the initial measurement and recognition of paid-in-kind (PIK) dividends on equity-classified preferred stock, including the timing and classification of such dividends within equity. The guidance is intended to reduce diversity in practice and improve comparability in the accounting for preferred stock instruments with PIK features. The standard is effective for the Company for annual and interim periods beginning January 1, 2027, with early adoption permitted. The guidance is to be applied either prospectively or on a modified retrospectively basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following (rounded to nearest $100):

	September 30, 2026	December 31, 2025
Insurance	$740,000	$411,900
Research and Development	1,873,800	496,500
Legal	140,600	—
Other	160,600	69,300
Total	$2,915,000	$977,700

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following (rounded to nearest $100):

	September 30, 2026	December 31, 2025
Research and development	$2,414,000	$3,971,700
Professional fees	311,100	220,000
Accrued bonus	1,555,700	—
Accrued vacation	588,500	535,500
Other	367,800	134,400
Total	$5,237,100	$4,861,600

NOTE 6 - STOCK APPRECIATION RIGHTS

During the nine months ended September 30, 2026, 275,000 cash-settled stock appreciation rights have been issued to employees and consultants with an exercise price of $4.11 to $7.42 with a 10-year term and vesting over a 4-year period. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.81% - 4.21%, (2) expected life of 6.25 years, (3) expected volatility of 129.5% - 134.7%, and (4) zero expected dividends.

At September 30, 2026, the Company revalued the cash-settled stock appreciation rights using a stock price of $3.77 and an exercise price of $0.45- $7.42. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 5.05% - 5.14%, (2) expected life of 4 – 6 years, (3) expected volatility of 129% - 152% and (4) zero expected dividends.

As of September 30, 2026, the total liability related to cash-settled SARs is $3,783,853, reflecting the fair value as of the reporting date. During the three months ended September 30, 2026, the Company recorded a reduction in compensation related to the cash-settled SARs in the amount of $1,296,228, included $367,742 and $928,486 of research and development and general and administrative expense, respectively, in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2026, the Company recorded compensation related to the cash-settled SARs in the amount of $3,474,444, included $796,344 and $2,678,100 in research and development and general and administrative expenses, respectively in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2026, the Company paid out $751,522 for the exercise of cash settled SARs.

A summary of the changes in SARs during the nine months ended September 30, 2026 is as follows:

	Number of Cash-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,434,125	$3.55	9.83	$6,915,214
Granted	275,000	$5.35	9.56	-
Exercised	(129,812)	-	-	-
Cancelled	(434,250)	-	-	-
Forfeited	(3,125)	-	-	-
Outstanding at September 30, 2026	5,141,938	$3.67	9.11	$2,127,470
SARs vested at September 30, 2026	1,020,873	$3.54	9.06	$230,859

At September 30, 2026, the Company has unrecognized compensation expense of approximately $13.7 million related to unvested stock appreciation rights which will be recognized over the weighted average remaining service period of 3.11 years.

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2026, the Company issued 122,123 shares of common stock for the exercise of 122,123 options for cash proceeds of $119,247.

During the nine months ended September 30, 2026, the Company issued 1,682,500 shares of common stock for the exercise of 1,682,500 pre-funded warrants for cash proceeds of $1,683.

During the nine months ended September 30, 2026, holders exercised pre-funded warrants to purchase 2,082,500 shares of common stock on a cashless basis. The Company issued 2,082,032 shares of common stock upon exercise and received no cash proceeds.

As of September 30, 2026, pre-funded warrants to purchase 5,760,527 shares of common stock remained outstanding. The prefunded warrants are exercisable at $0.001 per share, are subject to beneficial ownership limitations, and are classified as equity.

During the nine months ended September 30, 2025, the Company issued 3,017,420 shares of restricted common stock in accordance with the license agreement with Trigone Pharma. The Company recognized $905,226 of research and development compensation expense related to the restricted common stock issued as part of the transaction.

On April 6, 2022, the Company entered into a new Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, having an aggregate offering price of up to $100 million. We are not obligated to sell any shares under the agreement. As of September 30, 2026, no shares have been issued under this agreement.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Options

A summary of the changes in options during the nine months ended September 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2025	15,020,604	$12.51	6.69	$20,007,758
Granted	915,000	$4.78	—	$—
Exercised	(122,123)	$0.98	—	$—
Cancelled	(125)	$6.20	—	$—
Forfeited	(300,001)	$0.71	—	$—
Outstanding at September 30, 2026	15,513,355	$12.37	6.10	$10,359,539
Options exercisable at September 30, 2026	11,564,581	$15.75	5.15	$4,235,723

At September 30, 2026, the Company has unrecognized stock-based compensation expense of approximately $8.4 million related to unvested stock options which will be recognized over the weighted average remaining service period of 2.76 years.

During nine months ended September 30, 2026, there were 915,000 options granted with the weighted average exercise price of approximately $4.78 per share.

For the year ended December 31, 2025, the weighted average fair value of options granted was approximately $1.38 per share.

The weighted average fair value per share was calculated using the Black-Scholes model with the following specific assumptions:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2026	2025
Risk free interest rate	4.18 to 5.11%	3.85 to 4.16%
Dividend yield	0%	0%
Volatility	129%	126.4 - 134.4%
Expected term (in years)	6.25	6.25

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the changes in outstanding equity-warrants during the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding Warrants at December 31, 2025	5,880,085	$2.86
Granted	4,210,527	0.001
Exercised	(3,765,000)	—
Outstanding at September 30, 2026	6,325,612	$2.66
Warrants Vested at September 30, 2026	6,325,612	$2.66

The warrants granted during the nine months ended September 30, 2026 consist of 4,210,527 pre-funded warrants issued to investors in connection with the Company’s March 2026 private placement. The pre-funded warrants have an exercise price of $0.001 per share and are classified as equity.

At September 30, 2026, the Company had $0 of unrecognized compensation expense related to outstanding warrants.

At September 30, 2026, the aggregate intrinsic value of warrants exercisable was $21,717,201.

Stock-based compensation by class of expense

The following table summarizes the components of stock-based compensation expense which includes stock options and warrants in the unaudited consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (rounded to nearest $100):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$330,700	$183,300	$786,200	$514,300
General and administrative	692,500	3,424,300	2,096,000	10,114,500
Total	$1,023,200	$3,607,600	$2,882,200	$10,628,800

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

Third Party Licensor

Based upon a prior acquisition, the Company assumed an obligation to pay a third party (Dr. Charles E. Inturrisi and Dr. Paolo Manfredi – see below): (A) royalty payments up to 2% on net sales of licensed products that are not sold by sublicensee and (B) on each and every sublicense earned royalty payment received by licensee from its sublicensee on sales of license product by sublicensee, the higher of (i) 20% of the royalties received by licensee; or (ii) up to 2% of net sales of sublicensee. The Company will also make milestone payments of up to $4 or $2 million, for the first commercial sale of product in the field that has a single active pharmaceutical ingredient, and for the first commercial sale of product in the field of product that has more than one active pharmaceutical ingredient, respectively. As of September 30, 2026, the Company has not generated any revenue related to this license agreement.

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

Arbormentis, LLC

On July 16, 2021, the Company entered into a License Agreement with Arbormentis, LLC, a privately held Delaware limited liability company, by which the Company acquired development and commercial rights to a novel psilocybin and derivate program from Arbormentis, LLC, worldwide excluding the countries of Asia.  The Company collaborated with Arbormentis, LLC on the development of new therapies targeting neurological and psychiatric disorders, leveraging its understanding of neuroplasticity, and focusing on this emerging new class of drugs targeting the neuroplastogen mechanism of action. Under the terms of the License Agreement, the Company paid Arbormentis, LLC an upfront fee of $12.7 million, consisting of a mix of cash and warrants to purchase the Company’s common stock, in addition to potential milestone payments totaling up to approximately $160 million related to pre-specified development and commercialization milestones. Arbormentis, LLC was also eligible to receive a low single digit royalty on net sales of any commercialized therapy resulting from this agreement.

The licensed program stems from an international collaboration among U.S., European and Swiss scientists that has focused on the discovery and development of compounds that may promote neural plasticity.  Dr. Paolo Manfredi, co-inventor of REL-1017, and Dr. Marco Pappagallo, are among the scientists affiliated with Arbormentis, LLC.

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

Relmada Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Trigone

On March 24, 2025, the Company entered into an Exclusive License Agreement with Trigone, a privately held Israeli company. The license agreement was for Trigone’s NDV-01 product candidate, which is a novel, sustained-release, formulation of gemcitabine/docetaxel, with the potential to be a best-in-class intravesical treatment of the NMIBC disease spectrum. Under the terms of the agreement, the Company made a $3,500,000 upfront payment on March 25, 2025, and issued 3,017,420 shares of common stock, which represent 10% of the Company’s outstanding shares, for exclusive worldwide rights to NDV-01, excluding Israel, India and South Africa.

In addition, the Company will pay up to $200 million in development, regulatory and commercial milestones. The Company will also pay a royalty of 3% on worldwide net sales. As of December 31, 2025, a milestone had been achieved with a $2 million payment. The milestone payment was accrued for as of December 31, 2025 and paid to Trigone in January 2026. As of September 30, 2026, no additional milestones were achieved.

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

Beginning on May 29, 2024, we leased office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $10,500; that lease expired on May 30, 2025 with the Company continuing to lease the space under a month-to-month option. On September 28, 2026, the Company executed a lease for a new office space at 12 E 49th Street, New York, NY 10022 with monthly rent of approximately $26,833. The new lease will commence once work have been substantially completed and the month-to-month lease will then be terminated.

In accordance with ASC 842, Leases, the Company has elected the practical expedient and recognizes rent expense evenly over the 12 months.

For the three months ended September 30, 2026 and 2025, the Company recognized lease expense of approximately $45,400 and $43,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized lease expense of approximately $138,600 and $141,600, respectively.

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

The employees choose an amount from various investment options for both their contributions and the Company’s matching contribution. The Company’s contribution expense was $156,700 and $151,200 for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company operates as a single reportable segment focused on clinical stage drug development. The Company’s CODM is its chief executive officer and chief financial officer, who act jointly.

The CODM assesses performance and makes operating decisions about allocating resources based on the research and development operating expenses on the Condensed Consolidated Statements of Operations and is the Company’s measure of segment loss. The CODM compares actual research and development expenses to budget and forecast to monitor spending and evaluate progress toward development milestones.

The measure of segment assets is total cash and cash equivalents and short-term investments, which is regularly provided to the CODM in the Company’s forecasts and is reported on the Company’s Condensed Consolidated Balance Sheet. The Company’s cash and cash equivalents and short-term investments balance of $202,123,313 and $93,006,250 at September 30, 2026 and December 31, 2025, respectively.

The following table provides the operating expenses of our clinical stage drug development segment for the three and nine months ended September 30, 2026 and 2025 (rounded to the nearest $100):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Clinical Study Expense	$2,710,800	$1,083,100	$7,664,800	$9,823,300
Other Research Expense	761,800	852,800	2,722,400	3,386,000
Manufacturing and Drug Storage Expense	4,215,300	752,000	9,652,000	989,200
Compensation Expense	1,566,500	990,400	4,077,300	2,986,500
Stock-based Compensation Expense	(37,000)	358,000	1,582,600	1,621,700
Total Research and Development Expense	$9,217,400	$4,036,300	$25,699,100	$18,806,700

NOTE 11 - SUBSEQUENT EVENTS

On October 9, 2026, the Company entered into a service agreement with Scinai Biopharma Services Ltd. (“Scinai”) for manufacturing and related services supporting the Company’s NDV-01 clinical development program. In addition to service fees and reimbursements, the agreement provides for contingent success-based consideration payable to Scinai in shares of the Company’s common stock having an aggregate reference value of $1.0 million, which becomes earned if the Company submits the initial NDV-01 IND to the FDA on or before December 31, 2026, and the IND becomes effective without a clinical hold. If issuance of the shares is prevented, reduced or not completed by the outside payment date, the Company must pay the corresponding earned consideration in cash. See Part II, Item 2 of this Report.

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

Currently, our lead product candidate, NDV-01, is a novel, sustained-release formulation of gemcitabine and docetaxel, with the potential to be a best-in-class intravesical treatment across the NMIBC disease spectrum. NDV-01 is currently in a Phase 2 clinical trial in Israel to assess its safety and efficacy in patients with aggressive forms of NMIBC. We intend to develop NDV-01 for two separate indications: (1) the treatment of high-risk, 2nd line Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC and (2) the treatment of intermediate risk NMIBC patients in the adjuvant setting. We expect to file a United States Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) by year-end 2026. Subsequently, upon IND clearance, we anticipate initiation of Phase 3 programs for each indication.

Our second product, sepranolone is a novel neurosteroid epimer of allopregnanolone. Sepranolone is being developed for the potential treatment of PWS, with additional potential indications in TS, essential tremor and other diseases related to excessive GABAergic activity. We expect to file an IND application with the FDA by year-end 2026. Upon IND clearance, we anticipate initiation of a Phase 2b study in PWS.

Progress in Strategic Execution

On February 6, 2025, Relmada announced the acquisition from Asarina Pharma AB (Asarina) of sepranolone, a Phase 2b ready neurosteroid being developed for the potential treatment of PWS, with additional potential indications in TS, essential tremor and other diseases related to the excessive GABAergic activity.

On March 25, 2025, Relmada announced the in-license agreement from Trigone Pharma Ltd. (Trigone) of NDV-01, a novel, sustained-release, delivery formulation of a widely used chemotherapeutic regimen used to treat NMIBC.

Key Upcoming Anticipated Milestones

We expect several key milestones over the next upcoming months. These include:

●	NDV-01 United States IND filing with the FDA by year-end 2026

●	NDV-01 High-risk, 2nd line BCG-unresponsive NMIBC Phase 3 Trial Initiation – Upon IND clearance

●	NDV-01 Intermediate Risk NMIBC in the Adjuvant Setting Phase 3 Trial Initiation – Upon IND clearance

●	Sepranolone – United States IND filing with FDA by year-end 2026

●	Sepranolone - Initiation of a Phase 2b clinical trial in PWS – Upon IND clearance

Our Development Programs

NDV-01 Program

NDV-01, our lead program, was in-licensed on March 24, 2025. NDV-01 is a novel, intravesical delivery technology designed for the long-acting, sustained release of gemcitabine and docetaxel. This combination therapy has gained significant interest as an alternative to BCG for treating NMIBC, especially given the global BCG shortage since 2019, and for patients who do not respond adequately to BCG. Clinical studies have shown that gemcitabine and docetaxel achieve response rates and Recurrence-Free Survival comparable to or better than BCG. However, conventional administration is cumbersome, requiring sequential drug delivery over three to four hours, with limited tumor exposure time.

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

The Company previously announced the successful completion and receipt of written feedback from a Type B pre-IND submissions with the FDA regarding the planned Phase 3 program for NDV-01 in NMIBC patients. Relmada secured FDA alignment on certain key elements of the planned Phase 3 pivotal program for NDV-01, expected to begin upon IND clearance, and incorporating two studies for two separate indications:

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

We have not generated revenues and do not anticipate generating revenues for the foreseeable future. We had a net loss of approximately $45,828,300 for the nine months ended September 30, 2026. At September 30, 2026, we had an accumulated deficit of approximately $744,095,500.

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

Available Information

Reports we file with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act of 1934, as amended (the Exchange Act), including annual and quarterly reports, and other reports we file are available on the SEC’s website at sec.gov.

Results of Operations

For the Three Months Ended September 30, 2026 versus September 30, 2025:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Operating Expenses
Research and development	$9,217,440	$4,036,267	$5,181,173
General and administrative	3,878,983	6,291,079	(2,412,096)
Total	$13,096,423	$10,327,346	$2,769,077

Research and Development Expense

Research and development expense for the three months ended September 30, 2026 was approximately $9,217,400 compared to $4,036,300 for the three months ended September 30, 2025, an increase of approximately $5,181,100. The change was primarily driven by:

●	Increase in manufacturing and drug storage costs of $3,463,300

●	Increase in study costs of $1,627,700 associated with the ramp-up of NDV-01 and sepranolone studies;

●	Increase in compensation expense of $576,100 due to an increase in research and development employees and their related bonus;

●	Decrease in stock-based compensation expense of $367,700;

●	Decrease in other research expenses of $91,000 primarily associated with the winding down of the REL-1017 302 and 304 studies in 2025; and

●	Decrease in stock appreciation rights expense of $27,300.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2026 was approximately $3,879,000 compared to $6,291,100 for the three months ended September 30, 2025, a decrease of approximately $2,412,100. The change was primarily due to:

●	Decrease in stock-based compensation expense of $2,746,000;

●	Decrease in stock appreciation rights expense of $928,500;

●	Increase in compensation expense of $1,007,500 due to an increase of general and administrative employees and their related bonuses; and

●	Increase in other general and administrative expenses of $254,900 primarily due to an increase in consulting services.

Other Income

Interest/investment income was approximately $2,274,500 and $247,000 for the three months ended September 30, 2026 and 2025, respectively. The increase was due to higher average investment balance. Realized loss on short-term investments was approximately $435,100 and $81,400 for the three months ended September 30, 2026 and 2025. Unrealized loss on short-term investments was approximately $2,605,200 for the three months ended September 30, 2026 compared to an unrealized gain of $70,300 for the three months ended September 30, 2025.

Net Loss

The net loss for the Company for the three months ended September 30, 2026 and 2025 was approximately $13,862,200 and $10,091,500, respectively. The Company had loss per share basic and diluted of $0.12 and $0.30 for the three months ended September 30, 2026 and 2025, respectively.

Income Taxes

The Company did not provide for income taxes for the three months ended September 30, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

Results of Operations

For the Nine Months Ended September 30, 2026 versus September 30, 2025:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Operating Expenses
Research and development	$25,699,073	$18,806,667	$6,892,406
General and administrative	21,870,130	19,960,421	1,909,709
Total	$47,569,203	$38,767,088	$8,802,115

Research and Development Expense

Research and development expense for the nine months ended September 30, 2026 was approximately $25,699,100 compared to $18,806,700 for the nine months ended September 30, 2025, an increase of approximately $6,892,400. The increase was primarily due to:

●	Increase in manufacturing and drug storage costs of $8,662,800;

●	Increase in compensation expense of $1,090,800 due to an increase in research and development employees and their related bonuses.

●	Increase in stock appreciation rights expense of $796,400;

●	Decrease in study costs of $2,158,500 associated with a decrease of 302 and 304 study expenses due to the wind-down of these studies;

●	Decrease in stock-based compensation expense of $835,500; and

●	Decrease in other research expenses of $663,600 primarily associated with the wind-down of the 302 and 304 studies in 2025.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2026 was approximately $21,870,100 compared to $19,960,400 for the nine months ended September 30, 2025, an increase of approximately $1,909,700. The increase was primarily due to:

●	Increase in compensation expense of $5,768,000 primarily related an increase of general and administrative employees and their related bonuses;

●	Increase in stock appreciation rights expense of $2,678,100;

●	Increase in other general and administrative expenses of $1,496,500 primarily due to an increase in consulting services; and

●	Decrease in stock-based compensation expense of $8,032,900 related to option grants to employees and key consultants that reached the end of their vesting at the end of 2025.

Other Income

Interest / investment income was approximately $5,535,700 and $1,008,800 for the nine months ended September 30, 2026 and 2025, respectively. The increase was due to higher interest rates and investment yields and a higher average balance. Realized loss on short-term investments was approximately $482,300 for the nine months ended September 30, 2026 compared to a realized gain of $28,700 for the nine months ended September 30, 2025. Unrealized loss on short-term investments was approximately $3,312,500 for the nine months ended September 30, 2026 compared to an unrealized gain of $212,200 for the nine months ended September 30, 2025.

Net Loss

The net loss for the Company for the nine months ended September 30, 2026 and 2025 was approximately $45,828,300 and $37,517,400 respectively. The Company had loss per share, basic and diluted of $0.44 and $1.16 for the nine months ended September 30, 2026 and 2025, respectively.

Income Taxes

The Company did not provide for income taxes for the nine months ended September 30, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2026, the Company incurred a net loss of $45,828,329 and had negative operating cash flows of $37,259,226.

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

The following table sets forth selected cash flow information for the periods indicated below:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash used in operating activities	$(37,259,226)	$(31,190,765)
Cash (used in)/provided by investing activities	(110,688,101)	28,791,244
Cash provided by/(used in) financing activities	150,171,112	(73,021)
Net increase/(decrease) in cash and cash equivalents	$2,223,785	(2,472,542)

For the nine months ended September 30, 2026, cash used in operating activities was $37,259,226 primarily due to the net loss of $45,828,329 offset by non-cash stock-based compensation charges of $2,882,265 and stock appreciation rights compensation of $2,722,922. There were realized losses and unrealized losses on short-term investments of $482,284 and $3,312,539, respectively. In addition, there was a decrease in operating assets and liabilities of $830,907.

For the nine months ended September 30, 2025, cash used in operating activities was $31,190,765 primarily due to the net loss of $37,517,403 offset by non-cash stock-based compensation charges of $10,628,776, stock appreciation rights compensation of $216,640 and proceeds from the issuance of restricted common stock of $905,226. There were realized gains and unrealized gains on short-term investments of $28,717 and $212,210, respectively. In addition, there was a decrease in operating assets and liabilities of $5,183,077.

For the nine months ended September 30, 2026, cash used in investing activities was $110,688,101, due to $199,152,165 of purchases of short-term investments offset by $88,464,064 of sales of short-term investments.

For the nine months ended September 30, 2025, cash provided by investing activities was $28,791,244, due to $1,043,307 of purchases of short-term investments offset by $29,834,551 of sales of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2026, was $150,171,112 due to proceeds from the issuance of common stock for $159,999,996, proceeds from options exercised for common stock of $119,247, and proceeds from warrants exercised for common stock of $1,683 offset by fees for issuance of common stock of $9,817,890 and ATM expenses of $131,924.

Net cash used in financing activities for the nine months ended September 30, 2025 was $73,021 related to ATM expenses.

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

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2026 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results could differ from those estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2026, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 9, 2026, the Company entered into a service agreement with Scinai Biopharma Services Ltd. (“Scinai”) for manufacturing and related services supporting the Company’s NDV-01 clinical development program. In addition to service fees and reimbursements, the agreement provides for contingent success-based consideration payable to Scinai in shares of the Company’s common stock, par value $0.001 per share, having an aggregate reference value of $1.0 million.

The consideration becomes earned if the Company submits the initial NDV-01 investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) on or before December 31, 2026, and the IND becomes effective for the proposed clinical study upon expiration of the FDA’s initial 30-calendar-day review period, or earlier if affirmatively permitted by the FDA, without imposition of a clinical hold. The milestone applies solely to the initial NDV-01 IND arising from the project and does not extend to a later resubmission or a different IND unless otherwise agreed in writing.

The number of shares issuable will be determined by dividing $1.0 million by the average closing sale price of the Company’s common stock for the five trading days immediately preceding, but excluding, the IND submission date. Issuance is subject to applicable securities laws, required corporate approvals, Nasdaq requirements and contractual ownership and issuance limitations. Earned consideration is generally payable within 10 business days, as defined in the agreement, after satisfaction of the milestone, with a limited extension to no later than 30 such business days. If issuance is prevented, reduced or not completed by that outside payment date, the Company must pay the corresponding earned consideration in cash.

Any shares issued under the agreement are intended to be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Scinai represented that it is an accredited investor, is acquiring the securities for investment purposes and has had access to information concerning the Company. The shares will be subject to applicable transfer restrictions, and the agreement contemplates a 12-month contractual lock-up commencing upon issuance. The Company will receive no cash proceeds from any such issuance; the shares will constitute additional consideration for Scinai’s services.

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

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

Exhibit No.	Title of Document	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	By:	/s/ Sergio Traversa
Sergio Traversa
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Maged Shenouda
Maged Shenouda
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)